Form 10-K
BENEFICIAL CORP
filed 1995-03-23
CIK 8960




              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
(Mark One)
    x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1994

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from             to

                      Commission file number 1-1177

                            Beneficial Corporation
               (Exact name of registrant as specified in its charter)
                Delaware                       51-0003820
     (State of incorporation)       (I.R.S. Employer Identification No.)
         301 North Walnut Street,
         Wilmington, Delaware                    19801
(Address of principal executive offices)       (Zip Code)
         Registrant s telephone number, including area code:  (302)425-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                                                            Name of each exchange
Title of each class                                                         on which registered
Common Stock, $1 Par Value                                                  New York Stock Exchange
5% Cumulative Preferred Stock, $50 Par Value                                New York Stock Exchange
$5.50 Dividend Cumulative Convertible Preferred Stock, No Par Value
   $20 Stated Value (convertible into nine shares of Common Stock)          New York Stock Exchange
$4.50 Dividend Cumulative Preferred Stock, $100 Par Value                   New York Stock Exchange
$4.30 Dividend Cumulative Preferred Stock, No Par Value, $100 Stated Value  New York Stock Exchange
Preferred Stock Purchase Rights                                             New York Stock Exchange
8% Debentures Maturing at Holder s Option Annually on June 15,
   Commencing in 1983 and Due June 15, 2001                                 New York Stock Exchange
8.40% Debentures Maturing at Holder s Option Annually on
   December 15, Commencing in 1986 and Due May 15, 2008                     New York Stock Exchange
12 7/8% Debentures, Due August 1, 2013                                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE.
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.  Yes     x     No        .
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  At March 1, 1995, there were 52,852,352 shares outstanding of the registrant s common stock. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $2.0 billion.

DOCUMENTS INCORPORATED BY REFERENCE
   Part III incorporates by reference certain portions of the Beneficial Corporation Proxy Statement for the 1995 Annual
Meeting of Stockholders scheduled to be held May 18, 1995.








                                   PART I

Item 1.  BUSINESS.

                                  General

     Beneficial Corporation ( Beneficial  or  Company ) was organized  under  the laws  of the State of  Delaware on May 9, 1929, through the consolidation of three companies which had been operated under the same management.  The
Company traces its origin to 1914 when its first consumer loan office was opened.  The Company is a holding company, subsidiaries of which are engaged principally in the consumer finance and credit-related insurance businesses.  Operations conducted by the subsidiaries consist principally of a 1,090-office consumer finance network located in the United States,
Canada, the United Kingdom and Germany (the German operation is in the process of being sold); Personal Mortgage
Corporation, which originates second mortgage loans by telephone; Beneficial National Bank USA, a specialized private-
label credit card bank located in Delaware; Beneficial Credit Services, which is engaged in sales finance activities;
Beneficial National Bank, a full service commercial bank located in Delaware, which is also engaged in making income tax refund anticipation loans; The Central National Life Insurance Company of Omaha and its subsidiary, First Central
National Life Insurance Company of New York, which underwrite life and disability consumer credit insurance; Wesco
Insurance Company, which provides credit property insurance; and Harbour Island Inc. and subsidiaries, which are engaged in real estate development in Florida.  Beneficial and its subsidiaries employed approximately 8,500 people at December
31, 1994.

     For information concerning various factors that affected operations during 1994, see  Management s Discussion and Analysis of Financial Condition and Results of Operation  under Item 7.  For pertinent geographical data, see Note
20 to the financial statements.

Operations

Consumer Finance Operations

    Loan Office Network

     Consumer loan subsidiaries operate through a loan office network in the United States, Canada, Germany and the
United Kingdom.  In addition to making consumer loans, the subsidiaries purchase loans and sales finance contracts and sell certain insurance products.  For the first time in almost 15 years, the number of loan offices began to grow noticeably in 1994.  In the United States, this trend reflects the Company s re-entering smaller markets and inner city urban locations, with new, scaled-down offices, staffed by as few as two or three people.  Expansion in the United Kingdom reflects the
Company s plans to increase market share and capitalize on Beneficial Bank PLC s strong competitive position.  The number of offices in the network for the past five years is shown in the following table:
                   Number of Offices at December 31
                    1994     1993     1992     1991     1990
United States. . .   902      886      883      891      900
Canada . . . . . .   102      103      103      103      104
United Kingdom . .    69       60       53       53       53
Germany. . . . .      17       17       17       17       11
    Total. . . . . 1,090    1,066    1,056    1,064    1,068

     In addition, consumer finance operations include two subsidiaries engaged in private-label credit card and sales finance activities and a commercial bank and its eight full-service branches located in Delaware.

    Finance Receivables

     The following table shows the composition of the finance receivables portfolio at December 31
(in millions):

Receivables Owned:                              1994    1993    1992    1991    1990
   Real Estate Secured                       $ 6,860 $ 6,708  $5,975  $4,983  $5,007
   Personal Unsecured                          2,486   2,275   2,149   2,222   2,095
   Credit Cards and Sales Finance Contracts*   2,872   1,939   1,365   1,245     739
   Commercial                                    105      97     103     124     154
         Total                                12,323  11,019   9,592   8,574   7,995
Receivables Serviced With Limited Recourse
   (all real estate secured)..........           630     192     370     638     139
        Total Owned and Serviced..........   $12,953 $11,211  $9,962  $9,212  $8,134

* See discussion relating to growth under  Sales Finance Activities  on page 5.

     Periodically, subsidiaries of the Company sell home equity loans through securitizations in the capital markets and retain collection and administrative responsibilities as servicer for the trust holding the home equity loans.  The
Company also has an economic interest in the residual cash flows of such trust.  Under terms of the sales, the purchasers have limited recourse should certain amounts of the loans prove to be uncollectible.  However, the Company believes that reserves established for these off-balance-sheet instruments are adequate to provide for any accounts found to be uncollectible.  The subsidiaries securitized $757 million of home equity loans in 1994 and $620 million in 1991, as well as $248 million in 1989.

     The table below discloses at December 31 international finance receivables by country as translated into U.S.
dollars (in millions):
                                   1994    1993    1992    1991    1990
Canada                           $  605  $  517  $  487  $  541  $  534
United Kingdom                      867     666     547     425     387
Germany                             421     402     417     409     208
    Total                        $1,893  $1,585  $1,451  $1,375  $1,129
Percentage of Total Receivables.  15.4%   14.4%   15.1%   16.0%   14.1%

     The United Kingdom includes $162 million (British Sterling 107 million) in 1992, resulting from the acquisition of Sterling Bank & Trust (a second-mortgage lender).  In 1991, Germany includes $160 million (DM243 million) due to the acquisition Pacific Bank GmbH (merged with BFK Bank AG in 1993).

     The above receivable balances are affected by fluctuations in foreign currency exchange rates.  The following table shows finance receivables of international operations in their indigenous currencies:

                                     1994   1993  1992  1991  1990
Canada.........          ........ C$   848   687   619   625   619
United Kingdom......British Sterling   553   451   363   228   201
Germany.........................  DM   653   698   674   622   311


   International Operations

     The Canadian operation consisted of 102 offices located across Canada; however, the provinces of Ontario and
Quebec represented 57% of total Canadian receivables.  At year-end 1994, approximately 46% of Canadian receivables were real estate secured, 29% were personal unsecured, 17% were private-label credit cards and 8% were sales finance contracts.  Chargeoffs decreased to C$17.9 million in 1994 from C$18.3 million in 1993, and declined more significantly as a percentage of average receivables outstanding to 2.42% from 2.92% in 1993.  Contractual delinquency fell to 1.98%
at year-end 1994 from 2.23% a year earlier.  The Canadian operations reported C$16.3 million (U.S. $11.9 million) in net income for 1994, compared to C$14.4 million (U.S. $11.2 million) in 1993 and C$8.7 million (U.S. $7.2 million) in
1992, a year when chargeoffs and real estate owned losses were particularly heavy.

     The United Kingdom operation offers consumer loans, sales finance contracts, and credit card and deposit services through 69 offices in the United Kingdom.  United Kingdom receivables at the end of 1994 were composed of 30% real estate secured, 30% private-label and Visa credit cards, 23% personal unsecured and 17% sales finance contracts.  Profits were British Sterling 9.1 million (U.S. $13.9 million) in 1994, up from British Sterling 7.7 million (U.S. $11.6 million)
in 1993 and British Sterling 2.7 million (U.S. $4.8 million) in 1992.  Earnings benefited from receivables growth, wide lending spre and reduced chargeoffs in 1994 and 1993, as well as from incremental earnings related to the acquisition of
Sterling Bank in 1992.

     BFK Bank AG offers consumer loans and accepts deposits through 17 offices in Germany.  While personal loans and sales finance contracts are the German subsidiary s major loan product lines, the bank also makes real estate secured loans and has a small portfolio of commercial loans.  Reflecting a fourth quarter 1994 charge of DM60 million (U.S. $38 million) to cover potential losses on a block of loans granted to finance the purchase of campground sites by German consumers from a financial services company (see Management s Discussion and Analysis on page 14), the bank recorded a loss of DM52 million (U.S. $32 million) in 1994, after recording net income of DM4.3 million (U.S. $2.6 million) in
1993 and DM3.7 million (U.S. $2.4 million) in 1992.  As announced in December 1994, the Company is now in the process of selling the German operation.  Management of Beneficial believes that the capital committed to the German operation can be realized more profitably in the operations in North America and the United Kingdom.

    Geographic Distribution

     Finance receivables in each of the ten jurisdictions (U.S. and international) with the highest percentages of total receivables were as follows:


Jurisdiction                                            Percent
California . . . . . . . . . . . . . . . . . . . . . . . 19.2%
New York . . . . . . . . . . . . . . . . . . . . . . . . .8.0
United Kingdom . . . . . . . . . . . . . . . . . . . . . .7.0
Pennsylvania . . . . . . . . . . . . . . . . . . . . . . .5.2
Canada . . . . . . . . . . . . . . . . . . . . . . . . . .4.9
Ohio . . . . . . . . . . . . . . . . . . . . . . . . . . .4.9
Florida. . . . . . . . . . . . . . . . . . . . . . . . . .3.7
Texas. . . . . . . . . . . . . . . . . . . . . . . . . . .3.5
Germany. . . . . . . . . . . . . . . . . . . . . . . . . .3.4
New Jersey . . . . . . . . . . . . . . . . . . . . . . . .3.3


   Portfolio Distribution

     The following table shows the distribution by size of real estate secured and personal unsecured loans made during the respective years:

              Principal Amount of Loans Made in Each Size Class
              as a Percent of Total Principal Amount
              Years Ended December 31
                         1994     1993      1992      1991       1990
Under      $ 5,000....   38.8%    35.2%     32.1%     35.2%      35.9%
5,001   -   50,000....   26.7     26.0      29.1      32.7       34.8
50,001 -   100,000....   16.9     18.7      19.3      17.4       16.7
Over       100,000....   17.6     20.1      19.5      14.7       12.6

    Credit Quality Measures

     Certain data regarding loss experience of finance receivables are as follows:

(in millions, except percentages)
                               Net                            Delinquency
                  Net   Chargeoffs    Allowance    Allowance  (two months
           Chargeoffs   to Average   for Credit   for Credit  and greater
               (after        Gross    Losses at    Losses to         on a
           offsetting      Finance       End of      Finance  contractual
Year      recoveries)  Receivables         Year  Receivables       basis)
1994          $148.7         1.28%       $331.6        2.69%        2.46%
1993           149.1         1.42         279.0        2.53         2.67
1992           162.6         1.75         262.4        2.74         3.24
1991           152.2         1.77         254.0        2.96         3.35
1990           100.1         1.31         233.5        2.92         3.51

Note:  1994 does not include $38.0 in chargeoffs (0.33% of net chargeoffs to average gross finance receivables) related to BFK
Bank AG.

     The allowance for credit losses at year-end 1994 covered net chargeoffs (excluding the German charge) 2.2 times, compared to 1.9 times a year earlier.  In addition to the allowance for credit losses, the balance in dealer reserves at
December 31, 1994 and 1993, was $11.0 million and $11.9 million, respectively.

     Chargeoffs and delinquencies are generally higher during periods of adverse economic conditions, such as rising unemployment, falling housing values, and increased inflationary pressures, which affect the ability of the borrower to repay.  It is the policy of the subsidiaries generally not to renew delinquent accounts.  Receivables considered to be uncollectible or to require disproportionate collection costs are charged to the allowance for credit losses, but collection efforts are generally continued.
    Lending Policies

     Loans on both a secured and unsecured basis are made after a thorough credit investigation and a favorable evaluation as to the borrower s willingness and ability to repay.  Emphasis continues to be placed on real estate secured receivables, which carry larger balances and are less labor intensive to service than other consumer loans.  Real estate secured loans are either closed-end or revolving, and rates are either variable or fixed.  At the end of 1994, approximately
43% of real estate secured loans were fixed-rate and 57% were variable-rate.  Real estate secured loans are subject to carefully monitored underwriting of both the borrower s ability to repay and the independent professionally appraised market value of the property.  The loans are well-documented consumer loans based on the creditworthiness of the borrower, with the collateral of the real estate providing additional security.  U.S. consumer finance subsidiaries will generally lend to a maximum of only 75% (including the existing first mortgage) of the appraised value of the real estate as determined by independent appraisers.  In the case of a first mortgage, the subsidiaries will generally lend to 80%.  In addition, a rigorous discipline of credit approval is enforced regarding borrower debt-to-income ratios and overall consumer credit quality.  Most real estate loans must be approved by regional management, as well as by the originating loan office manager.  Loans above $250,000 generally require additional approval of senior management at headquarters.  Independent appraisers are evaluated by regional management, as well as by the loan office manager.

     Closed-end loans and revolving loans made under consumer finance acts generally are not secured by real estate.
Closed-end loans generally do not exceed a 60-month term, and the interest rate may be limited according to the size of the loan.  Revolving loans are written with fixed rates.  Generally, loans under the consumer finance acts are made at the maximum rates allowable.  Experience indicates that a borrower who qualifies for additional credit often obtains a new loan in an amount larger than his existing balance.  A portion of the proceeds of the new loan is applied to extinguish the existing balance.

    Sales Finance Activities

     Sales finance activities conducted by subsidiaries featuring the name  Beneficial Credit Services  and by Beneficial
National Bank USA ( BNB USA ) represent the most important source of new loan customers for the consumer finance subsidiaries.  In 1994, approximately 50% of new loan customers for other consumer finance products originated as sales finance customers.  Beneficial Credit Services programs are marketed through the loan office network to smaller regional/local merchants.

     BNB USA is a specialized credit card bank located in Wilmington, Delaware.  The bank offers customized private-
label revolving charge programs to large regional and national retailers, offering their retail customers open lines of credit.
Additionally, the bank provides marketing and cardholder services designed to meet each retailer s needs.  Targeted retailers include home centers, electronics, furniture and apparel industries, as well as warehouse clubs and mail-order markets.  BNB USA also purchases existing portfolios of revolving charge programs.  Outstanding receivables totaled
$1,613 million at year-end 1994, up from $937 million at the end of 1993 and $527 million at the end of 1992.  A significant portion of the growth was provided by four retailers:  Best Buy Company, Inc., BJ s Warehouse Club,
CompUSA, and Rhodes Furniture, Inc.  Best Buy represented 49% of the portfolio at December 31, 1994.  Merchant relationships totaled 47 at the end of 1994, up from 38 at the end of 1993.  A significant portion of the over $400 million growth during 1993 was provided by Best Buy, Rhodes and BJ s Warehouse Club.
    Personal Mortgage Corporation

     Personal Mortgage Corporation ( PMC ), which began operations in July 1991, provides consumers with fast action on home equity loan applications -- all by telephone, with an initial answer usually within 24 hours.  The menu of real estate products offered by PMC is wider than typically offered in a loan office and therefore can meet the needs of a broader demographic base.  After initially commencing operations in several upstate New York metropolitan areas in
1991, PMC s operations now span nine contiguous states in the Northeast and Mid-Atlantic regions, as well as Florida.
In 1994, PMC funded 3,124 loans for $141 million, an 11% improvement over 1993 in number and a 14% improvement in dollars funded.  Approximately 87%, or $122 million, of loans funded were sold and transferred to other Beneficial consumer loan subsidiaries.  The remainder were sold to other originators who provide products to service niches outside of Beneficial s traditional customer base.

    Commercial Banking

     Beneficial National Bank ( BNB  or  Bank ), based in Wilmington, Delaware, is the Company s commercial banking subsidiary.  Through its eight full-service branches in Delaware, BNB provides a full range of commercial and consumer banking services to small- and medium-sized businesses and to consumers in Delaware and surrounding markets.
Also, BNB, in conjunction with affiliated companies, originates and services a portion of the Tax Refund Anticipation
Loans ( RALs ) issued through H&R Block and certain of its franchisees.  In addition, the Bank provides significant corporate cash management and treasury services to Beneficial Corporation and its operating subsidiaries.  All disbursements through the consumer finance subsidiaries  loan office network, as well as all checks written by customers on revolving credit lines originated through the loan office network, are drawn on BNB.

     The following table shows certain financial data for BNB (in millions):

During the Year                      1994      1993     1992    1991    1990
   Pretax Income:
      Excluding RALs                 $ 9.2    $ 2.3    $ 1.1  $(12.9)  $ 2.6
      RALs                            16.7     15.9     16.0    13.8     6.9
         Total Pretax Income         $25.9    $18.2    $17.1   $ 0.9   $ 9.5
   Net Income                        $16.4    $11.8    $11.1   $ 1.0   $ 6.5

At Year-End
   Total Assets                      $371     $364     $421    $334    $313
   Total Loans*                       223      214      207     238     237
   Total Deposits                     289      294      369     287     243
   Capital to Assets Leverage Ratio  16.4%    15.0%    10.2%    9.5%    9.8%

*Excluding participation sold to other institutions.

     The Bank s earnings include processing fees for originating and servicing the RAL program.  These earnings have also been included with the pretax earnings reported in the Refund Anticipation Loan Program section that follows, so that all earnings related to RAL can be set forth separately.

     The increase in earnings (excluding RALs) in 1994 resulted mainly from higher net interest income and a lower provision for credit losses, reflecting a sharp reduction in chargeoffs compared to 1993.  In 1991, pretax losses (excluding
RALs) resulted from higher commercial loan chargeoffs and a strengthening of the allowance for losses to reflect economic conditions and increased commercial delinquency.

     The Bank s loan portfolio is composed of 44% commercial and industrial ( C&I ) loans and 56% consumer loans and credit card receivables.  A large portion of the C&I loans are commercial mortgage loans or have real estate collateral as additional security for cash flow-oriented business loans.

    Refund Anticipation Loan Program

     Through BNB, Refund Anticipation Loans are made to consumers entitled to a tax refund who file their returns with the Internal Revenue Service ( IRS ) through H&R Block s electronic filing system.  After the return is processed, refund proceeds are directly transmitted from the IRS via electronic funds transfer to a unique consumer account at BNB, with the proceeds applied to repay the outstanding loan.  In early February 1995, the IRS, without warning, began delaying the payment of the earned income tax credit portion of the tax refund payable to BNB on returns filed in 1995, and subsequently confirmed that, when finally released, the held earned income portion would be sent directly to the taxpayer, rather than to BNB as directed by the taxpayer.  See Management s Discussion and Analysis on page 14 for discussion of the potentially adverse impact on the RAL program in 1995 as a result of this change in procedure.

     BNB received a flat fee of $29.00 in 1994 for extending the RAL loan, which was unchanged from the prior three years.  Pursuant to the terms of a long-term contract signed with H&R Block in 1991 for continuation of the RAL relationship, H&R Block received a $7.00 fee for each BNB RAL facilitated by H&R Block in 1994, up from $5.00 in
1993 and $3.00 in 1992.  BNB made approximately 2,829,000 RALs during the 1994 tax season, compared to 2,709,000 in 1993, and 2,750,000 in 1992.  The average loan amount was $1,452 in 1994, up from $1,346 in 1993 and $1,272 in
1992.

     The RAL program (before allocation of headquarters computer support overhead) earned pretax income of $50.2 million in 1994, compared to $56.5 million in 1993, and $34.7 million in 1992.  As mentioned in the Commercial Banking section, pretax income includes BNB processing fees.  1994 RAL earnings were lower than in the prior year because of higher H&R Block fees.  Additionally, a cross-collection program implemented in 1993 in conjunction with other major electronic filers contributed only $1.9 million to 1994 profits, compared to $4.7 million in 1993, due to the higher volume of collectible outstandings in 1993.  In the 1992 tax season, the IRS  lien screen  temporarily malfunctioned, which caused certain taxpayers with unpaid tax liens, delinquent student loans or unpaid child support to be approved by the IRS for direct deposit of their refunds when, in fact, no refund would be issued by the IRS.  Because of this malfunction, credit losses in the 1992 tax season were increased by approximately $9 million.  In addition, in 1992, fraud losses reduced pretax profits by $2.3 million.


Insurance Operations

     Operations of the Beneficial Insurance Group consist primarily of The Central National Life Insurance Company of Omaha ( CNL ) and its subsidiary, First Central National Life Insurance Company of New York ( FCNL ), which underwrite life and disability consumer credit insurance.  During mid-1993, the Insurance Group acquired Wesco Insurance
Company ( Wesco ), a property/casualty insurance company licensed in 41 jurisdictions.  This company had been sold in 1987 by the Insurance Group, when Wesco offered services in only a few states.  However, Wesco continued to service credit-related property insurance for the Beneficial consumer finance network under a long-term agreement.  The addition of Wesco allows the Insurance Group to directly underwrite the credit property coverage for the Beneficial consumer finance network.  In addition, insurance agency relationships are maintained with several outside insurance companies that offer selected non-credit related products.  These products are marketed chiefly through the domestic Beneficial loan office network.  Agency operations earn a commission, while the insurance risk of loss rests with the insurance carrier.

     CNL and its subsidiary, FCNL,  rank among the industry leaders in the highly specialized consumer credit insurance marketplace, offering both life and disability coverages.  The credit products are generally marketed through the domestic consumer finance subsidiary network and, in the Northeast, through independent distribution channels to commercial banks, thrift institutions, finance companies and automotive dealerships.  Also, CNL is a marketer of deferred annuities, largely through its relationships with major financial institutions and regional banks in the Mid-Atlantic region.
During 1994, A.M. Best again affirmed its rating of  A+ (Superior)  for CNL.  CNL also carries a claim-paying ability rating of  AA,  which is considered excellent, from Standard & Poor s Corporation.
     Credit life insurance policies typically cover the life of the borrower and provide for the full payment of the outstanding balance in the event of the insured's death.  Credit accident and health insurance policies provide for the payments of the installments as they become due on the insured's obligation during a period of unemployment or disability due to illness or injury. Credit property insurance is written to protect the property pledged as security for the obligation.
Purchases of credit life and credit accident and health are entirely voluntary and at the borrower's request.  Additionally, purchases of property insurance are also at the borrower's request, except for property damage coverage for property pledged as collateral if the borrower does not provide evidence of coverage with another insurance carrier.

     The following table sets forth information concerning the insurance operations (in millions):

                                     Years Ended December 31
         Premiums Earned                    1994    1993   1992
   Consumer Finance Subsidiaries:
      Credit-related . . . . . . . .      $ 96.1  $ 77.2  $62.4
      Other. . . . . . . . . . . . .         5.2     2.3    2.8
   Independent:
      Credit-related . . . . . . . .        17.1    11.5   12.7
      Ordinary . . . . . . . . . . .         9.4    10.3   10.8
   All Other . . . . . . . . . . . .        15.9    15.2    5.4
         Total Premiums Earned . . .      $143.7  $116.5  $94.1
   Operating Income
   Consumer Finance Subsidiaries:
      Credit-related . . . . . . . .      $ 34.0  $ 27.2  $23.3
      Agencies . . . . . . . . . . .        12.4    18.3   12.5
      Other. . . . . . . . . . . . .         3.3     1.9    2.7
         Total . . . . . . . . . . .        49.7    47.4   38.5
   Independent:
      Credit-related . . . . . . . .        (5.0)   (2.8)  (3.2)
      Annuity. . . . . . . . . . . .         4.5     2.9    0.3
      Other. . . . . . . . . . . . .        (0.4)    0.4   (0.8)
         Total . . . . . . . . . . .        (0.9)    0.5   (3.7)
   All Other (primarily unallocated investment income
      and capital gains) . . . . . .        21.1    21.3   24.6
         Total Operating Income. . .      $ 69.9  $ 69.2  $59.4

   Net Income                             $ 45.1  $ 44.3  $39.0

     1994 earnings were essentially flat with 1993 s earnings; however, 1993 earnings increased $5.3 million pretax, as previous estimates of accrued contingent commissions and unearned commission reserves were adjusted to agree to actual reserves reflected on Wesco s books.

     The Insurance Group's total net premiums written, largely by CNL, were $157.9 million, up 29% from $122.2 million in 1993.  1994 premium growth was supported by strengthening in the Beneficial-credit marketplace, the inclusion of Wesco s full year credit property business and the expansion of production through independent, non-affiliated accounts.
For comparative purposes, 1993 s premium results increased 39% from 1992, reflecting the inclusion of $19.7 million of credit property premiums generated by the acquisition of Wesco, as well as improvement in credit life and disability production.  Total credit premiums written increased to $126.0 million in 1994 from $92.3 million in 1993.  Premiums written through the loan office network increased 32% to $106.3 million from $80.7 million in 1993.  Premiums written through outside accounts rose 70% to $19.7 million from $11.6 million in 1993.  Annuity sales for 1994 were $145 million, compared to $166 million in 1993.
     Investment income (net of interest paid on annuities) increased 12% to $50.1 million in 1994 from $44.9 million in 1993 and $39.5 million in 1992.  Despite interest rates, in general, being up in 1994, the average yield on the entire portfolio declined to 7.21% in 1994, from 7.64% in 1993 and 8.21% in 1992, as yields on maturities, dispositions exceeded the yields on investment securities purchased during 1994.  The market value of investments exceeded
$1.2 billion at year-end 1994, slightly higher than at year-end 1993, with investments consisting almost entirely of fixed-
income obligations rated "A" or better.  New funds are primarily being invested in intermediate-term, high-quality corporate bonds.

     The investment portfolio has virtually no real estate holdings nor commercial mortgages.  Approximately 29%
of the portfolio consists of collateralized mortgage obligations ( CMOs ), chiefly rated "AAA,"  which support annuity reserves.  The overall portfolio of CMOs was purchased at a discount to par and contains no interest-only, principal-only, or inverse floater tranches.  Asset-liability matching studies indicate that, despite interest rate changes, the asset-liability match remains favorable for the Insurance Group.

Real Estate Investments

     Harbour Island is a 177-acre, mixed-use real estate development located off the southerly waterfront of downtown
Tampa, Florida.  The island is connected to downtown Tampa by two bridges and a people-mover monorail system.  The
Development of Regional Impact ( DRI ) plan for full development of the island has been approved and provides for commercial, hotel, residential and retail space.

     At year-end 1994, the investment in and advances to Harbour Island amounted to $91 million, compared to $98 million at the end of 1993.  Some of the more significant assets of Harbour Island include a $34 million long-term operating lease for a 300-room  four star  hotel (currently under lease to Wyndam Hotels), $13 million in investments in and advances to residential development joint ventures and $34 million attributable to approximately 69 acres of undeveloped land.  The lessee of the hotel has full operating responsibilities and makes basic rental payments to Harbour
Island.  Contingent rent is received if net operating income exceeds the basic rent plus a management fee.

     Recent development of Harbour Island has been mainly residential properties.  Two for-sale ventures include an upscale detached single-family home project and a fee simple townhouse project.  The single-family home project has entailed homes built to suit, with 18 completed and sold to date.  The townhouse project totals 97 units and is expected to be completed and sold during 1995.  A third for-sale project consisting of 54 detached single-family homes will break ground in 1995.  These ventures are being developed by limited partnerships in which subsidiaries of the Company are limited partners.

     In addition to the for-sale ventures, two luxury garden apartment complexes, which include a total of 516 units, have been successfully developed on Harbour Island.  These projects have operated at nearly full occupancy since inception, enjoying rental rates at the high end of the market.  Both complexes are owned by limited partnerships in which subsidiaries of the Company are limited partners.

     On a fully debt-funded basis, Harbour Island incurred a pretax operating loss of $18.0 million for 1994, compared to pretax losses of $17.0 million and $18.6 million in 1993 and 1992, respectively.  The project is charged interest on all net cash advanced since inception at Beneficial s overall melded cost-of-funds rate.  Accordingly, nearly all of the losses in recent years represent interest cost to carry and non-cash depreciation charges.  However, until significant parcels of the raw land or entire ventures are sold, accounting losses from Harbour Island are not likely to decline substantially because of the continuing significant cost to carry.

Other Real Estate

     Subsidiaries of the Company also own nearly 700 acres of real estate adjacent to the Peapack, New Jersey, office complex.  Sales of significant parcels of this land do not appear likely in the immediate future.
Financing

     The Company and its subsidiaries obtain funds both in the United States and in foreign markets through sales of long-term debt securities and commercial paper and through short-term borrowings on unsecured lines of credit from banks.
At December 31, 1994, long-term debt totaled $7,325 million and short-term borrowings aggregated $3,474 million
(consisting of $3,210 million of commercial paper and $264 million of bank borrowings).  In addition, deposits payable totaled $654 million.  Lines of credit are used to support the Company s commercial paper  borrowings.  At December
31, 1994, the total of all lines of credit was $3,541 million.  Approximately 70% of bank credit commitments are for a three year original term, with the remaining 30% renewable on an annual basis.  The unused portion of all lines of credit was $3,276 million.  The overall, weighted average annual interest cost, including the costs of maintaining lines of credit, of all short- and long-term borrowings of the Company and consolidated subsidiaries was 6.57%, 6.77%, 7.87%, 9.01%, and 9.55% in 1994, 1993, 1992, 1991 and 1990, respectively.

     Continuously offered medium-term notes ( MTNs ) are the primary vehicle used by the Company to place senior term debt.  Total fixed-rate MTNs provided $1.0 billion in funds during 1994 at an average coupon of 7.70% and a weighted average maturity of 3.7 years.  In addition, $1.7 billion of variable-rate MTNs were sold at an all-in cost slightly below the Company s cost of commercial paper borrowings.  The average maturity was 1.2 years.  The Company had available under a shelf registration with the Securities and Exchange Commission $608 million of unissued debt securities at the end of 1994.  Effective February 1, 1995, the Company registered an additional $3 billion of debt securities.

     Beneficial Corporation guarantees the borrowings of its Canadian, United Kingdom, and German subsidiaries, thereby increasing such subsidiaries  access to local capital markets and minimizing interest costs for these foreign operations.  The Canadian operation is funded through commercial paper borrowings and notes sold in the Canadian financial market.  The United Kingdom operation generates a modest amount of deposits but is chiefly funded through bank borrowings, sterling commercial paper sales, and long-term debt placements.  In addition to deposits, the German consumer banking subsidiary is funded with short- and long-term debt sold through bank lines of credit.  For additional information on short-term and long-term debt, see Notes 10 and 11 to the financial statements.

Regulations

     Real estate secured loans are supervised under and regulated by state legislation, which generally requires that the lender be licensed.  Most states do not limit rate, but rate is a competitive factor whether limited or not.  While the statutes of several states place no maximum limit on the contractual term of closed-end loans secured by real estate, the consumer finance subsidiaries generally limit loans of this type to periods ranging from 60 to 180 months.  The consumer finance subsidiaries also operate under consumer finance acts (small loan statutes), which typically require that the lender be licensed.  Licenses are subject to revocation for cause.  The subsidiaries also make non-real estate secured installment loans under statutes other than consumer finance acts.  The banking subsidiaries are subject to regulations of certain federal agencies and undergo periodic examination by these regulatory authorities.

     The insurance operations are subject to state regulation in the jurisdictions in which they are authorized to conduct business.  Generally, such laws cover, among other things, types of insurance that may be sold, policy reserve requirements, permissible investments, premiums charged, limitations on the amount of dividends payable by any insurance company and guidelines and standards with respect to dealings between insurance companies and affiliates.  Most states have also enacted insurance holding company legislation pertaining to insurance companies and their affiliates.

     The consumer finance subsidiaries are required to comply with the Federal Truth-in-Lending Act, which requires, among other things, disclosure of pertinent elements of consumer credit transactions, including the finance charges and the comparative costs of credit expressed as an annual percentage rate.  In addition, the subsidiaries are also required to comply with the Federal Equal Credit Opportunity Act (which prohibits discrimination in any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, receipt of income from a public assistance program or the good faith exercise of rights under the Federal Consumer Credit Protection Act) and with the Real Estate Settlement
Procedures Act.

Competition

     In the consumer finance industry, the Company s subsidiaries face strong competition from banks, savings institutions, credit unions, finance companies and other financial institutions.  Rate competition among finance companies is minimal for small consumer loans.  The subsidiaries compete for these loans primarily on the basis of name recognition, service and reputation.  There is considerable rate competition within the second mortgage loan market.  In addition, the business of the subsidiaries may be adversely affected in the future by other unforeseen factors, such as rate reductions, credit restrictions, economic conditions, judicial decisions or legislative acts.

Item 2.  PROPERTIES.

     The Company and its subsidiaries do not hold any substantial amount of property other than the real estate investments described previously and properties acquired through a security interest.  Substantially all of the property utilized by the Company and its subsidiaries are held under lease.  Loan offices generally have lease terms of five years with a renewal option for a like term.  Most of the leases provide for cancellation rights after two years.  Information as to minimum rental commitments on leased property and periods of expiration is contained in Note 24 of the financial statements.

Item 3.  LEGAL PROCEEDINGS.

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.
 PART II

Item 5.  MARKET FOR REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Beneficial Corporation s Common Stock is listed on the New York Stock Exchange.  The aggregate amounts of common dividends paid during 1994 and 1993 were $84.0 million and $74.0 million, respectively.  As of March 1, 1995,
Common Stock was held of record by 15,264 stockholders.  Additional information pertaining to the Company s Common
Stock is set forth below:

                                                 Three Months Ended
                                    3/31    6/30     9/30   12/31    Total

1994
Dividends per Common Share .       $ .38   $ .38    $ .43   $ .43    $1.62
Market Price of Common Stock:
   High. . . . . . . . . . . .    40-7/8   38-1/4   44       41-3/8
   Low . . . . . . . . . . . .    34-1/2   35-1/4   36-7/8   35-1/4
   Close . . . . . . . . . . .    36-5/8   36-1/2   40-3/4   39

1993
Dividends per Common Share . .      $ .35   $ .35    $ .35   $ .38   $1.43
Market Price of Common Stock:
   High. . . . . . . . . . . .    34-7/16  36-3/4   40-1/4   40-1/2
   Low . . . . . . . . . . . .    31-1/4   33-1/4   36-7/16  36-1/2
   Close . . . . . . . . . . .    34       36-3/4   38-5/8   38-1/4

Item 6.  SELECTED FINANCIAL DATA.

                  BENEFICIAL CORPORATION AND SUBSIDIARIES
                             FIVE-YEAR SUMMARY
                     (in millions, except where noted)

During The Year                                      1994      1993      1992      1991      1990
   Net Income (Loss)
   Income from Continuing Operations (a). . . .$     177.7    186.01      48.4    150.1      117.3
   Income (Loss) from Discontinued Operations. $       --       --        (1.4)    (1.3)      13.1
   Extraordinary Items. . . . . . . . . . . . .$       --      (2.8)      (3.1)    --          --
   Cumulative Effect of Accounting Changes. . .$       --       --       (98.6)    --          --
   Net Income . . . . .  . . . . . . . . . . . $     177.7    183.2       45.3    148.8      130.4
   Earnings (Loss) per Common Share (dollars)
   Continuing Operations (a). . . . . . . . . .$      3.28     3.45       2.75     2.93       2.51
   Discontinued Operations. .  . . . . . . . . $       --       --        (.03)    (.03)       .29
   Extraordinary Items. . . .  . . . . . . . . $       --      (.05)      (.06)    --          --
   Cumulative Effect of Accounting Changes. . .$       --       --       (1.89)    --          --
   Earnings Per Common Share.  . . . . . . . . $      3.28     3.40        .77     2.90       2.80
   Average Number of Common Shares Outstanding .      52.6     52.4       52.0     49.5       44.7
   Dividends Paid per Common Share (dollars). .$      1.62     1.43       1.35     1.275      1.175
   Revenue. . . . . . . . . . . . . . . . . .  $   2,137.4  1,957.5    1,819.3  1,798.7    1,743.5
   Interest Expense . . . . .  . . . . . . .   $     673.6    633.2      642.7    679.6      646.0
   Lending Spread . . . . . . . . . . . . ..   $   1,080.1    974.2      874.5    802.4      690.3
   Lending Spread as a % of Average Receivables. .   9.65     9.62       9.80     9.71       9.50
   Provision for Credit Losses (b) . . . . . . $     198.7    171.8      164.1    159.9      115.8
   Total Expenses. . . . . . . . . . . . . .   $   1,811.3  1,642.3    1,567.7  1,538.4    1,542.5
   Income before Income Taxes. . . . . . . .   $     326.1    315.2      251.6    260.3      201.0
   % of Monthly Cash Principal Collections to
   Average Monthly Balances . . . . . . . . . .      4.52     3.85       3.91     3.60       3.42
   % of Finance Receivables Charged Off
   (less recoveries) to Average
   Monthly Balances (b). . . . . . . . . . . . .     1.28     1.42       1.75     1.77       1.31

At Year-End
   Finance Receivables. . . . .  . . . . . . .$ 12,322.6  11,018.7    9,592.3   8,573.9    7,995.4
   Number of Accounts . . . . . . . . . . . . .      4.4       3.5        3.0       2.9        2.1
   Allowance for Credit Losses. . . . . . . . $    331.6     279.0      262.4     254.0      233.5
   Total Assets . . . . . . . . . . . . . . . $ 14,376.6  12,916.9   11,472.9   9,971.2    9,269.6
   Short-Term Debt. . . . . .  . . . . . . .  $  3,473.9   2,934.4    2,649.8   2,212.0    2,436.5
   Long-Term Debt . . . . . . . . . . . . . . $  7,324.8   6,754.8    5,847.7   5,043.9    4,633.9
   Shareholders  Equity . . . . . . . . . .   $  1,400.3   1,312.2    1,207.6   1,250.7      984.8
   Book Value per Common Share (dollars). . . $    24.34     22.78      20.90     21.92      19.42
   % of Allowance for Credit Losses to Finance
   Receivables. . . . . .  . . . . . . . .  . .     2.69      2.53       2.74      2.96       2.92
   % of Finance Receivables with Delinquency
   Two Months and Greater on a Contractual Basis    2.46      2.67       3.24      3.35       3.51
   Holders of Common Shares (whole numbers) . .   15,300    15,300     15,600    15,900     16,400
   Employees (whole numbers).  . . . . . . . ..    8,500     8,200      7,900     8,000      7,700
   Consumer Finance Offices (whole numbers)  ..    1,090     1,066      1,056     1,064      1,068

(a) Income from continuing operations includes a provision for credit losses related to the German banking subsidiary, BFK Bank AG, of $38.0 ($.72 per share) in 1994 and a provision for loss on leveraged real estate partnerships of $13.4 ($.30 per share) in 1990.
(b) 1994 does not reflect $38.0  (0.33% of average monthly balances) of credit losses related to BFK Bank AG, which has been shown separately (see Note 2 to the financial statements).
Item 7.  MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATION.

     The following discussion and analysis provides information that management believes to be relevant to an understanding of the Company s consolidated results of operations and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

    Financial Condition

     Despite a securitization in March 1994 of $757 million of variable-rate home equity loans through a trust created as a real estate mortgage investment conduit ( REMIC ), Beneficial s leverage (the ratio of interest-bearing debt to total equity) increased to 8.18 times at the end of 1994 from 7.85 times at the end of 1993, with the higher leverage in 1994 reflecting a large gain in finance receivables.  The Company is planning to do another home equity loan securitization of approximately $1 billion during the first four months of 1995.

     The Company believes sufficient cash resources exist to support its long-term growth strategies.  These resources include cash generated by operations (including repayments of  receivables) and the Company s ability to obtain additional financing through short-term borrowings (primarily commercial paper supported by committed bank lines) and long-term borrowings through both private and public debt offerings.  Also, from time to time, subsidiaries of the Company sell home equity loans through securitizations in the capital markets.  The Company s long-term debt is rated  A  or  A+  and commercial paper  1  by all four major rating agencies.  Debt is primarily used to fund growth in finance receivables.

     Giving effect to the securitization, finance receivables increased $1,304 million, or 12%, in 1994, compared to a gain of $1,426 million, or 15%, in 1993.  Strongest growth was in private-label revolving charge programs marketed to large regional and national retailers (up $719 million, or 71%) and in variable-rate real estate loans (up $398 million, or 11%).  In contrast, fixed-rate real estate loans declined $246 million, or 8%, during the year.

     Excluding the charge related to the Company s German operation, discussed further in the Results of Operations that follow, net chargeoffs were $149 million in both 1994 and 1993.  However, as a percentage of average receivables, net chargeoffs declined to 1.28% from 1.42% in 1993.  Including the German charge, net  chargeoffs were $187 million in 1994, representing 1.61% of average receivables.  All loan and sales finance balances delinquent two months and greater on a contractual basis improved to 2.46% at year-end 1994 from 2.67% at the end of 1993.  At  year-end 1994, the allowance for credit losses as a percentage of finance receivables was 2.69%, compared to 2.53% at the end of 1993, and covered the full year s net chargeoffs (excluding the German charge) 2.2 times, compared to 1.9 times at year-end 1993.

     Investment securities increased $173 million, or 15%, in 1994, largely related to annuity sales.  Annuity sales for
1994 were $145 million, down from the $166 million achieved in 1993, as marketing efforts were focused on profitability, rather than raw volume growth.

    Results of Operations

     In December 1994, the Company announced its intent to sell its German consumer banking subsidiary, BFK Bank
AG ( BFK ).  Management believes that the capital committed to the operation can be utilized more profitably in the operations in North America and the United Kingdom.  Simultaneously, the Company announced that it would take a $38.0 million, or $0.72 per share, charge to reflect potential credit losses and related expenses at BFK on a block of loans granted to finance the purchase of campground sites by German consumers from Fundus Grundstuecks GmbH ( Fundus ), a financial services company in Luedinghausen, Germany.  When Fundus filed for bankruptcy and many of the consumers stopped paying, it became apparent that the relationship between Fundus and many of the consumers was not as represented to BFK.

     In September 1994, shortly after Fundus filed for bankruptcy, various reports appeared in the German media, claiming that Fundus had defrauded its customers by selling them overvalued campsite plots and leasing them back in return for a monthly income.  Fundus then reportedly defaulted on the leases, leaving the customers to pay a bank loan used to finance the purchase of the campsite plots, which many of the customers refused to pay without the lease income.  The publicity in the press and the default of the lease payments have caused  approximately two-thirds of BFK s campsite customers to cease paying their loan instalments.  The alleged fraud by Fundus is currently being investigated by the State
Prosecutor s office in Germany.

     Reflecting the German charge, income before extraordinary charges declined 4% to $177.7 million from $186.0 million in 1993.  In 1993, income before extraordinary charges increased 25% from 1992 levels, as net revenue from
RALs was sharply higher in 1993, compared to depressed 1992 results.  Additionally, 1993, similarly to 1994, benefited from strong growth in high-quality earning assets and marked improvement in credit quality compared to the previous year.  The Company incurred net aftertax extraordinary charges totaling $2.8 million in 1993, reflecting premiums paid on the call of bond issues.  Accordingly, 1993 net income was $183.2 million.

     The lending spread increased 11% in both 1994 and 1993, with the increases largely attributable to higher average receivables.  As a percentage of average receivables, the lending spread was 9.65%, compared to 9.62% in 1993 and
9.80% in 1992.  Reflecting consumers  preference for variable-rate real estate loans, which have lower yields than fixed-
rate real estate receivables, the yield on the average receivables portfolio fell to 15.67% from 15.87% in 1993 and 17.00%
in 1992.  Over the same periods, interest expense as a percentage of average receivables fell to 6.02% in 1994 from 6.25%
in 1993 and 7.20% in 1992.  The fixed-rate real estate secured loans originated in 1994 were written at an average yield of 14.51%, compared to 14.79% in 1993 and 14.87% in 1992, while variable-rate real estate secured loans were written at a spread over prime of approximately 440 basis points in 1994, compared to approximately 470 basis points during the prior two years.  In 1994, the average yield on unsecured personal loans written was 25.28%, compared to 25.37% and
25.60% in 1993 and 1992, respectively.

     Interest expense increased $40.4 million in 1994 from 1993 but decreased $9.5 million in 1993 compared to 1992.
Both years reflected sharply higher borrowing levels to fund  receivables growth; however, 1993 reflected a greater reduction in worldwide average borrowing costs  during the year (declining to 6.77% from 7.87% in 1992) than in 1994, which declined to 6.57% from 1993 s 6.77%.  The lower interest rates resulted in reduced interest of $19.8 million and
$96.5 million in 1994 and 1993, respectively, while higher borrowing levels added $60.2 million and $87.0 million to respective period costs.  The Company minimizes its exposure to interest-rate risk by closely managing the gap between its interest-sensitive assets and liabilities.  At the 1994 year-end, Beneficial was slightly asset-weighted in its interest-
sensitivity, compared to an essentially matched position at the end of 1993.

     In 1994, insurance premiums written were up 23% from 1993, resulting from strengthening in credit insurance originated on the Beneficial-related business, the inclusion of a full year of earnings for Wesco Insurance Company
( Wesco ), which was acquired in mid-year 1993, and the expansion of production through independent, non-affiliated accounts.  Premium revenues were up 24% in 1993 from the 1992 level, as 1993 reflected the inclusion of $19.7 million of credit property premiums generated by the Wesco acquisition.

     The Beneficial Insurance Group reported pretax income of $69.9 million in 1994, virtually flat with the $69.2 million reported in 1993, which compared favorably to the $59.4 million reported in 1992.  However, 1993 earnings benefited from $5.3 million related to the acquisition of Wesco, which resulted in adjustments to previous estimates of accrued contingent commission and unearned commission reserves to reflect actual amounts.  The increase in 1994 earnings, excluding the Wesco-related adjustments, reflected improved results from the annuity line, which contributed
$4.5 million to CNL s pretax income in 1994, compared to $2.9 million in 1993.

     Other revenues were about flat for the year, increasing 3% to $240.0 million from $233.6 million in 1993.  The gain on the 1994 securitization, as well as good growth in loan servicing income, was offset by lower Refund Anticipation
Loan ( RAL ) revenues.  Other revenues increased 12% in 1993, despite reduced loan servicing income due to the rapid paydown of securitized receivables.  Profits for 1993 benefited from collection efforts in conjunction with other RAL lenders (adding $4.7 million), while 1992, in contrast, was depressed by problems associated with the Internal Revenue
Service s  lien screen  and increased fraud losses.  RAL pretax profits (before allocation of headquarters computer support overhead) fell to  $50.2 million in 1994 from $56.5 million in 1993, due to an increase in fees paid to H&R Block, fewer collections of loans previously charged off, and an uptick in delinquency.

     In October 1994, the Treasury Department announced that the Internal Revenue Service would no longer provide the direct deposit indicator ( lien screen ) for financial institutions granting RALs to taxpayers entitled to a refund and filing electronically.  After considering the risk to reward potential, the Company decided to continue the program, relying on a combination of its experience in refund lending over the past eight years and its on-line, proprietary credit screens.
Thus, beginning in 1995, more traditional credit underwriting methods will be used to determine eligibility of RAL customers.  As a result of the IRS decision and the resulting projected increase in credit losses, the price of most RALs will rise significantly in 1995.  A combination of the higher cost and more stringent credit criteria will reduce the percentage of applicants qualifying for a RAL.

     In December 1994, a new agreement with H&R Block was announced, which allows Beneficial National Bank
( BNB ), the Company s banking subsidiary, to offer RALs beginning in 1995 to eligible H&R Block customers in the remaining 60% of H&R Block company-owned offices that BNB had not previously served.  The agreement extends through the 1997 tax season and gives BNB the right of first refusal to continue to serve these additional offices through the year 2000.  The current BNB agreement involving the other 40% of H&R Block s offices continues through 2006.
Under terms of the new agreement, H&R Block and its satellite franchisees will receive from BNB a license fee of $7 for each RAL approved for an H&R Block customer during the 1995 tax season, $8 for 1996, and $9 for 1997.  The license fee for the 1994 tax season was $7.

     As expected, early returns show that gross revenues from RALs in 1995 are up sharply from 1994 levels, reflecting the larger number of H&R Block offices served and the higher fees.  However, chargeoffs are also expected to be substantially higher.  In early February 1995, the IRS, without warning, began delaying the payment of the earned income credit portion of the tax refund to most taxpayers filing as either a head of household or as a single taxpayer, for a period the IRS stated might be up to eight weeks or more.  Although BNB immediately ceased extending RAL loans on the earned income portion of taxpayer refunds, a significant number of affected RALs, perhaps as many as 350,000, were processed in full before the IRS change could be identified.  On February 16, the IRS confirmed that, when finally released, the held earned income portion of the returns will be sent directly to the taxpayers as paper checks, rather than to BNB to pay off the applicant s RAL loan, as the taxpayer had directed the IRS to do.  The IRS s action creates serious collection problems for BNB.  Considering this recent development, it now seems likely that the RAL business will generate a net loss in 1995, perhaps as much as $80 million pretax if collection experience is particularly adverse.  Given favorable collection experience, the result might be approximately breakeven.  This compares to a pretax gain of $50.2 million (before allocation of headquarters computer support overhead) from RALs in 1994.

     Harbour Island, Inc., the Company s real estate subsidiary in Tampa, Florida, recorded a pretax loss, on a fully debt-funded basis, of $18.0 million in 1994, up from $17.0 million in 1993, but slightly lower than the $18.6 million in
1992.  Nearly all of the losses in recent years represent imputed interest costs computed at the Company s overall melded cost of funds rate and depreciation charges.

     Because of the upfront reserves required in 1994 on the strong receivables growth during the year, especially in unsecured receivables (predominately credit cards), which require larger reserves than secured receivables, the provision for credit losses, excluding the German charge, increased $26.9 million, or 16%, in 1994 compared to an increase of $7.7 million, or 5%, in 1993.  As a percentage of average gross receivables outstanding, the provision was 1.78%, before the
German charge, compared to 1.70% in 1993.  Including the $38.0 million German charge, the provision for credit losses would be up $64.9 million, or 38%, in 1994, and the provision as a percentage of average receivables would be 2.12%.

     Salaries and other operating expenses, combined, were up 7% in 1994 and 9% in 1993 over the prior years, generally reflecting normal increases attributable to growth in receivables.  As a percentage of average receivables, however, salaries and other operating expenses declined during 1994, decreasing to 7.28% from 7.51% in 1993 and 7.84%
in 1992, generally reflecting economies of scale and continued efficiencies resulting from the Company s Bencom III computer system.

     The effective tax rates on income from continuing operations before income taxes were 45.5% in 1994 and 41.0%
in 1993 and 1992.  The statutory rate was 35.0% in 1994 and 1993 and 34% in 1992.  The effective tax rate was substantially higher in 1994 than in the prior two years because of the German charge, which was not offset by tax benefits.
In general, taxes are higher than the U.S. federal statutory rate because of state income taxes and higher tax rates on foreign operations.  Due to the Company s earnings level, no valuation allowance (except for a valuation allowance for foreign tax credit carryforwards) related to net deferred tax assets of approximately $195 million has been recorded.
Management has determined, based on the Company s history of prior operating earnings and its expectations for future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.  See Note 17 to the financial statements for further discussion.

     In 1992, the IRS completed its examination of the Company s federal income tax returns for 1984 through 1987 and proposed certain adjustments that relate principally to activities of the Company s former subsidiary, American
Centennial Insurance Company, prior to its sale in 1987.  The Company made prepayments thereon in 1992 but intends to contest the proposed adjustments vigorously within the administrative appeals process of the IRS and through litigation if necessary.  Management does not expect the ultimate resolution of these issues to have a material effect on the
Company s financial position, results of continuing operations or liquidity.  See Note 26 to the financial statements for further discussion of the assessment.

    Changes in Cash Flow

     The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-
term debt, and cash provided from operations (including maturities and repayments of its receivables).  The monthly collections of cash principal as a percentage of average receivables were 4.52% in 1994 and 3.85% in 1993.  Also, from time to time, subsidiaries of the Company sell home equity loans through securitizations in the capital markets.

     Substantial additional liquidity is available through a variety of committed bank credit lines that the Company maintains in support of its commercial paper borrowings.  At year-end 1994, total standby lines of credit were $3,541 million, all in the form of committed revolving credit facilities, of which $3,276 million was unused at December 31,
1994.
     One of the Company s financial strengths is its ability to raise long-term debt in a wide variety of domestic and international markets.  Long-term debt represented 64% of the Company s funding base at the end of 1994, compared to 66% at the end of 1993.  In 1994, Beneficial issued $1.7 billion in variable-rate medium-term notes at an all-in cost slightly below the Company s cost of commercial paper borrowings.  The average maturity was 1.2 years.  Fixed-rate medium-term note issuances totaled $1.0 billion, at an average coupon of  7.70% and an average maturity of 3.7 years.
In addition, the Company had available under a shelf registration with the Securities and Exchange Commission $608 million of unissued debt securities.  Effective February 1, 1995, the Company registered an additional $3 billion of debt securities.  The principal uses of cash are loans to customers, repayments of maturing debt, dividends to shareholders, and general  operating needs.

     The Company hedges the majority of its investments in foreign subsidiaries by selling at-the-money (spot) call options and buying out-of-the-money (spot) put options on Canadian dollars, British sterling and German marks, respectively.  With the exception of the strike rates, all terms of the call and put are identical.  The notional amount of each option is an amount that will generally produce offsetting gains or losses (on an aftertax basis) to the gains or losses produced by the underlying investment.  The combination of these instruments (a  no cost collar ) is effectively a partial hedge, as hedging gains or losses occur only when the spot rates fluctuate outside the range of the respective strike rates.
These option transactions generally have a maturity of three to six months.  Foreign currency forward exchange agreements are also utilized to hedge a portion of the Company s investments in foreign subsidiaries.

     The Company monitors the effectiveness of its hedging program through a quarterly analysis comparing the foreign exchange gains and losses on the investments in foreign operations to hedge gains and losses due to currency fluctuations.
Hedge gains and losses are calculated by comparing the option strike rate to the spot exchange rate on each financial statement date as though the option were exercised at that time.  There were no amounts recognized in net income during the three years ended December 31, 1994.  Prospectively, gains and losses in excess of the amount needed to offset gains or losses on investments in foreign subsidiaries due to currency fluctuations are not likely given the above hedging strategy.
(See notes 1g and 22 to the financial statements for further information on derivatives.)

     The Company minimizes all off-balance-sheet credit risk exposure by limiting the counterparties to major international banks and financial institutions.  The Company has never experienced nonperformance by any counterparty.

    Recent Accounting Pronouncements

     The Financial Accounting Standards Board ( FASB ) has issued Statement of Financial Accounting Standards
( FAS ) No. 120,  Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Companies for
Certain Long-Duration Contracts,  effective for financial statements issued for fiscal years beginning after December 15,
1995.  The Company has not determined the effect on its statements, but the effect is expected to be immaterial.

     The FASB has also issued FAS No. 114,  Accounting by Creditors for Impairment of a Loan,  which amends
FAS No. 5,  Accounting for Contingencies,  by requiring creditors to evaluate the collectibility of both contractual interest and principal of receivables when evaluating the need for a loan loss accrual on impaired loans.  The FASB amended FAS
No. 114 by issuing FAS No. 118, which allows a creditor to use existing methods for recognizing interest income on an impaired loan.  The Company plans to adopt FAS No. 114 and FAS No. 118 on January 1, 1995.  The adoption of these standards is expected to be immaterial to the Company s financial statements.

     The Company adopted FAS No. 115,  Accounting for Certain Investments in Debt and Equity Instruments,
effective January 1, 1994 (see Notes 1e and 7 to the financial statements for further information).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS  REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF BENEFICIAL CORPORATION:

     We have audited the accompanying consolidated balance sheets of Beneficial Corporation and Subsidiaries as of
December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994.  Our audits also included the financial statement schedule listed in the Index at Item 14.  These financial statements and financial statement schedule are the responsibility of the
Corporation s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beneficial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 16 and 17 to the financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and changed its method of accounting for income taxes to conform with Statements of Financial Accounting Standards Nos. 106 and 109, respectively.  Also, as discussed in Note
7 to the financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Financial Accounting Standards No. 115.



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 31, 1995

                    BENEFICIAL CORPORATION AND SUBSIDIARIES
                               BALANCE SHEET

                                       Years Ended December 31
                                          1994         1993
                                          (in millions)
ASSETS

Cash and Equivalents . . . . . . . . .  $    189.5    $   181.9
Finance Receivables (Note 5) . . . . . .  12,322.6     11,018.7
 Allowance for Credit Losses (Note 6). .    (331.6)      (279.0)
      Net Finance Receivables. . . . . .  11,991.0     10,739.7
Investment Securities (Note 7) . . . . .   1,306.3      1,133.0
Property and Equipment . . . . . . . . .     185.9        201.9
Other Assets (Note 8). . . . . . . . . .     703.9        660.4
      TOTAL ASSETS . . . . . . . . . . . $14,376.6    $12,916.9

LIABILITIES AND SHAREHOLDERS  EQUITY

Short-Term Debt (Note 10). . . . . . . .$  3,473.9   $  2,934.4
Deposits Payable (includes employee
 thrift deposits) . . . . . . . . . . . .    654.4        616.2
Long-Term Debt (Note 11) . . . . . . . .   7,324.8      6,754.8
 Total Interest-Bearing Debt . . . . . .  11,453.1     10,305.4
Accounts Payable and
 Accrued Liabilities (Note 9). . . . . .     438.5        383.6
Insurance Policy and Claim Reserves. . .   1,084.7        915.7
 Total Liabilities . . . . . . . . . . .  12,976.3     11,604.7

Shareholders  Equity:
 Preferred Stock (Note 12) . . . . . . .     114.9        115.0
 Common Stock (160.0 shares authorized; 52.5
  and 52.2 shares outstanding) (Note 12)      52.5         52.2
 Additional Capital (Note 13). . . . . .     246.5        236.2
 Net Unrealized Gain (Loss) on
  Investment Securities (Note 7). . . . .     (8.8)          .5
 Accumulated Foreign Currency
  Translation Adjustments.  . . . . . . .    (47.0)       (45.4)
 Retained Earnings . . . . . . . . . . .   1,042.2        953.7
    Total Shareholders  Equity . . . . .   1,400.3      1,312.2
       TOTAL LIABILITIES AND
          SHAREHOLDERS  EQUITY. .. . .   $14,376.6    $12,916.9

See Notes to Financial Statements.

                   BENEFICIAL CORPORATION AND SUBSIDIARIES
                 STATEMENT OF INCOME AND RETAINED EARNINGS

                                     Years Ended December 31
                                          1994        1993       1992
                         (in millions, except per share amounts)
REVENUE
 Finance Charges and Fees. . . . . .    $1,753.7   $1,607.4  $1,517.2
 Interest Expense. . . . . . . . . .       673.6      633.2     642.7
    Lending Spread . . . . . . . . .     1,080.1      974.2     874.5
 Insurance Premiums. . . . . . . . .       143.7      116.5      94.1
 Other . . . . . . . . . . . . . . .       240.0      233.6     208.0
    Total. . . . . . . . . . . . . .     1,463.8    1,324.3   1,176.6

OPERATING EXPENSES
 Salaries and Employee Benefits. . .       350.7      327.1     298.3
 Insurance Benefits. . . . . . . . .        86.5       75.9      60.8
 Provision for Credit Losses . . . .       198.7      171.8     164.1
 Provision for Credit Losses on German
    Banking Subsidiary (Note 2). . .        38.0        --        --
 Other (Note 18) . . . . . . . . . .       463.8      434.3     401.8
    Total. . . . . . . . . . . . . .     1,137.7    1,009.1     925.0
Income From Continuing Operations
  Before Income Taxes.                     326.1      315.2     251.6
Provision for Income Taxes (Note 17)       148.4      129.2     103.2
INCOME FROM CONTINUING OPERATIONS. .       177.7      186.0     148.4
Loss from Discontinued Operations (Note 3)  --          --       (1.4)
Income Before Extraordinary Items and
  Cumulative Effect of Accounting Changes  177.7      186.0     147.0
Extraordinary Items (Note 4) . . . .         --        (2.8)     (3.1)
Cumulative Effect of Accounting
  Changes (Notes 16 & 17). . . .              --        --      (98.6)
NET INCOME . . . . . . . . . . . . .       177.7      183.2      45.3
Retained Earnings, Beginning of Period .   953.7      849.7     879.1
Dividends Paid (Note 21) . . . . . .       (89.2)     (79.2)    (74.7)
RETAINED EARNINGS, END OF PERIOD . .    $1,042.2    $ 953.7   $ 849.7

EARNINGS PER COMMON SHARE:
 Continuing Operations . . . . . . .    $   3.28    $  3.45   $  2.75
 Discontinued Operations . . . . . .         --         --       (.03)
 Extraordinary Items . . . . . . . .         --        (.05)     (.06)
 Cumulative Effect of Accounting Changes . . --         --      (1.89)
 EARNINGS PER COMMON SHARE . . . . .    $   3.28    $  3.40   $   .77

DIVIDENDS PER COMMON SHARE . . . . .    $   1.62    $  1.43   $  1.35

AVERAGE COMMON SHARES OUTSTANDING. .        52.6       52.4      52.0

See Notes to Financial Statements.

              BENEFICIAL CORPORATION AND SUBSIDIARIES
                          STATEMENT OF CASH FLOWS

                                                    Years Ended December 31
                                                    1994       1993      1992
                               (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income. . . . . . . . . . . . .            $   177.7  $   183.2 $    45.3
 Reconciliation of Net Income to Net Cash Provided by
   Operating Activities:
      Discontinued Operations/Extraordinary Items     --         2.8       4.5
      Cumulative Effect of Accounting Changes         --         --       98.6
      Provision for Credit Losses. . . .            198.7      171.8     164.1
      Provision for Credit Losses on
        German Banking Subsidiary                    38.0        --        --
      Provision for Deferred Income Taxes. . .      (30.9)     (32.0)      2.3
      Depreciation and Amortization. . . .           49.1       48.2      45.6
      Insurance Policy and Claim Reserves. .        169.0      220.5     269.1
      Accounts Payable and Accrued Liabilities . . . 54.9      20.6      (94.1)
         Net Cash Provided by Operating Activities  656.5     615.1      535.4

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired.             (8,251.3) (6,316.6)  (5,518.3)
 Receivables Collected . . . . . . .              6,064.1   4,675.3    4,190.8
 Receivables Securitized . . . . . .                757.0       --         --
 Available-For-Sale Investments Purchased. . .     (219.7)   (197.5)       --
 Held-To-Maturity Investments Purchased. . . .     (251.1)   (264.1)    (870.5)
 Available-For-Sale Investments Sold                 55.0      77.5        --
 Held-To-Maturity Investments Sold . . .               --       --       233.5
 Available-For-Sale Investments Matured. . . .      158.9     115.2        --
 Held-To-Maturity Investments Matured. .             66.3      83.4      345.2
 Property and Equipment Purchased. .                (25.0)    (22.7)     (35.5)
 Discontinued Operations . . . . . .                 (6.4)    131.6      (34.9)
 Other . . . . . . . . . . . . . . .                  7.6     (29.0)     (83.1)
         Net Cash Used in Investing Activities   (1,644.6) (1,746.9)  (1,772.8)

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change . . . .                537.3     299.6      494.7
 Deposits Payable, Net Change. . . .                  9.0     (61.1)      92.4
 Long-Term Debt Issued . . . . . . .              2,767.1   2,289.9    2,036.2
 Long-Term Debt Repaid . . . . . . .             (2,228.5) (1,374.5)  (1,195.6)
 Dividends Paid. . . . . . . . . . .                (89.2)    (79.2)     (74.7)
         Net Cash Provided by Financing Activities  995.7   1,074.7    1,353.0

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       7.6     (57.1)     115.6
Cash and Equivalents at Beginning of Period.        181.9     239.0      123.4
CASH AND EQUIVALENTS AT END OF PERIOD. .        $   189.5 $   181.9  $   239.0

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid . . . . . . . . . . .            $   680.0 $   645.3  $   657.5
 Income Taxes Paid . . . . . . . . .                150.5     146.6      143.0

See Notes to Financial Statements.

               BENEFICIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                  (in millions, except per share amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

   a) Basis of Consolidation.  The consolidated financial statements include the accounts of Beneficial Corporation and its subsidiaries, after elimination of all significant intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles.  Certain prior-period amounts have been reclassified to conform with the 1994 presentation.

   b)  Finance Operations.  The financial statements are prepared on the accrual basis.  Finance charges are recognized as income using the interest method or methods that produce similar results.  Loan origination fees are deferred and amortized into interest income over the estimated lives of the related loans, except to the extent that they offset directly related lending costs.  Income accrual is generally suspended after 30 days on delinquent loans.

   Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the losses of principal and interest in the finance receivables portfolio.

   Real estate secured receivables are reviewed individually by management, and accounts known to be uncollectible are charged off.  In general, other receivables are automatically charged off after no payment has been made for six months.  For all types of loans, collection efforts are generally continued.

   Real estate properties acquired through foreclosure are carried at the lower of cost or estimated fair market value, minus estimated costs to sell, determined on an individual asset basis.  Valuations are periodically performed by management, and an allowance for possible losses is established if the book value exceeds the estimated fair market value.  Residual gains or losses on disposition are recorded in expense as incurred.

   Certain real estate secured loans are accounted for as foreclosed property ( in-substance foreclosure ) even though the actual foreclosure has not occurred.  These loans are carried at the lower of cost or estimated fair value when the borrower has little or no equity in the collateral at its current estimated fair value and it appears unlikely that the borrower will repay the loan other than through liquidation of the property.

   c)  Receivables Sold and Serviced with Limited Recourse.  Periodically, the Company sells home equity loans through a trust created as a real estate mortgage investment conduit and retains the servicing.  Gains are recognized at the time of the sale and determined by present valuing the loan servicing spread over the estimated life, adjusted for prepayments and bad debts, and allowing for a normal servicing fee in future periods.  The deferred premium resulting from the gains is amortized against servicing income over the life of the loans, using a method that approximates the interest method.

d)  Insurance Operations.  The Company s insurance subsidiaries are engaged in writing credit life, credit accident and health insurance, credit property, ordinary life insurance and deferred annuities.  Premiums on credit life insurance are taken into income using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which are taken into income using the straight-line method over the lives of the policies.  Premiums on credit accident and health insurance are generally taken into income using an average of the sum-of-the-digits and the straight-line methods.
Premiums for credit property are generally taken into income using the sum-of-the-digits method or on a pro rata basis.
Premiums for ordinary life insurance are included in income when due.  Premiums collected on annuity contracts are included as a liability in insurance policy and claim reserves, and annuity income is recognized in investment income as the difference between interest earned and interest credited on the contracts.  Policy reserves for credit life, credit accident and health insurance and credit property are equal to related unearned premiums.  Additionally, claim reserves for credit life, credit accident and health insurance, and credit property are adjusted to reflect claim experience.  Liabilities for future life insurance policy benefits associated with ordinary life contracts are accrued when premium revenue is recognized and are computed on the basis of assumptions as to investment yields, mortality, morbidity and withdrawals.

   e)  Valuation of Investment Securities.  Investments are owned principally by the insurance subsidiaries.  Investments in debt securities that the Company has both the ability and the intention of holding until maturity are classified as held-to-maturity securities and reported at amortized cost (remaining principal net of unearned discounts).
   Investments that may be sold prior to maturity to support the Company s investment strategy, such as in response to changes in interest rates or tax deductibility of interest, are considered as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders  equity.  The Company does not hold any securities for trading purposes.  Equity securities are mostly non-redeemable preferred stocks and are carried at market value, with the adjustment from cost to market value also recorded directly in shareholders  equity.  The cost of investments sold is determined on the specific cost identification basis.

   f)  Translation of Foreign Currencies.  Operations outside the United States are conducted through subsidiaries located in Canada, Germany and the United Kingdom.  Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates, while income and expense items are translated at the average exchange rates for each period covered by the statement of income.  The resulting translation adjustments are included in accumulated foreign currency translation adjustments, a separate component of shareholders  equity.

   g)  Derivative Financial Instruments.  To hedge its foreign investments and to moderate its exposure to interest-rate fluctuations, the Company enters into various transactions involving off-balance-sheet financial instruments.  These transactions include options, currency swaps and forwards for foreign currency risk management and interest-rate swaps for interest-rate exposure management.

   Gains or losses on foreign currency instruments designated as hedges of the Company s net investments in foreign subsidiaries are included with translation adjustments in shareholders  equity.  Gains or losses on these instruments in excess of the amount needed to offset net investment losses or gains are included in income.  The net amount of interest income and interest expense on interest-rate swap agreements used to hedge interest-rate exposure is recognized in interest expense over the lives of the instruments.

   The Company does not serve as a financial intermediary to make markets in any off-balance-sheet financial instruments nor does it hold or issue derivative financial instruments for trading purposes.

   h)  Amortization of Intangible Assets.  Premiums paid on receivables purchased are being amortized using straight-line and accelerated methods generally over five years.  Excess cost applicable to acquisitions is generally being amortized on a straight-line basis over 40 years.

   i)  Earnings per Common Share.  Earnings per common share are computed by deducting dividend requirements on preferred stocks of the Company from net income and dividing the remainder by average common shares outstanding and their equivalents.  None of the preferred stocks are common stock equivalents.

   j)  Stock Split.  All share and per share data have been adjusted to reflect the two-for-one stock split in 1993.

   k)  Cash Equivalents.  The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

2. PROVISION FOR CREDIT LOSSES ON GERMAN BANKING SUBSIDIARY

   In December 1994, the Company announced its intent to sell its German consumer banking subsidiary, BFK Bank
   AG ( BFK ).  Simultaneously, the Company announced that it would take a $38.0, or $0.72 per share, charge to reflect potential credit losses and related expenses at BFK on a block of loans granted to finance the purchase of campground sites by German consumers from Fundus Grundstuecks GmbH ( Fundus ), a financial services company in Luedinghausen, Germany.  When Fundus filed for bankruptcy and many of the consumers stopped paying, it became apparent that the relationship between Fundus and many of the consumers was not as represented to BFK.
   The alleged fraud by Fundus is currently being investigated by the State Prosecutor s office in Germany.

3. DISCONTINUED OPERATIONS

   In December 1992, the Company decided to discontinue the operations of Beneficial Mortgage Corporation ( BMC ), its mortgage banking subsidiary.  The Company completed the sale of the servicing portfolio in July 1993, along with loans scheduled for resale in the secondary market.  No adjustment to the previously recorded loss on disposal was required.  BMC reported revenues of $7.8, aftertax losses on operations of $5.9 (after an income tax benefit of $3.8)
   and a net loss on disposal of $3.2 (after an income tax benefit of $1.7) in 1992.  Total assets of BMC were $150.1 at December 31, 1992.

   Also, during the fourth quarter of 1992, Beneficial received $11.6 in cash in settlement of litigation related to the property and casualty reinsurance business sold by the Company in 1987.  The aftertax proceeds of $7.7 from the settlement were also included in discontinued operations in 1992.

4. EXTRAORDINARY ITEMS

   The Company called for early redemption and retired an aggregate face value of long-term debt of $189.8 in 1993 and $419.4 in 1992.  The aftertax premiums of $2.8 in 1993 and $3.1 in 1992 (net of income tax benefits of $1.5 and $1.6, respectively) related to these items are classified as extraordinary losses in the statement of income.

5. FINANCE RECEIVABLES

   Finance receivables at December 31 consisted of the following:

                                               1994      1993
   Receivables Owned:
      Real Estate Secured. . . . . . . .  $  6,859.5  $6,707.6
      Personal Unsecured . . . . . . . .     2,485.9   2,275.2
      Credit Cards . . . . . . . . . . .     2,042.9   1,242.6
      Sales Finance Contracts. . . . . .       829.2     696.5
      Commercial . . . . . . . . . . . .       105.1      96.8
         Total                              12,322.6  11,018.7
      Receivables Serviced with Limited Recourse
         (all real estate secured) . . .       630.4     192.5
         Total Owned and Serviced. . . .   $12,953.0 $11,211.2

   Average receivables during the years ended December 31 were as follows:

                                               1994      1993
   Receivables Owned . . . . . . . . . .   $11,191.7    $10,129.5
   Receivables Serviced With
                Limited Recourse. . . .        631.7        275.6
   Average Owned and Serviced. . . . . .   $11,823.4    $10,405.1

   From time to time, subsidiaries of the Company have sold home equity loans through securitizations and have retained collection and administrative responsibilities as servicer for the trust holding the home equity loans.  Under terms of the sales, the purchasers have limited recourse should certain amounts of the loans prove to be uncollectible.
   However, the Company believes that reserves established for these off-balance-sheet instruments are adequate to provide for any accounts found to be uncollectible.

   Scheduled contractual maturities of finance receivables owned to be received after December 31, 1994, were as follows:
                                    1995     1996    1997    1998    Beyond
   Real Estate Secured               18%      13%     13%    13%      43%
   Personal Unsecured                46       31      15      4        4
   Credit Cards and
          Sales Finance Contracts    67       11       3      2       17
   Commercial                         6        4       3      7       80
   Overall                           33       16      11      9       31

   While the statutes of several states place no maximum limit on the contractual term of closed-end loans secured by real estate, the consumer finance subsidiaries generally limit loans of this type to periods ranging from 60 to 180 months.  Terms of closed-end unsecured loans and sales finance contracts generally do not exceed 60 months.  It is the Company s experience that a substantial portion of all consumer receivables is renewed or repaid prior to contractual maturity dates.  Accordingly, the previous tabulation should not be viewed as a forecast of future cash collections.  During the years ended December 31, 1994 and 1993, cash collections totaled $6,064.1 and $4,675.3 respectively.  The monthly collections of cash principal as a percentage of average receivables were 4.52% in 1994 and 3.85% in 1993.

6. ALLOWANCE FOR CREDIT LOSSES

   Changes in the allowance for credit losses were as follows:
                                                    1994     1993    1992
   Balance at Beginning of Year. . .               $279.0  $262.4  $254.0
   Accounts Charged Off* . . . . . .              (183.3)  (176.4) (185.0)
   Recoveries on Accounts Previously Charged Off    34.6     27.3    22.4
   Provision for Credit Losses*. . .                198.7   171.8   164.1
   Allowance on Receivables Purchased. . . . .        1.8     1.5    13.1
   Other . . . . . . . . . . . . . .                   .8    (7.6)   (6.2)
   Balance at End of Year. . . . . .               $331.6  $279.0  $262.4

   *Does not reflect $38.0 in 1994 pertaining to German banking subsidiary (see Note 2).

7. INVESTMENT SECURITIES

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115,  Accounting
   for Certain Investments in Debt and Equity Securities.   Upon adoption of FAS 115, the Company reclassified $339.3
   of debt securities from  Held-To-Maturity  to  Available-For-Sale  in order to more closely match the Company s investment strategy.  Following the reclassification, all debt securities classified as Available-For-Sale were adjusted to fair market value, and the resulting unrealized gain of $5.0, net of applicable income taxes and an adjustment to deferred acquisition costs, was recorded as an increase to the securities valuation adjustment component of shareholders  equity.  Prior to the adoption of FAS 115, debt securities deemed Available-For-Sale were carried at the lower of aggregate amortized cost or fair market value.  At December 31, 1994, shareholders  equity included a net unrealized loss of $8.8, consisting of a $19.9 net loss on the Available-For-Sale portfolio, partially offset by a $6.5 adjustment to deferred acquisition costs and $4.6 of applicable income taxes.

   Investments at December 31 were as follows:
                                       Gross       Gross  Estimated
                       Amortized  Unrealized  Unrealized     Market
   1994                     Cost       Gains      Losses      Value
   Available-For-Sale
   Debt Securities:
      Corporate. . . .    $281.4     $  .5       $14.8      $267.1
      Mortgage-backed.     124.0        .4         2.8       121.6
      Municipal. . . .       4.0        --          .2         3.8
      U.S. Government.      64.1        .1         1.5        62.7
      Foreign Government    36.5        --         1.6        34.9
                           510.0       1.0        20.9       490.1
   Equity Securities .       7.4        --        --           7.4
      Total. . . . . .    $517.4      $1.0       $20.9      $497.5

   Held-To-Maturity
   Debt Securities:
      Corporate. . . .    $448.0      $ --       $45.3      $402.7
      Mortgage-backed.     236.1        .5        14.5       222.1
      Municipal. . . .      22.4        .1         2.0        20.5
      U.S. Government.      55.1        .1         2.2        53.0
      Foreign Government . .31.4        --         3.2        28.2
         Other . . . .      15.8        --          --        15.8
            Total. . .    $808.8       $.7       $67.2      $742.3

                                      Gross       Gross  Estimated
                       Amortized  Unrealized  Unrealized     Market
   1993                     Cost       Gains      Losses      Value
   Available-For-Sale
   Debt Securities:
      Corporate. . . .    $106.3     $ 5.0        $ .2      $111.1
      Municipal. . . .       6.9        .4          --         7.3
      U.S. Government.      39.2        .7          --        39.9
      Foreign Government .   8.3        .3          --         8.6
                           160.7       6.4          .2       166.9
   Equity Securities .       8.0        --          --         8.0
      Total. . . . . .    $168.7     $ 6.4        $ .2      $174.9

   Held-To-Maturity
   Debt Securities:
      Corporate. . . .    $416.0     $19.1        $2.8     $ 432.3
      Mortgage-backed.     473.6      20.5          .5       493.6
      Municipal. . . .       8.0        .5          --         8.5
      U.S. Government.      18.0        .9          --        18.9
      Foreign Government    32.9       1.9          --        34.8
         Other . . . .      15.8        --          --        15.8
            Total. . .    $964.3     $42.9        $3.3    $1,003.9

   The contractual maturities of debt securities at December 31, 1994, are shown in the table that follows.  Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

                                        Amortized     Estimated
                                             Cost  Market Value
   Available-For-Sale
   Due within one year . . . . . . . .    $  36.3      $  36.1
   Due one through five years. . . . .      111.8        108.2
   Due five through ten years. . . . .      234.4        221.2
   Due after ten years . . . . . . . .        3.5          3.0
   Mortgage-backed securities. . . . .      124.0        121.6
      Total. . . . . . . . . . . . . .     $510.0       $490.1

   Held-To-Maturity
   Due within one year . . . . . . . .    $   2.9      $   2.9
   Due one through five years. . . . .       22.9         22.1
   Due five through ten years. . . . .      445.9        403.8
   Due after ten years . . . . . . . .      101.0         91.4
   Mortgage-backed securities. . . . .      236.1        222.1
      Total. . . . . . . . . . . . . .     $808.8       $742.3

   Proceeds from sales of Available-For-Sale securities totaled $55.0 in 1994, compared to $77.5 in 1993.  Gross gains of $2.7 in 1994 and $3.5 in 1993, and gross losses of $0.1 in 1994 and $0.3 in 1993 were realized on those sales.
   The cost of investments sold was determined on the specific cost identification basis.

8. OTHER ASSETS

   At December 31                                           1994     1993
   Deferred Income Tax Benefits. . . . . .                 $165.6   $145.4
   Excess Cost of Net Assets Acquired. . .                   18.4     20.1
   Investments in and Advances to Discontinued Operations. . 15.9     18.0
   Miscellaneous Accounts and Notes Receivables. . .         60.8     57.9
   Mortgage Loans Held for Resale. . . . .                   39.3     55.0
   Prepaid Expenses. . . . . . . . . . . .                   99.7    100.1
   Property Acquired by Foreclosure. . . .                   71.2     75.9
   Recoverable Income Taxes. . . . . . . .                   45.3     41.3
   Unamortized Insurance Policy Acquisition Costs. .         74.6     62.8
   Other . . . . . . . . . . . . . . . . .                  113.1     83.9
      Total. . . . . . . . . . . . . . . .                 $703.9   $660.4

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   At December 31                                 1994    1993
   Accounts Payable. . . . . . . . .            $114.9 $  80.2
   Accrued and Deferred Compensation              66.1    56.8
   Accrued Interest. . . . . . . . .              61.4    64.1
   Accrued Postretirement Benefits .              52.8    47.7
   Accrued Pension Cost. . . . . . .              22.1    24.5
   Income Taxes Payable. . . . . . .              76.8    60.6
   Insurance Premiums Payable. . . .              20.8    18.4
   Other . . . . . . . . . . . . . .              23.6    31.3
      Total. . . . . . . . . . . . .            $438.5  $383.6

10.                                   SHORT-TERM DEBT

   Short-term debt, including $624.7 and $444.1 relating to foreign subsidiaries at year-end 1994 and 1993, respectively, consisted of the following:

   At December 31                                1994    1993
   Commercial Paper. . . . . . . . . . . .    $3,209.5 $2,650.8
   Bank Borrowings . . . . . . . . . . . .       264.4    283.6
      Total. . . . . . . . . . . . . . . .    $3,473.9 $2,934.4

   Selected details of short-term borrowings are as follows:

                                            1994     1993    1992
   Highest Aggregate at Any Month-End. $4,052.6  $3,172.4  $2,742.9
   Daily Average Amount. . . . . . .    3,110.5   2,699.0   2,598.7
   Weighted Average Interest Rates:
      At Year-End
         Commercial Paper. . . . . .        6.05%  3.48%    4.14%
         Bank Borrowings . . . . . .        6.23   4.49     6.81
            Overall. . . . . . . . .        6.07   3.60     4.60
      Paid During Year*
         Commercial Paper. . . . . .        4.51   3.62     4.29
         Bank Borrowings . . . . . .        5.83   6.67     9.78
            Overall. . . . . . . . .        4.58   3.87     4.78

   *Weighted average interest rates paid during the year have been determined by relating short-term interest costs
   (including the costs of maintaining lines of credit) for each year to the daily average dollar amounts outstanding.

   The Company maintains committed revolving credit agreements with various banks in support of its outstanding commercial paper.  At December 31, 1994, the Company had lines of credit of $3,541.4, of which $3,275.8 was unused.  Annual commitment fee requirements to support availability of credit agreements at the end of 1994 totaled
   $7.0.

11.  LONG-TERM DEBT

   At December 31                                1994     1993
   Currency:
      United States. . . . . . . . . . . .    $6,643.0 $6,189.4
      Canada . . . . . . . . . . . . . . .       214.0    154.4
      Germany. . . . . . . . . . . . . . .       114.4    108.2
      United Kingdom . . . . . . . . . . .       353.8    303.3
   Unamortized Discount. . . . . . . . . .         (.4)     (.5)
      Total. . . . . . . . . . . . . . . .    $7,324.8 $6,754.8

   Long-term debt, including weighted average interest rates by year of maturity on debt outstanding at December 31,
   1994, is shown below in the earliest year it could become payable:

                              Average Rates
   Maturity                    1994             1994     1993
   1994. . . . . . . . . . .                  $ --     $2,116.1
   1995. . . . . . . . . . . . .     6.91%     2,499.8  1,014.1
   1996. . . . . . . . . . . . .     7.16      1,070.8    670.7
   1997. . . . . . . . . . . . .     7.88        976.3    936.7
   1998. . . . . . . . . . . . .     8.08        877.3    584.0
   1999. . . . . . . . . . . . .     7.80        867.6    425.9
   2000-2004 . . . . . . . . . .     8.41        812.1    786.5
   2005-2023 . . . . . . . . . .     7.82        221.3    221.3
   Unamortized Discount. . . . .                   (.4)     (.5)
      Total. . . . . . . . . . .     7.52     $7,324.8 $6,754.8

   Weighted average annual interest rates on debt outstanding at year-end were 7.52%, 7.28%, and 8.54% for 1994,
   1993, and 1992, respectively.  Weighted average interest rates (including issuance costs) paid during the year on average long-term debt outstanding were 7.40%, 7.95%, and 9.17% for years ended December 31, 1994, 1993, and
   1992, respectively.

   Long-term debt outstanding at December 31, 1994 and 1993, includes $2,191.5 and $1,657.7, respectively, of variable-rate debt that reprices based on various indices.  Such variable-rate debt generally has an original maturity of one-to-two years.
12.                           CAPITAL STOCK

   Shares of capital stock outstanding were as follows:

   At December 31                                1994        1993          1992
   5% Cumulative Preferred - $50 par value.
      Authorized, 585,730. . . . . .            407,718(a    407,718(a   407,718(a

   $5.50 Dividend Cumulative Convertible Preferred - no par
      value - $20 stated value (each share convertible into nine shares of Common; maximum liquidation value, $2,236,200,
      $2,552,500, and $2,843,200).  Authorized, 1,164,077
         Outstanding Shares Beginning of Year.   25,525       28,432      30,335
         Conversion into Common. . .             (3,163)      (2,907)     (1,903)
         Outstanding Shares End of Year. . .     22,362       25,525      28,432

   $4.50 Dividend Cumulative Preferred - $100 par value.
      Authorized, 103,976. . . .           . .  103,976      103,976     103,976

   $4.30 Dividend Cumulative Preferred - no par value - $100 stated value.
      Authorized, 1,069,204. . .                836,585      836,585     836,585
   Common - $1 par value.  Authorized 160,000,000
      Outstanding Shares Beginning of Year   52,170,270   25,969,246  25,884,728
      Conversion of $5.50 Preferred into Common  28,467       13,080       8,563
      Conversion of 10.5% Convertible Installment
         Notes into Common . . . . .                --          --        38,161
      Exercise of Stock Options. . .            310,991      128,179      37,794
      Two-for-One Stock Split. . . .                --    26,059,765        --
      Outstanding Shares End of Year         52,509,728(b 52,170,270(b 25,969,246(b

     After deducting treasury shares:
       a)  5% Cumulative Preferred .            178,012      178,012     178,012
       b)  Common. . . . . . . . . .          4,296,645    4,607,636   4,735,815

   In addition, the Company is authorized to issue 500,000 shares of preferred stock (no par value) and 2,500,000 shares of preferred stock ($1.00 par value).  Included within such shares are 570,000 shares of Series A Participating
   Preferred Stock ($1.00 par value) that the Company is authorized to issue in connection with preferred stock purchase rights (see Note 14).  None of these authorized preferred shares are issued or outstanding.

   At December 31, 1994, a total of 201,258 shares of common stock was reserved for conversion of $5.50 Preferred
   Stock.

13.                                  ADDITIONAL CAPITAL

   In 1994, additional capital increased by $10.3, with the entire increase resulting from stock issuances in connection with various employee stock plans.  In 1993, a decrease in additional capital of $17.6 consisted of a $26.1 reduction related to the two-for-one stock split in 1993, partially offset by an $8.5 increase related to the various employee stock plans.
14.                                  PREFERRED STOCK PURCHASE RIGHTS

   In 1987, Beneficial Corporation issued one Preferred Stock Purchase Right for each outstanding share of common stock of the Company.  Under certain circumstances, each Right entitles the registered holder to purchase from the
   Company one two-hundredth of a share of the Company s Series A Participating Preferred Stock at a price of
   $87.50, subject to adjustment.  Until the Rights become exercisable, expire or are redeemed, they will automatically trade with the common stock but will at no time have voting power.

   The Rights will be exercisable under circumstances generally involving certain acquisitions of, or tender offers for, the common stock, or if a 10% stockholder is declared an  Adverse Person  by the board of directors.  If, at any time after the Rights become exercisable, but before they expire or are redeemed, the Company is acquired in a merger or other business combination or sells 50% or more of its assets or earning power, the holder of a Right will be entitled to buy, at the exercise price, a number of shares of common stock of the acquiring or surviving company having a market value of twice the exercise price of each Right.

   Generally, the Rights may be redeemed by the Company for $.025 per Right at any time prior to the expiration of the Rights on November 23, 1997.

15.                                  EMPLOYEE RETIREMENT PLANS

   The Company has a non-contributory defined benefit pension plan covering substantially all employees of the
   Company and its subsidiaries in the United States.  The benefits provided are based on the employee s age, years of service, and average compensation during the highest three consecutive years of earnings.  The Company has made annual contributions at least equal to the amounts accrued for retirement expense.  Plan assets are invested primarily in equity securities and corporate bonds.

   Employees of subsidiaries outside the United States generally receive retirement benefits from Company-sponsored plans or from statutory plans administered by governmental agencies in other countries.

   Net pension expense for domestic operations was $6.6, $7.3, and $7.5 for 1994, 1993 and 1992, respectively.
   Pension expense for the Company s subsidiaries outside the United States was $1.7, $2.2 and $1.2 for the same periods.  In addition, the Company funds a 401(k) savings plan under which basic contributions are made annually up to 2.5% of each eligible employee s annual compensation up to $0.2.  Related costs charged to income for the years ended December 31, 1994, 1993 and 1992, were $4.8, $4.7 and $3.6, respectively.

   The domestic plan s funded status and amounts recognized in the Company s balance sheet were as follows:

   At December 31                              1994       1993
   Actuarial Present Value of Benefit Obligations:
      Vested Benefits. . . . . . . . . . .     $33.6      $32.9
      Non-Vested Benefits. . . . . . . . .      18.5       16.8
   Accumulated Benefit Obligation. . . . .      52.1       49.7
   Effect of Future Salary Increases . . .      35.7       46.9
   Projected Benefit Obligation. . . . . .      87.8       96.6
   Less Plan Assets at Fair Value. . . . .      55.0       53.5
   Projected Benefit Obligation
                in Excess of Plan Assets . .    32.8       43.1
   Less Unrecognized Net Loss. . . . . . .      10.7       18.6
   Accrued Pension Cost Included in Accounts Payable and
      Accrued Liabilities. . . . . . . . .     $22.1      $24.5

   For 1994, the projected benefit obligation was determined using an assumed discount rate of 8.5% (compared to
   7.5% in 1993), an assumed long-term rate of return on assets of 9.0%, and an assumed long-term rate of increase in future compensation levels of 4.5%.

   The following table details the components of net pension expense for domestic operations:

                                                    1994   1993  1992
   Service Cost - Benefits Earned During Period      $4.7  $3.8  $3.4
   Interest Cost on Projected Benefit Obligation      6.8   6.8   6.7
   Actual Return on Plan Assets. . .                  --   (7.3) (3.9)
   Net Amortization and Deferral . .                 (4.9)  4.0   1.3
   Net Periodic Pension Cost . . . .                 $6.6  $7.3  $7.5

16.                                  POSTRETIREMENT BENEFITS

   The Company provides postretirement health and dental care benefits to eligible employees in the United States, along with their spouses and eligible dependents.  Employees become eligible for these benefits if they meet minimum age and service requirements and if they agree to contribute a portion of the cost.  The associated plans are unfunded, and approved claims are paid from Company funds.  Under the terms of the plans, the Company reserves the right to modify or terminate the plans.  Most employees outside the United States are covered by government health care programs.  The cost of such programs is not significant to the Company.

   Effective January 1, 1992, the Company adopted FAS No. 106,  Employer s Accounting for Postretirement Benefits
   Other Than Pensions,  using the immediate recognition transition option.  The transition effect of this accounting change was a reduction in 1992 earnings of $34.3 ($0.66 per common share).

   The cost to the Company of postretirement benefits, other than the cumulative effect of adopting FAS No. 106 in
   1992, consisted of the following components:

   At December 31                                         1994   1993   1992
   Postretirement Benefit Cost:
      Service Cost - benefits attributable to
                           service during the year. . .    $1.6   $1.2   $1.4
      Interest Cost on Accumulated Benefit Obligation.      3.7    3.4    3.8
      Amortization of Deferred Gain. .  . . . . . . . .    (0.7)  (0.8)  (0.4)
         Total . . . . . . . . . . . . . .                 $4.6   $3.8   $4.8

   The actuarial and recorded liabilities for these benefits were as follows:

   At December 31                              1994       1993
   Accumulated Postretirement Benefit Obligation:
      Retirees . . . . . . . . . . . . . .     $34.0      $30.6
      Fully Eligible Active Plan Participants.   8.8        8.5
      Other Active Plan Participants . . .      10.0        8.6
         Total . . . . . . . . . . . . . .     $52.8      $47.7

   For measurement purposes, a 13.5% pre-65 trend rate was used for 1994, increasing from 12.67% in 1993, with an ultimate rate of 6.0% in 2007.  In addition, a 10.0% post-65 trend rate was used for 1994, down from 10.67% in
   1993, with an ultimate rate of 6.0% in 2006.  For dental costs, a trend rate of 9.0% was used for 1994, up from
   7.0% in 1993, with an ultimate rate of 4.0% in 2008.  The discount rate was 8.5% at December 31, 1994, and 7.5%
   at December 31, 1993.  A one-percentage-point increase in the health care trend rate would have increased the accumulated postretirement benefit obligation by $5.6 at year-end 1994 and would have added $0.6 to the benefit cost for the year.

17.                               INCOME TAXES

   The Company adopted FAS No. 109,  Accounting for Income Taxes,  effective January 1, 1992.  The effect of this accounting change was a reduction in 1992 net income of $64.3 ($1.23 per common share).  As permitted, prior year financial statements were not restated for the change.

   The provision for income taxes for continuing operations consisted of the following:

                                            1994     1993     1992
   Current:
      U.S... . . . . . . . . . . . .       $149.8  $135.0   $  82.3
      Foreign. . . . . . . . . . . .         16.4    13.5       5.7
         Total . . . . . . . . . . .        166.2   148.5      88.0
   Deferred:
      U.S... . . . . . . . . . . . .        (30.9)  (32.0)      2.1
      Foreign. . . . . . . . . . .          --        --         .2
         Total . . . . . . . . . . .        (30.9)  (32.0)      2.3
   State and Local . . . . . . . . .         13.1    12.7      12.9
         Total Provision for Income Taxes. $148.4  $129.2    $103.2

   Temporary differences that gave rise to deferred tax assets and liabilities were as follows:

   At December 31                              1994       1993
   Deferred Tax Assets:
      Allowance for Credit Losses. . . . .    $112.2    $  94.3
      Retiree Benefit Plans. . . . . . . .      33.6       30.5
      Accrued Rent . . . . . . . . . . . .       6.5        7.4
      Deferred Compensation. . . . . . . .      17.0       16.8
      Foreign Tax Credits* . . . . . . . .      28.6       28.9
      All Other. . . . . . . . . . . . . .      76.1       63.9
         Subtotal. . . . . . . . . . . . .     274.0      241.8
   Deferred Tax Liabilities:
      Real Estate Partnership Losses . . .      24.3       13.1
      Deferred Acquisition Costs . . . . .      23.6       17.4
      Depreciation . . . . . . . . . . . .       9.2       11.0
      All Other. . . . . . . . . . . . . .      22.7       26.0
         Subtotal. . . . . . . . . . . . .      79.8       67.5
   Valuation Allowance*. . . . . . . . . .     (28.6)     (28.9)
         Net Deferred Taxes. . . . . . . .    $165.6     $145.4

   *Foreign tax credits are fully offset by valuation allowances because utilization is improbable.  The tax credits expire over the next five years.

   A reconciliation of the differences between income taxes computed at the statutory U.S. income tax rate and the consolidated tax provisions is as follows:

                                             1994    1993  1992
   Statutory U.S. Tax Rate . . . . .        35.0%    35.0% 34.0%
   Increase (Decrease):
      Differential Due to
       Operations Outside U.S.. . .          5.9*     1.3   2.0
      Tax Exempt Interest. . . . . .         (.2)     (.2)  (.2)
      State and Local Income Taxes .         2.6      2.5   3.2
      Other. . . . . . . . . . . . .         2.2      2.4   2.0
         Effective Tax Rate. . . . .        45.5%    41.0% 41.0%

   *Including 4.1% related to provision for credit losses on Germany banking subsidiary.

   U.S. income taxes were not provided at December 31, 1994, on $24.2 of undistributed earnings of foreign subsidiaries, which are expected to be permanently invested in foreign countries, and on $77.8 of undistributed earnings of life insurance subsidiaries accumulated as policyholders  surplus under tax laws in effect prior to 1984.
   Should these amounts be distributed, the additional income taxes payable would be approximately $1.3 and $27.2, respectively.

   Due to the Company s earnings level, no valuation allowance (except for the valuation allowance for foreign tax credit carryforwards) related to net deferred tax assets of  approximately $195 million has been recorded.
   Management has determined, based on the Company s history of prior operating earnings and its expectations for future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.  The turnaround period for certain of the largest deferred assets, such as those related to the allowance for credit losses and postretirement benefits other than pensions, will occur over an extended period of time.  Should all of the deferred tax assets currently recorded be reversed in the immediate future, the sum of taxable income for the three preceding years is sufficient to cover the entire amount of the deferred tax asset.  Currently, substantially all of the net deferred tax asset could be offset against average one-year taxable income.

18.                               OTHER EXPENSES

                                            1994    1993    1992
   Occupancy . . . . . . . . . . . .       $ 72.5  $ 69.5 $ 66.9
   Data Processing Costs . . . . . .         31.7    30.3   28.1
   Depreciation. . . . . . . . . . .         41.0    40.8   37.8
   Insurance Commissions . . . . . .         20.7    16.8   14.9
   Losses on Real Estate Foreclosures        34.9    40.3   34.4
   Marketing . . . . . . . . . . . .         47.1    40.8   37.4
   Premium Amortization. . . . . . .         21.9    23.6   12.1
   Printing. . . . . . . . . . . . .         18.6    14.4   14.1
   Telecommunications. . . . . . . .         26.7    26.5   26.2
   Travel. . . . . . . . . . . . . .         17.9    17.1   16.5
   Other . . . . . . . . . . . . . .        130.8   114.2  113.4
      Total. . . . . . . . . . . . .       $463.8  $434.3 $401.8

19.                                  STOCK OPTIONS

   The Company has a non-qualified stock option plan (Plan), adopted in 1990, which provides for grants of options to officers, directors, and key employees of the Company and its participating subsidiaries.  Under the Plan, the option price shall not be less than 100% of fair market value on the date the option is granted.  Options generally become exercisable in cumulative annual increments of 25% each year, commencing one year after date of grant and expiring after ten years.  The aggregate number of options for any calendar year may not exceed 1.75% of the total issued and outstanding common stock of the Company as measured on the first day of any such calendar year.  If during any such calendar year the total number of authorized options is not granted, the remainder will be available for granting during any succeeding year during the term of the Plan.  Shares of common stock to be issued upon exercise of options may be treasury shares reacquired by the Company or authorized and unissued common shares or a combination of both.

   The following table summarizes the activity relating to the Plan:

   Shares Under Option                          Number   Price Per Share
   Options Outstanding December 31, 1992     2,325,968   $21.75 - $31.13
   Changes in 1993:
      Options Exercised. . . . . .            (205,882)   21.75 -   30.56
      Options Canceled . . . . . .             (32,654)   21.75 -   30.56
      Options Granted. . . . . . .             959,800    37.91 -   38.44
   Options Outstanding December 31, 199      3,047,232    21.75 -   38.44
   Changes in 1994:
      Options Exercised. . . . .              (310,991)   21.75 -   37.91
      Options Canceled . . . . . .             (41,025)   21.75 -   37.91
      Options Granted. . . . . . .             939,350    37.44 -   38.78
   Options Outstanding December 31, 1994 .   3,634,566   $21.75 -  $38.78

   Options Exercisable December 31, 1994     1,418,541   $21.75 -  $38.44

20.                                  GEOGRAPHIC INFORMATION

   Data by geographic area for the years ended December 31 are shown in the following table:

                                                        Inter-
                              United                   Company
                              States    Foreign   Eliminations      Total
   1994
   Revenue . . . . . . . .  $  1,821.3  $ 326.2    $(10.1)       $  2,137.4
   Income before Income Taxes    321.6      4.5       --              326.1
   Assets. . . . . . . . .    12,461.3  2,014.1     (98.8)         14,376.6

   1993
   Revenue . . . . . . . .     1,674.7    294.2     (11.4)          1,957.5
   Income before Income Taxes.   281.6     33.6       --              315.2
   Assets. . . . . . . . .    11,334.9  1,677.8     (95.8)         12,916.9

   1992
   Revenue . . . . . . . .     1,547.2    284.7     (12.6)          1,819.3
   Income before Income Taxes.   238.8     12.8       --              251.6

21.                       DIVIDENDS PAID
                                            1994     1993   1992
   Preferred Stock:
      5% . . . . . . . . . . . . . .      $  1.0    $ 1.0   $ 1.0
      $5.50 Convertible. . . . . . .          .1       .1      .1
      $4.50. . . . . . . . . . . . .          .5       .5      .5
      $4.30. . . . . . . . . . . . .         3.6      3.6     3.6
                                             5.2      5.2     5.2
   Common Stock. . . . . . . . . . .        84.0     74.0    69.5
         Total Dividends . . . . . .       $89.2    $79.2   $74.7

22.                                                     DERIVATIVE FINANCIAL INSTRUMENTS

   The Company enters into foreign exchange forward agreements and options to hedge its net investment in foreign subsidiaries.  The forward exchange agreements do not subject the Company to risk due to exchange-rate movements because gains and losses on these agreements offset losses and gains on the assets and liabilities being hedged.  The forward exchange agreements generally have maturities that do not exceed six months.

   The Company sells at-the-money (spot) call options and buys out-of-the-money (spot) put options on Canadian dollars,
   British sterling and German marks.  The strike rate of each call option is set at the then-current exchange rate, and the strike rate of each put option purchased is set at a rate whereby the premium received on the related call option exactly offsets the premium paid for such put option, resulting in no out-of-the-pocket cost.  With the exception of the strike rates, all terms of the call and put are identical.  The notional amount of each option is an amount that will generally produce offsetting gains or losses (on an aftertax basis) to the gains or losses produced by the underlying net investment.  Further, the combination of these instruments (a so-called  no cost collar ) is effectively a partial hedge, as hedging gains or losses occur only when the spot rates fluctuate outside the range of the respective strike rates.  These option transactions generally have a maturity of three to six months.

   At December 31, 1994 and 1993, the Company had purchased options to deliver British pounds, Canadian dollars, and German marks in exchange for US$380.5 and $470.5, respectively.  Concurrently, the Company had sold options to buy British pounds, Canadian dollars, and German marks in exchange for US$381.1 and $475.1 in 1994 and 1993, respectively.  Additionally, in 1994, the Company entered into two six-month forward sales of German marks, obligating the Company to deliver DM140.0 for US$90.2.

   The Company accrued pretax gains of $6.2 at both December 31, 1994 and 1993, on open options.  All hedge gains and losses, including the mark to spot on open options, are recognized in a separate component of equity.

   There were no gains or losses recognized in net income attributable to the above hedging programs during the three years ended December 31, 1994.  Prospectively, gains and losses in excess of the amount needed to offset gains or losses on investments in foreign subsidiaries due to currency fluctuations are not likely given the above hedging strategy.

   The Company utilizes interest-rate swaps to allow it to match fund its variable-rate receivables with variable-rate debt.  The agreements effectively changed interest rates on certain medium-term notes issued by the Company to variable commercial paper or LIBOR indices, with interest received exactly offsetting interest paid on medium-term notes.  The risks inherent in interest-rate swaps are the potential inability of a counterparty to meet the terms of each contract.  The Company s agreements to exchange fixed and floating, or floating versus floating, interest-rate payments are with major international financial institutions that are expected to fully perform under the terms of the agreements, thereby mitigating credit risk from the transactions.

   The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements.  At December 31, 1994, accrued interest payable ralated to these interest-rate swaps totaled $14.0, which is offset by $13.9 of accrued interest receivable.  The impacts of the hedging activities on the Company s weighted average borrowing rates and on the reported interest expense for the three years ended December 31, 1994, were as follows:  1994, .05% and $4.7; 1993, .04% and $3.4; and 1992, .06% and $4.7.

   The following table summarizes the interest-rate swaps outstanding at December 31, 1994:

                                                       Weighted Average    Weighted
                                          Notional       Interest Rates    Average
                                          Amount        Pay     Receive    Maturity*

Pay fixed-rate - receive floating rate   $  648.9      7.45%     6.10%       2.3
Pay floating-rate - receive fixed-rate      233.7      6.55      7.31        8.5
Pay floating-rate - receive floating-rate   998.0      6.04      5.60        0.9
                                 Total   $1,880.6      6.59%     5.99%       2.3

   *Remaining Term

   The Company is also party to a currency swap expiring in February 1995.  In 1986, simultaneous with the issuance of a 10 billion Euro-yen debt issue maturing in 1995, the Company entered into a mirror-image currency swap, which in substance created a U.S. dollar financing amounting to $52.0.  The amount and timing of cash flows on the swap are identical to those of the debt, thereby eliminating all foreign exchange risk.  Consequently, these transactions have been accounted for as an integrated U.S. dollar borrowing.  Due and punctual payment of all amounts payable by the swap counterparty is unconditionally and irrevocably guaranteed by one of Japan s largest and most experienced security houses.

23.                                                     CONCENTRATIONS OF CREDIT RISK

   Concentrations of credit risk with respect to finance receivables are limited because the Company s subsidiaries primarily lend to consumers across many different geographic areas.  The highest percentage of receivables in any geographic area is in California (19%), with no other state or country having more that 8%.  About 88% of receivables in California are real estate secured, compared to 56% for the overall system.  Second mortgage loans are generally limited to 75% of the appraised value of the home as determined by certified, independent appraisers.
   In the case of first mortgages, the lending cap is 80%.  In addition, a rigorous discipline of credit approval is enforced regarding borrower debt-to-income ratios and overall consumer credit quality.

   In meeting the financing needs of its customers, subsidiaries of the Company issue commitments to extend additional credit to customers under revolving real estate and sales finance contracts as long as there is no violation of any conditions established in the contract.  The commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee.  The Company uses the same credit procedures when entering into such commitments as it does for traditional lending products.  At December 31, 1994, committed lines totaled
   $10,597.6, compared to $9,841.0 at year-end 1993, of which 37% at the end of 1994 was available for further loans.
   A large majority of these commitments expire without being exercised.  As a result, total contractual commitments do not represent future credit exposure or liquidity requirements.

24.                                  LEASES

   The consumer finance system operates from premises under leases generally having an original term of five years with a renewal option for a like term.  The Company leases its headquarters in Wilmington, Delaware, under a lease expiring in 2005, with options to extend the lease totaling 25 years.  Also, a subsidiary leases an office complex in
   Peapack, NJ, with a primary term expiring in 2010 and renewal options totaling 47 years.  Data processing equipment lease terms range from one to four years and are generally renewable.  The minimum rental commitments under noncancelable operating leases at December 31, 1994, were as follows:

   1995. . . . . . . . . . . . . . . . . . . . . . . . .$  57.1
   1996. . . . . . . . . . . . . . . . . . . . . . . . .   49.1
   1997. . . . . . . . . . . . . . . . . . . . . . . . .   43.6
   1998. . . . . . . . . . . . . . . . . . . . . . . . .   42.1
   1999. . . . . . . . . . . . . . . . . . . . . . . . .   38.6
   2000-2004 . . . . . . . . . . . . . . . . . . . . . .  167.7
   2005-2018 . . . . . . . . . . . . . . . . . . . . . .  166.3
      Total. . . . . . . . . . . . . . . . . . . . . . . $564.5

25.                                                     FAIR VALUE OF FINANCIAL INSTRUMENTS

   The information provided below is required by FAS No. 107,  Disclosures About Fair Value of Financial
   Instruments.   These amounts represent estimates of fair value of financial instruments at a point in time.  Significant estimates using available market information and appropriate valuation methodologies were used for the purposes of this disclosure.  The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect on the estimated fair value amounts.

                                     1994                1993
                            Carrying   Estimated  Carrying   Estimated
 At December 31                Value  Fair Value     Value  Fair Value
   Assets
   Cash and equivalents. .   $  189    $  189        $   182  $   182
   Investment securities .     1,306     1,240         1,133    1,179
   Finance receivables, net.  11,991    12,695        10,740   11,869

   Liabilities
   Short-term debt . . . .     3,474     3,474         2,934    2,934
   Deposits. . . . . . . .       654       654           616      616
   Long-term debt. . . . .     7,325     7,286         6,755    7,239
   Accounts payable. . . .       439       439           384      384

                                                       December 31
   Off-Balance-Sheet Financial Instruments             1994    1993
   Unrealized gain (loss) on foreign currency options $  1   $  --
   Unrealized gain (loss) on interest-rate swaps . .   (32)    (11)

   The fair value of investment securities is based on quoted market prices.  The fair market valuation of real estate secured and personal unsecured loans was estimated by discounting the future cash flows over the estimated remaining term, based on past cash collection experience.  The discount factor was determined by taking into consideration current funding costs, chargeoff experience, and premiums paid on acquisitions of receivables with similar characteristics.  For credit cards and sales finance products, the carrying amount is a reasonable estimate of fair value.  Demand deposits are shown at their face values.  For short-term and long-term debt, the fair values are estimated, using the interest rates currently offered for debt with similar terms and remaining maturities.  The estimated fair value of accounts payable approximates their carrying value.  The fair value of interest-rate swap agreements and foreign-exchange options is the estimated amount the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates, foreign exchange rates, and the creditworthiness of the counterparties.

   The fair value estimates presented are based on information available to the Company at December 31, 1994 and
   1993.  While management is not aware of any significant factors that would affect the year-end 1994 estimate since that date, current estimates of fair value could differ significantly from the amounts disclosed.

26.                                        CONTINGENT LIABILITIES

   In July 1992, the Internal Revenue Service completed its examination of the Company s federal income tax returns for 1984 through 1987 and proposed certain adjustments that relate principally to activities of the Company s former subsidiary, American Centennial Insurance Company ( ACIC ), prior to its sale.  The Company sold its entire interest in ACIC in May 1987.  The IRS has proposed, among other items, $142.0 in adjustments relating to 1986 and 1987 ACIC additions to loss reserves.  In order to limit the further accrual of interest on the proposed adjustments, the Company paid $105.5 of tax and interest during the third quarter of 1992.

   The Company s management and independent tax advisers believe that certain of the IRS s proposed adjustments are without merit and that in other instances the IRS s position is unlikely to be sustained in the amounts proposed.
   The Company intends to contest the proposed adjustments vigorously within the administrative appeals process of the IRS and through litigation if necessary.  While the outcome of the appeals process and any litigation cannot be predicted, management does not expect the ultimate resolution of these issues to have a material effect on the
   Company s financial position or results of operations.

                       BENEFICIAL CORPORATION AND SUBSIDIARIES
               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                  (in millions, except per share amounts)

Quarter Ended                   3/31     6/30   9/30   12/31
1994
Revenue. . . . . . . . . . .  $537.2   $511.1 $528.0  $561.1
Income before Income Taxes . . 105.0     96.9   87.1    37.1
Net Income . . . . . . . . . .  60.9     56.2   51.4     9.2
Earnings per Common Share. . .  1.13     1.05    .95     .15
Dividends per Common Share . .   .38      .38    .43     .43

1993
Revenue. . . . . . . . . . . .$499.6   $482.8 $477.7  $497.4
Income before Income Taxes . .  84.1     82.4   75.4    73.3
Net Income (Loss):
   Income from
    Continuing Operations . . . 49.6     48.6   44.5    43.3
   Extraordinary Items . . . .   (.5)     --    (2.3)    --
   Net Income. . . . . . . . .  49.1     48.6   42.2    43.3
Earnings (Loss) per Common Share:
   Continuing Operations . . .   .92      .90    .83     .80
   Extraordinary Items . . . .  (.01)      --   (.04)     --
   Earnings per Common Share .   .91      .90    .79     .80
Dividends per Common Share . .   .35      .35    .35     .38

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Executive Officers of the Registrant

Name                 Age   Position and Offices Held as of March 1, 1995

Finn M. W. Caspersen  ..........  53    Director (1975 to present), Chairman of the Board of Directors,
Chief Executive Officer, and Chairman of Executive Committee
to present), Member of Executive Committee (1975 to
     present), and Member of Finance Committee (1975 to present) of the Company.

David J. Farris  ......................59    Director (1982 to present), Member of Office of the President
(1984 to present), Chief Operating Officer (1987 to present), Member of
Executive Committee (1983 to present), and Member of Finance Committee
to present) of the Company; President and Chief Executive Officer     (1982
to present) of Beneficial Management Corporation, a subsidiary of the
Company.

James H. Gilliam, Jr.  ............  49    Director (1984 to present), Executive Vice President (1989 to present), Senior Vice President (1986 to 1989), General Counsel (1986 to
present), Secretary (1987 to 1992), and Member of Executive Committee
to present) of the Company; Chairman (1987 to present) of Beneficial
National Bank, a subsidiary of the Company.

Andrew C. Halvorsen  .........  48    Director (1984 to present), Member of Office of the President,
First Vice President, and Chief Financial Officer (1986 to present), and Member of Executive and Finance Committees (1984 to present) of the Company.

Ronald E. Bombolis  .............46    Senior Vice President, Controller and Chief Accounting Officer
(1992 to present) of the Company; Vice President and Controller (1985 to    1992)
of Beneficial Management Corporation, a subsidiary of the Company.

Thomas P. McGough  ..........    53    Senior Vice President - Finance and Treasurer
(1992 to present); Senior Vice President, Controller and Chief Accounting Officer (1987 to 1992) of the Company;
Senior Vice President of Financial Controls (1982 to 1987) of Beneficial Management Corporation,
a subsidiary of the Company.

Scott A. Siebels  ..................    40    Vice President and Secretary (1995 to present) and Associate
Counsel (1990 to present); Assistant Vice President (1993 to 1995); and
Assistant Secretary (1991 to 1995) of the Company; Assistant Counsel (1984
to 1990) of American Continental Corporation.

Robert G. Heinle  .................         48    Vice President - Tax (1988 to present) of the Company.

Wheeler K. Neff  .................       46    Vice President (1988 to present), Assistant General Counsel
(1991 to present), Associate Counsel (1980 to 1990) and Assistant Secretary (1987 to present)
and General Counsel (1988 to 1992) of
Beneficial National Bank, a subsidiary of the Company; and Senior Vice
President and General Counsel (1990 to present) of BNB USA, a subsidiary of the Company.

     Officers named hold office until the next Annual Meeting of the Directors, to be held May 18, 1995, or until their successors are otherwise elected as provided in the By-Laws.

     Information required under this Item relating to disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K and to the directors of the Company will be contained in the Company s Proxy Statement for the 1995 Annual
Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

     Information required under this Item will be contained in the Company s Proxy Statement for the 1995 Annual
Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT.

     Information required under this Item will be contained in the Company s Proxy Statement for the 1995 Annual
Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required under this Item will be contained in the Company s Proxy Statement for the 1995 Annual
Meeting of Stockholders, which is incorporated herein by reference.
 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following represents a listing of all financial statements, financial statement schedules, and exhibits filed as part of this report.

     (1)  Financial Statements

       The following financial statements of Beneficial Corporation and Subsidiaries and Independent Auditors
       Report are included in Item 8:

          Independent Auditors  Report.
          Balance Sheet at December 31, 1994 and 1993.
          Statement of Income and Retained Earnings for the three years ended December 31, 1994.
          Statement of Cash Flows for the three years ended December 31, 1994.
          Notes to Financial Statements.
          Selected Quarterly Financial Data (unaudited).

     (2)  Financial Statement Schedules

       Schedule II Valuation and Qualifying Accounts and Reserves.

     (3)  Exhibits

       The Exhibit Index on pages 49-51 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.


 The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

     (1)  A report on Form 8-K, dated December 2, 1994, was filed relating to the Company s Medium-Term Note program and contained as an exhibit to such filing the form of Amendment No. 1 to the Distribution
       Agreement.

     (2)  A report on Form 8-K, dated December 19, 1994, was filed with respect to the Company s announcement of its intent to sell its German consumer banking subsidiary, BFK Bank AG ( BFK ) and to take a $38 million charge to reflect potential credit losses and related expenses at BFK on a block of loans granted to finance allegedly fraudulent purchase contracts.

 BENEFICIAL CORPORATION
SUPPL                     EMENTAL FINANCIAL DATA

     The Financial Statements and Notes to Financial Statements of Beneficial Corporation and Subsidiaries are
supplemented by the information in the following Schedule II.  All other schedules are omitted because of the absence of the conditions under which they are required or because all material information called for is set forth in the Financial
Statements and the Notes referred to in this Item.
                                                  SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVE    S

               Years Ended December 31, 1994, 1993, and 1992
(in millions)

        Column A                Column B              Column C          Column D    Column E
                                                      Additions
                                                              Charged
                               Balance at        Charged to  (Credited)             Balance at
                               Beginning         Costs and    to Other                 End
                                of Year          Expenses     Accounts   Deductions   of Year

YEAR ENDED DECEMBER 31, 1994
   Reserves shown separately:
      Insurance policy and claim reserves:
         Policy reserves .      $880.0        $  ---        $172.2(A)   $143.7(C)    $1,041.5
                                                             133.0(B)
         Claim reserves. .        35.7          76.8(D)         ---       69.3(E)        43.2
            Total. .            $915.7        $ 76.8        $305.2      $213.0       $1,084.7
      Allowance for credit losses on
         finance receivables .  $279.0        $236.7        $  2.6      $186.7(F)    $  331.6

YEAR ENDED DECEMBER 31, 1993
   Reserves shown separately:
      Insurance policy and claim reserves:
         Policy reserves .      $664.8        $ ---         $161.0(A)   $116.5(C)    $  880.0
                                                             170.7(B)
         Claim reserves. .        30.4          64.2(D)        ---        58.9(E)        35.7
            Total. .            $695.2        $ 64.2        $331.7      $175.4       $  915.7
      Allowance for credit losses on
         finance receivables .  $262.4        $171.8        $ (6.1)     $149.1(F)    $  279.0

YEAR ENDED DECEMBER 31, 1992
   Reserves shown separately:
      Insurance policy and claim reserves:
         Policy reserves .      $396.8        $ ---         $ 77.3(A)   $ 94.1(C)    $  664.8
                                                             284.8(B)
         Claim reserves. .        29.3          61.1(D)         ---       60.0(E)        30.4
            Total. .            $426.1        $ 61.1        $362.1      $154.1       $  695.2
      Allowance for credit losses on
         finance receivables .  $254.0        $164.1        $  6.9      $162.6(F)    $  262.4

NOTES
  (A)                      Net premiums written and reinsurance assumed.
  (B)                      Premiums collected on annuity contracts
  (C)                      Earned premiums.
  (D)                      Provision for insurance claims.
  (E)                      Claims paid.
  (F)                      Finance receivables charged off (after offsetting recoveries) during the period.
SIGNA  TURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              BENEFICIAL CORPORATION


Date:  March 21, 1995         By /s/ Andrew C. Halvorsen
                                    Andrew C. Halvorsen, Member of the Office
                                             of the President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature                   Title                    Date

                            Chairman of the Board of
                            Directors and Chief Executive
                            Officer and Director (Principal
*                           Executive Officer)       March 21, 1995
(Finn M.W. Caspersen)
                            Member of the Office of the
                            President and Director
/s/ Andrew C. Halvorsen     (Principal Financial Officer)       March 21, 1995
(Andrew C. Halvorsen)
                            Senior Vice President
                            and Controller (Principal
/s/ Ronald E. Bombolis      Accounting Officer)      March 21, 1995
(Ronald E. Bombolis)

*                           Director                 March 21, 1995
(Charles W. Bower)

                            Director                 March   , 1995
(Robert J. Callander)

*                           Director                 March 21, 1995
(Robert C. Cannada)

*                           Director                 March 21, 1995
(Leonard S. Coleman, Jr.)

*                           Director                 March 21, 1995
(David J. Farris)

*                           Director                 March 21, 1995
(James H. Gilliam, Jr.)

*                           Director                 March 21, 1995
(Roland A. Hernandez)

*                           Director                 March 21, 1995
(J. Robert Hillier)

*                           Director                 March 21, 1995
(Gerald L. Holm)

*                           Director                 March 21, 1995
(Thomas H. Kean)

*                           Director                 March 21, 1995
(Steven Muller)

*                           Director                 March 21, 1995
(Susan Julia Ross)

*                           Director                 March 21, 1995
(Robert A. Tucker)

*                           Director                 March 21, 1995
(Susan M. Wachter)

*                           Director                 March 21, 1995
(Charles H. Watts, II)

*                           Director                 March 21, 1995
(K. Martin Worthy)

* Andrew C. Halvorsen, pursuant to Powers of Attorney (executed by each of the directors listed above as signing) filed with the Securities and Exchange Commission, does hereby sign and execute this report on behalf of such directors.

                                   /s/ Andrew C. Halvorsen
                                   Andrew C. Halvorsen


March 21, 1995

EXHIBIT INDEX
Exhibit
Number         Exhibit
3.1  Copy of Beneficial Corporation s Restated Certificate of Incorporation, as amended.

3.2  Copy of the Company s By-Laws, as amended, is incorporated by reference to Exhibit 3.2    of the Annual
     Report on Form 10-K for the year ended December 31, 1990.

4    The principal amount of debt outstanding under any one instrument defining the rights     of holders of
     long-term debt of the Company and its subsidiaries does not exceed 10%

10   (a) Copy of form of agreement entered into between Beneficial Corporation and key         officers of the
     Company and its subsidiaries is incorporated by reference to Exhibit 10                   (e) of the
     Annual Report on Form 10-K for the year ended December 31, 1981.

               (b) Copy of Agreement of Amendment dated November 15, 1984 between Beneficial
     Corporation an key officers of the Company and its subsidiaries, relating to Agreement    Form 10-K
     for the year ended December 31, 1984.

               (c) Copy of form of letter agreement dated February 4, 1993 between Beneficial
     Corporation and key officers of the Company and its subsidiaries amending the

               (d) Copy of Lease, dated as of June 28, 1982, between Hamilton Associates Limited
     Partnership and Beneficial Management Corporation is incorporated by reference to         Exhibit 10(f)
     of the Annual Report on Form 10-K for the year ended December 31,                         1982.

               (e) Guaranty, dated as of June 28, 1982, of Beneficial Corporation relating to Lease
     included as Exhibit 10 (d) hereto is incorporated by reference to Exhibit 10(h) of the    Annual
     Report on Form 10-K for the year ended December 31, 1982.

               (f) Copies of Forms of Severance Agreements, dated August 21, 1986, and    Amendments
     thereto dated November 19, 1986, by and between Beneficial  Corporation
     and its executive officers are incorporated by reference to Exhibit 10(r) of         the Annual
     Report on 10-K for the year ended December 31, 1986.

               (g) Copy of form of letter agreement dated February 4, 1993 between Beneficial
     Corporation and certain executive officers amending the Agreement referred to in     Exhibit 10(f)
     hereto.

               (h) Copy of Form of Indemnification Agreement between Beneficial Corporation and     its
     directors, dated August 21, 1986, is incorporated by reference to Exhibit 10(s) of   the Annual
     Report on Form 10-K for the year ended December 31, 1986.

     Exhibit
     Number    Exhibit
               (i) Copy of Annuity Plan between Beneficial Corporation and its directors, dated
     December 4, 1986, is incorporated by reference to Exhibit 10(t) of the Annual Report           on Form 10-
     K for the year ended December 31, 1986.

               (j) Copy of the Company s Rights Plan is incorporated by reference to Form 8-A filed
     with the Securities and Exchange Commission on November 20, 1987, with respect to              the
     registration of Preferred Stock Purchase Rights.

               (k)Copy of the Company s Amended and Restated Rights Agreement is incorporated       by
     reference to Form 8 filed with the Securities and Exchange Commission on May 25,               1990.

               (l) Copy of Agreement among H&R Block, Inc., Beneficial Tax Masters Inc.,
     Beneficial National Bank and Beneficial Franchise Company Inc. dated August 22,                1991, relating
     to the Refund Anticipation Loan program (confidential treatment was                            granted by
     the Securities and Exchange Commission with respect to certain portions of                     the
     Agreement) is incorporated by reference to Exhibit 10(k) of the Annual Report on               Form 10-K
     for the year ended December 31, 1991.

               (m) Copy of letter agreement dated December 6, 1994 amending the Agreement
     referred to in Exhibit 10(l) (confidential treatment has been requested with respect to        certain
     portions of the letter agreement; such portions will be separately filed with the              Securities and
     Exchange Commission).

               (n) Copy of Development Agreement between Harbour Island Inc. (a subsidiary of the
     Company) and Harbour Associates, Inc., dated as of July 1, 1992, relating to the               development
     of Harbour Island is incorporated by reference to Exhibit 10(k) of the                         Annual
     Report on Form 10-K for the year ended December 31, 1992.

               (o) Copy of Beneficial Corporation Key Employees Stock Bonus Plan, as amended.

               (p) Copy of Beneficial Corporation 1990 Non-Qualified Stock Option Plan, as
     amended.

               (q) Copy of Beneficial Corporation Supplemental Pension Plan is incorporated by
     reference to Exhibit 10(n) of the Annual Report on Form 10-K for the year ended                December 31,
     1992.

               (r) Copy of Beneficial Corporation Deferred Compensation Plan.

     11        Computation of Earnings per Common Share of Beneficial Corporation and               Subsidiaries.

     12        Computation of Ratios of Earnings to Fixed Charges of Beneficial Corporation and
     Subsidiaries (continuing operations only).

     Exhibit
     Number    Exhibit
     21        List of the names and states of incorporation of Beneficial s subsidiaries.

     23        Consent of independent auditors.

     24        Powers of Attorney.

     27        Financial Data Schedule (in EDGAR filing only).

     99        Form 11-K for the year ended December 31, 1994.

     The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of its long-term debt.

     The Company will furnish to each stockholder, upon written request, copies of the exhibits referred to above.
     Requests should be addressed to Scott A. Siebels, Vice President and Corporate Secretary, Beneficial Corporation,
     301 North Walnut Street, Wilmington, Delaware 19801.






















                                EXHIBIT 3.1





                   RESTATED CERTIFICATE OF INCORPORATION
                                    of
                          BENEFICIAL CORPORATION


                         (A Delaware Corporation)





















RESTATED CERTIFICATE OF INCORPORATION
of
BENEFICIAL CORPORATION

   BENEFICIAL CORPORATION, a corporation organized and existing under the laws of the State of Delaware,
HEREBY CERTIFIES AS FOLLOWS:

   FIRST: That (i) the name of the corporation is BENEFICIAL CORPORATION, (ii) the name under which the corporation was originally incorporated was  Beneficial Industrial Loan Corporation , and (iii) such incorporation was effected by the filing of an Agreement and Act of Consolidation with the Secretary of State on May 9, 1929.

   SECOND: That this Restated Certificate of Incorporation was duly adopted by vote of the directors and thereafter by vote of the stockholders in accordance with Section 245 of the General Corporation Law of the State of Delaware.

   THIRD: That the text of the Certificate of Incorporation as amended or supplemented heretofore is further amended hereby to read as herein set forth in full.

ARTICLE I

   The name of the Corporation is BENEFICIAL CORPORATION.

ARTICLE II

   The registered office of the Corporation in the State of Delaware is located at One Christina Centre, 301 North
Walnut Street, P.O. Box 911, Wilmington, County of New Castle. The name and address of the Corporation s registered agent is Southern Trust Company, One Christina Centre, 301 North Walnut Street, P.O. Box 911,
Wilmington, Delaware 19899.

ARTICLE III

   The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

ARTICLE IV

   Section 1. The total number of shares of all classes of stock which the Corporation shall be authorized to issue is
165,922,987.

   Section 2. The Corporation shall have authority to issue seven classes of stock, in the total authorized amounts and with the par value per share and in the aggregate as set forth below.
                                           Total Number of      Par Value   Aggregate
Class of Stock                             Shares Authorized    Per Share   Par Value
Preferred Stock without nominal or par value   500,000            None       None
Preferred Stock with par value               2,500,000           $  1        $  2,500,000
5% Cumulative Preferred Stock                  585,730           $ 50        $ 29,286,500
$4.50 Dividend Cumulative Preferred Stock      103,976           $100        $ 10,397,600
$4.30 Dividend Cumulative Preferred Stock    1,069,204            None       None
$5.50 Dividend Cumulative Convertible
   Preferred Stock                           1,164,077            None       None
Common Stock                               160,000,000           $  1        $160,000,000

   Section 3. A statement of the designations and the powers, preferences and rights of such classes of stock and the qualifications, limitations or restrictions, thereof, the fixing of which by this Certificate of Incorporation is desired, and the authority of the Board of Directors to fix by resolution or resolutions the powers, preferences and rights of such classes of stock and the qualifications, limitations or restrictions thereof, which are not fixed hereby, are as follows:

Preferred Stock Without Nominal or Par Value

   A.  (1) Shares of Preferred Stock without nominal or par value may be issued from time to time in one or more series. The preferences and relative, participating, optional and other special rights of each such series and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series already outstanding; and the Board of Directors of the Corporation is hereby expressly granted authority to fix, by resolution or resolutions adopted prior to the issuance of any shares of a particular series of Preferred Stock without nominal or par value, the designations, preferences and relative, participating, optional and other special rights, or the qualifications, limitations or restrictions thereof, of such series, including but without limiting the generality of the foregoing, the following:

     (i) The rate and times at which, and the terms and conditions on which, dividends on the Preferred Stock without nominal or par value of such series shall be paid;

     (ii) The right, if any, of holders of Preferred Stock without nominal or par value of such series to convert the same into, or exchange the same for, other classes of stock of the Corporation and the terms and conditions of such conversion or exchange;

     (iii) The redemption price or prices and the time at which, and the terms and conditions on which, Preferred
   Stock without nominal or par value of such series may be redeemed;

     (iv) The rights of the holders of Preferred Stock without nominal or par value of such series upon the voluntary or involuntary liquidation, distribution or sale of assets, dissolution or winding up of the Corporation (which in no event shall entitle any holder to receive an amount per share exceeding 105% of the consideration received for each share by the Corporation upon the original issuance thereof plus a sum equal to accrued and unpaid dividends thereon, whether or not earned or declared); and

     (v) The terms of the sinking fund or redemption or purchase account, if any, to be provided for the Preferred
  Stock without nominal or par value of such series.

   (2) All shares of each series shall be identical in all respects, and all shares of Preferred Stock without nominal or par value of all series shall be of equal rank in respect of the preference as to dividends and to payments upon the liquidation, distribution or sale of assets, dissolution and winding up of the Corporation. The rights of the Common
Stock of the Corporation shall be subject to the preferences and relative, participating, optional and other special rights of the Preferred Stock without nominal or par value of each series as fixed from time to time by the Board of
Directors as aforesaid.

  (3) (a) Except as otherwise provided herein and except as provided by statute, the Preferred Stock without nominal or par value shall have no voting rights. In case at any time three or more full semiannual dividends (whether consecutive or not) on the Preferred Stock without nominal or par value shall be in arrears, then during the period
(hereinafter in this Section 3A(3) called the Voting Period) commencing with such time and ending with the time when all arrears in dividends on the Preferred Stock without nominal or par value shall have been paid and the full dividend on the Preferred Stock without nominal or par value for the then current semiannual dividend period shall have been declared and paid or set aside for payment, at any meeting of the stockholders of the Corporation held for the election of directors during the Voting Period, the holders of Preferred Stock without nominal or par value present in person or represented by proxy at said meeting, shall be entitled, as a class, to the exclusion of the holders of all other classes of stock of the Corporation, to elect two directors of the Corporation, each share of Preferred Stock without nominal or par value entitling the holder to one vote.

    (b) Any director who shall have been elected by holders of Preferred Stock without nominal or par value or by any director so elected as herein contemplated, may be removed at any time during a Voting Period, either for or without cause, by, and only by, the affirmative votes of the holders of record of a majority of the outstanding shares of
Preferred Stock without nominal or par value given at a special meeting of such stockholders called for the purpose, and any vacancy thereby created may be filled during such Voting Period by the holders of Preferred Stock without nominal or par value present in person or represented by proxy at such meeting. Any director to be elected by the
Board of Directors of the Corporation to replace a director elected by holders of Preferred Stock without nominal or par value or elected by a director as in this sentence provided shall be elected by the remaining director theretofore elected by the holders of Preferred Stock without nominal or par value. At the end of the Voting Period the holders of
Preferred Stock without nominal or par value shall be automatically divested of all voting power vested in them under this Section 3A(3) but subject always to the subsequent vesting hereunder of voting power in the holders of Preferred
Stock without nominal or par value in the event of any similar default or defaults thereafter

   (4) All shares of Preferred Stock without nominal or par value of all series shall be of equal rank in respect of the preference as to dividends and to payments upon the liquidation, distribution or sale of assets, dissolution or winding up of the Corporation with all shares of the Preferred Stock with par value, the 5% Cumulative Preferred Stock, the
$4.50 Dividend Cumulative Preferred Stock, the $4.30 Dividend Cumulative Preferred Stock and the $5.50 Dividend
Cumulative Convertible Preferred Stock.

   (5) While any Preferred Stock without nominal or par value is outstanding the Corporation shall not alter or change the preferences, special rights or powers of the Preferred Stock without nominal or par value so as to adversely affect the Preferred Stock without nominal or par value without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2/3rds) of the aggregate number of shares of Preferred
Stock without nominal or par value then outstanding.

Preferred Stock with Par Value

   B.(1) Shares of Preferred Stock with par value may be issued from time to time in one or more series, as may be determined from time to time by the Board of Directors, each of said series to be distinctly designated. All shares of any one series of Preferred Stock with par value shall be alike in every particular, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative. The Board of
Directors is hereby authorized to fix the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), and the redemption price or prices of any wholly unissued series of preferred shares, and any other powers, designations, preferences and relative, participating, optional or other special rights of such series, and any qualifications, limitations, or restrictions on any of the rights of such series, and the number of shares constituting any such series and the designation thereof, or any of them, and to increase or decrease the number of shares of any series subsequent to the issue of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decrease shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

     (2) All shares of Preferred Stock with par value of all series shall be of equal rank in respect of the preference as to dividends and to payments upon the liquidation, distribution or sale of assets, dissolution or winding up of the
Corporation with all shares of Preferred Stock without nominal or par value, the 5% Cumulative Preferred Stock, the
$4.50 Dividend Cumulative Preferred Stock, the $4.30 Dividend Cumulative Preferred Stock and the $5.50 Dividend
Cumulative Convertible Preferred Stock.

     (3) The rights of the Common Stock of the Corporation shall be subject to the preferences and relative, participating, optional and other special rights of the Preferred Stock with par value of each series as fixed from time to time by the Board of Directors as aforesaid.

5% Cumulative Preferred Stock

   C.(1) Dividends. The holders of 5% Cumulative Preferred Stock, in preference to the holders of Common Stock of the Corporation, shall be entitled to receive, as and when declared by the Board of Directors, dividends at the rate of
5% per annum and no more, payable on the last day of December 1957, and semi-annually thereafter on the last days of June and December in each year. Such preferential dividends shall accrue, with respect to shares of 5% Cumulative
Preferred Stock issued prior to January 1, 1958, from May 1, 1957, and with respect to shares of such stock issued on or after January 1, 1958, from the first day of the semi-annual dividend period in which such shares shall be issued, and shall be cumulative so that if dividends in respect of any dividend period at the rate of 5% per annum shall not have been paid upon or declared and set apart for the 5% Cumulative Preferred Stock, the deficiency shall be fully paid or declared and set apart before any dividend shall be paid upon or declared or set apart for the Common Stock.
Preferential dividends on the 5% Cumulative Preferred Stock shall be deemed to accrue from day to day. A dividend period shall begin on the day following each dividend payment date set forth above and end on the next succeeding dividend payment date.

    (2) Liquidation, Dissolution or Winding Up. The 5% Cumulative Preferred Stock shall be preferred as to assets over the Common Stock, so that in the event of the voluntary or involuntary liquidation, dissolution or winding up of the Corporation the holders of 5% Cumulative Preferred Stock shall be entitled to have set apart for them, or to be paid, out of the assets of the Corporation before any distribution is made to or set apart for the holders of Common
Stock an amount in cash equal to and in no event more than $50.00 per share plus a sum equal to accrued and unpaid dividend thereon, whether or not earned or declared.

    (3) Optional Redemption.

    (a) At the option of the Corporation, by vote of the Board of Directors, the 5% Cumulative Preferred Stock may
be redeemed as a whole or in part at any time or from time to time at a redemption price equal to $50.00 per share, plus an amount equal to accrued and unpaid dividends thereon to the date fixed for redemption, whether or not earned or declared, and no more. If less than all of the outstanding shares of 5% Cumulative Preferred Stock are to be redeemed the shares to be redeemed shall be determined by lot in such usual manner and subject to such regulations as the Board of Directors in its sole discretion shall prescribe.

    (b) At least 30 days prior to the date fixed for the redemption of shares of the 5% Cumulative Preferred Stock a written notice shall be mailed to each holder of record of shares of 5% Cumulative Preferred Stock to be redeemed in a postage prepaid envelope addressed to such holder at his post office address as shown on the records of the
Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the redemption date), and calling upon such holder to surrender to the
Corporation on the redemption date at the place designated in such notice his certificate or certificates representing the number of shares specified in such notice of redemption.

    (c) On or after the redemption date each holder of shares of 5% Cumulative Preferred Stock to be redeemed shall present and surrender his certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the redemption price of such shares shall be paid to or on the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled.


    (d) In case less than all the shares represented by any such certificate are redeemed a new certificate shall be issued representing the unredeemed shares.

    (e) From and after the redemption date (unless default shall be made by the Corporation in payment of the redemption price) all dividends on the shares of 5% Cumulative Preferred Stock designated for redemption in such notice shall cease to accrue, and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price thereof upon the surrender of certificates representing the same, shall cease and determine and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the
Corporation, and such shares shall not be deemed to be outstanding for any purpose whatsoever.

    (f) At its election the Corporation prior to the redemption date may deposit the redemption price of the shares of 5% Cumulative Preferred Stock so called for redemption in trust for the holders thereof with a bank or trust company (having a capital and surplus of not less than $1,000,000) in the City of Wilmington, Delaware or in the
Borough of Manhattan, City and State of New York or in any other city in which the Corporation at the time shall maintain a transfer agency with respect to such stock, in which case such redemption notice shall state the date of such deposit, shall specify the office of such bank or trust company as the place of payment of the redemption price, and shall call upon such holders to surrender the certificates representing such shares at such place on or after the date fixed in such redemption notice (which shall not be later than the redemption date) against payment of the redemption price. From and after the making of such deposit, the shares of 5% Cumulative Preferred Stock so designated for redemption shall not be deemed to be outstanding for any purpose whatsoever, and the rights of the holders of such shares shall be limited to the right to receive the redemption price of such shares, without interest, upon surrender of the certificates representing the same to the Corporation at said office of such bank or trust company.

    (g) Any moneys so deposited which shall remain unclaimed by the holders of such 5% Cumulative Preferred
Stock at the end of six years after the redemption date shall be returned by such bank or trust company to the
Corporation after which the holders of the 5% Cumulative Preferred Stock shall have no further interest in such moneys.

    (4) Voting Rights.

    (a) Except as otherwise provided herein and except as provided by statute, the 5% Cumulative Preferred Stock shall have no voting rights. In case at any time three or more full semi-annual dividends (whether consecutive or not)
on the 5% Cumulative Preferred Stock shall be in arrears, then during the period (hereinafter in this Section 3C(4)
called the Voting Period) commencing with such time and ending with the time when all arrears in dividends on the
5% Cumulative Preferred Stock shall have been paid and the full dividend on the 5% Cumulative Preferred Stock for the then current semi-annual dividend period shall have been declared and paid or set aside for payment, at any meeting of the stockholders of the Corporation held for the election of directors during the Voting Period, the holders of 5% Cumulative Preferred Stock present in person or represented by proxy at said meeting shall be entitled, as a class, to the exclusion of the holders of all other classes of stock of the Corporation, to elect two directors of the
Corporation, each share of 5% Cumulative Preferred Stock entitling the holder thereof to one vote.

    (b) Any director who shall have been elected by holders of 5% Cumulative Preferred Stock or by any director so elected as herein contemplated, may be removed at any time during a Voting Period, either for or without cause, by, and only by, the affirmative votes of the holders of record of a majority of the outstanding shares of 5%
Cumulative Preferred Stock given at a special meeting of such stockholders called for the purpose, and any vacancy thereby created may be filled during such Voting Period by the holders of 5% Cumulative Preferred Stock present in person or represented by proxy at such meeting. Any director to be elected by the Board of Directors of the
Corporation to replace a director elected by holders of 5% Cumulative Preferred Stock or elected by a director as in this sentence provided shall be elected by the remaining director theretofore elected by the holders of 5% Cumulative
Preferred Stock. At the end of the Voting Period the holders of 5% Cumulative Preferred Stock shall be automatically divested of all voting power vested in them under this Section 3C(4) but subject always to the subsequent vesting hereunder of voting power in the holders of 5% Cumulative Preferred Stock in the event of any similar default or defaults thereafter.

   (5) Ranking. All shares of 5% Cumulative Preferred Stock shall be of equal rank in respect of the preference as to dividends and to payments upon liquidation, distribution or sale of assets, dissolution or winding up of the Corporation with all shares of the Preferred Stock without nominal or par value, the Preferred Stock with par value, the $4.50
Dividend Cumulative Preferred Stock, the $4.30 Dividend Cumulative Preferred Stock and the $5.50 Dividend
Cumulative Convertible Preferred Stock.

   (6) Amendments. While any 5% Cumulative Preferred Stock is outstanding the Corporation shall not alter or change the preferences, special rights or powers of the 5% Cumulative Preferred Stock so as to adversely affect the 5%
Cumulative Preferred Stock without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2/3rds) of the aggregate number of shares of 5% Cumulative Preferred
Stock then outstanding.

$4.50 Dividend Cumulative Preferred Stock

   D.(1) Dividends. The holders of $4.50 Dividend Cumulative Preferred Stock in preference to the holders of
Common Stock of the Corporation, shall be entitled to receive, as and when declared by the Board of Directors, dividends at the rate of $4.50 per share per annum and no more, payable semi-annually on the last days of June and
December in each year, commencing December 31, 1961. Such preferential dividends shall accrue, with respect to shares of $4.50 Dividend Cumulative Preferred Stock issued prior to January 1, 1962, from October 27, 1961, and with respect to shares of such Stock issued on or after January 1, 1962, from the first day of the semi-annual dividend period in which such shares shall be issued, and shall be cumulative so that if dividends in respect of any semi-annual dividend period at the rate of $4.50 per share per annum shall not have been paid upon or declared and set apart for the $4.50 Dividend Cumulative Preferred Stock, the deficiency shall be fully paid or declared and set apart before any dividend shall be paid upon or declared or set apart for the Common Stock. Preferential dividends on the $4.50
Dividend Cumulative Preferred Stock shall be deemed to accrue from day to day. A semi-annual dividend period shall begin on the day following each dividend payment date set forth above and end on the next succeeding dividend payment date.

   (2) Liquidation, Dissolution or Winding Up. The $4.50 Dividend Cumulative Preferred Stock shall be preferred as to assets over the Common Stock, so that in the event of the voluntary or involuntary liquidation, dissolution or winding up of the Corporation the holders of $4.50 Dividend Cumulative Preferred Stock shall be entitled to have set apart for them, or to be paid, out of the assets of the Corporation before any distribution is made to or set apart for the holders of Common Stock an amount in cash equal to and in no event more than $100.00 per share plus a sum equal to accrued and unpaid dividends thereon, whether or not earned or declared.

   (3) Optional Redemption.

   (a) At the option of the Corporation, by vote of the Board of Directors, the $4.50 Dividend Cumulative Preferred
Stock may be redeemed on or after November 1, 1966 as a whole, or in part at any time or from time to time, at a redemption price equal to $103.00 per share plus an amount equal to accrued and unpaid dividends thereon to the date fixed for redemption, whether or not earned or declared, and no more. If less than all of the outstanding shares of
$4.50 Dividend Cumulative Preferred Stock are to be redeemed the shares to be redeemed shall be determined by lot in such usual manner and subject to such regulations as the Board of Directors in its sole discretion shall prescribe.

   (b) At least 30 days prior to the date fixed for the redemption of shares of the $4.50 Dividend Cumulative Preferred
Stock a written notice shall be mailed to each holder of record of shares of $4.50 Dividend Cumulative Preferred Stock to be redeemed in a postage prepaid envelope addressed to such holder at his post office address as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the redemption date), and calling upon such holder to surrender to the Corporation on the redemption date at the place designated in such notice his certificate or certificates representing the number of shares specified in such notice of redemption.

   (c) On or after the redemption date each holder of shares of $4.50 Dividend Cumulative Preferred Stock to be redeemed shall present and surrender his certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the redemption price of such shares shall be paid to or on the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled.

   (d) In case less than all the shares represented by any such certificate are redeemed a new certificate shall be issued representing the unredeemed shares.

   (e) From and after the redemption date (unless default shall be made by the Corporation in payment of the redemption price) all dividends on the shares of $4.50 Dividend Cumulative Preferred Stock designated for redemption in such notice shall cease to accrue, and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price thereof upon the surrender of certificates representing the same, shall cease and determine and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation, and such shares shall not be deemed to be outstanding for any purpose whatsoever.

   (f) At its election the Corporation prior to the redemption date may deposit the redemption price of the shares of
$4.50 Dividend Cumulative Preferred Stock so called for redemption in trust for the holders thereof with a bank or trust company (having a capital and surplus of not less than $1,000,000) in the City of Wilmington, Delaware or in the
Borough of Manhattan, City and State of New York or in any other city in which the Corporation at the time shall maintain a transfer agency with respect to such stock, in which case such redemption notice shall state the date of such deposit, shall specify the office of such bank or trust company as the place of payment of the redemption price, and shall call upon such holders to surrender the certificates representing such shares at such place on or after the date fixed in such redemption notice (which shall not be later than the redemption date) against payment of the redemption price. From and after the making of such deposit, the shares of $4.50 Dividend Cumulative Preferred Stock so designated for redemption shall not be deemed to be outstanding for any purpose whatsoever, and the rights of the holders of such shares shall be limited to the right to receive the redemption price of such shares, without interest, upon surrender of the certificates representing the same to the Corporation at said office of such bank or trust company.

   (g) Any moneys so deposited which shall remain unclaimed by the holders of such $4.50 Dividend Cumulative
Preferred Stock at the end of six years after the redemption date, shall be returned by such bank or trust company to the Corporation after which the holders of the $4.50 Dividend Cumulative Preferred Stock shall have no further interest in such moneys.

   (4) Voting Rights.

   (a) Except as otherwise provided herein and except as provided by statute, the $4.50 Dividend Cumulative Preferred
Stock shall have no voting rights. In case at any time three or more full semi-annual dividends (whether consecutive or not) on the $4.50 Dividend Cumulative Preferred Stock shall be in arrears, then during the period (hereinafter in this
Section 3D(4) called the Voting Period) commencing with such time and ending with the time when all arrears in dividends on the $4.50 Dividend Cumulative Preferred Stock shall have been paid and the full dividend on the $4.50
Dividend Cumulative Preferred Stock for the then current semi-annual dividend period shall have been declared and paid or set aside for payment, at any meeting of the stockholders of the Corporation held for the election of directors during the Voting Period, the holders of $4.50 Dividend Cumulative Preferred Stock represented in person or by proxy at said meeting shall be entitled, as a class, to the exclusion of the holders of all other classes of stock of the
Corporation, to elect two directors of the Corporation, each share of $4.50 Dividend Cumulative Preferred Stock entitling the holder thereof to one vote.

   (b) Any director who shall have been elected by holders of $4.50 Dividend Cumulative Preferred Stock or by any
director so elected as herein contemplated, may be removed at any time during a Voting Period, either for or without cause, by, and only by, the affirmative votes of the holders of record of a majority of the outstanding shares of $4.50
Dividend Cumulative Preferred Stock given at a special meeting of such stockholders called for the purpose, and any vacancy thereby created may be filled during such Voting Period by the holders of $4.50 Dividend Cumulative
Preferred Stock present in person or represented by proxy at such meeting. Any director to be elected by the Board of
Directors of the Corporation to replace a director elected by holders of $4.50 Dividend Cumulative Preferred Stock or elected by a director as in this sentence provided shall be elected by the remaining director theretofore elected by the holders of $4.50 Dividend Cumulative Preferred Stock. At the end of the Voting Period the holders of $4.50 Dividend
Cumulative Preferred Stock shall be automatically divested of all voting power vested in them under this Section 3D(4)
but subject always to the subsequent vesting hereunder of voting power in the holders of $4.50 Dividend Cumulative
Preferred Stock in the event of any similar default or defaults thereafter.

   (5) Ranking. All shares of $4.50 Dividend Cumulative Preferred Stock shall be of equal rank in respect of the preference as to dividends and to payments upon the liquidation, distribution or sale of assets, dissolution or winding up of the Corporation with all shares of Preferred Stock without nominal or par value, the Preferred Stock with par value, the 5% Cumulative Preferred Stock, the $4.30 Dividend Cumulative Preferred Stock and the $5.50 Dividend
Cumulative Convertible Preferred Stock.

   (6) Amendment. While any of the $4.50 Dividend Cumulative Preferred Stock is outstanding the Corporation shall not alter or change the preferences, special rights or powers of the $4.50 Dividend Cumulative Preferred Stock so as to
adversely affect the $4.50 Dividend Cumulative Preferred Stock without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2/3rds) of the aggregate number of shares of $4.50 Dividend Cumulative Preferred Stock then outstanding.

                 $4.30 Dividend Cumulative Preferred Stock

   E.(1) Dividends. The holders of $4.30 Dividend Cumulative Preferred Stock in preference to the holders of
Common Stock of the Corporation, shall be entitled to receive, as and when declared by the Board of Directors, dividends at the rate of $4.30 per share per annum and no more, payable semi-annually on the last days of March and
September in each year, commencing on the last day of the semi-annual dividend period in which dividends on such shares commence to accrue. Such preferential dividends shall accrue, with respect to shares of $4.30 Dividend
Cumulative Preferred Stock issued prior to April 1, 1966, from November 1, 1965, and with respect to shares of such
Stock issued on or after April 1, 1966, from the first day of the semi-annual dividend period in which such shares shall be issued, and shall be cumulative so that if dividends in respect of any semi-annual dividend period at the rate of
$4.30 per share per annum shall not have been paid upon or declared and set apart for the $4.30 Dividend Cumulative
Preferred Stock, the deficiency shall be fully paid or declared and set apart before any dividend shall be paid upon or declared or set apart for the Common Stock. Preferential dividends on the $4.30 Dividend Cumulative Preferred Stock shall be deemed to accrue from day to day. A semi-annual dividend period shall begin on the day following each dividend payment date set forth above and end on the next succeeding dividend payment date.

   (2) Liquidation, Dissolution or Winding Up. The $4.30 Dividend Cumulative Preferred Stock shall be preferred as to assets over the Common Stock, so that in the event of the liquidation, dissolution or winding up of the Corporation the holders of $4.30 Dividend Cumulative Preferred Stock shall be entitled to have set apart for them, or to be paid, out of the assets of the Corporation before any distribution is made to or set apart for the holders of Common Stock an amount in cash equal to and in no event more than (i) $100.00 per share plus a sum equal to accrued and unpaid dividends thereon, whether or not earned or declared, in the event of an involuntary liquidation, dissolution or winding up, or (ii) the then applicable redemption price per share, in the event of a voluntary liquidation, dissolution or winding up.

   (3) Optional Redemption.

   (a) At the option of the Corporation, by vote of the Board of Directors, the $4.30 Dividend Cumulative Preferred
Stock may be redeemed on or after November 1, 1970 as a whole, or in part at any time or from time to time, at a redemption price which shall be (i) the greater of (x) $105.00 per share minus the sum of fifty cents for each
November 1 during the period after November 1, 1970 and up to and including the date fixed for redemption or (y)
$100.00 per share, plus (ii) an amount equal to accrued and unpaid dividends thereon to the date fixed for redemption, whether or not earned or declared.

   (b) The term  Common Stock , as used in this Section 3E(3), shall mean Common Stock of the character authorized at the date of the initial issuance of the $4.30 Dividend Cumulative Preferred Stock, or, in case of a reclassification or exchange of such Common Stock, the Stock into or for which such Common Stock shall be reclassified or exchanged.

   (c) If less than all of the outstanding shares of $4.30 Dividend Cumulative Preferred Stock are to be redeemed the shares to be redeemed shall be determined by lot in such usual manner and subject to such regulations as the Board of
Directors in its sole discretion shall prescribe.

   (d) At least 30 days prior to the date fixed for the redemption of shares of the $4.30 Dividend Cumulative Preferred
Stock a written notice shall be mailed to each holder of record of shares of $4.30 Dividend Cumulative Preferred Stock to be redeemed in a postage prepaid envelope addressed to such holder at his post office address as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the redemption date), and calling upon such holder to surrender to the Corporation on the redemption date at the place designated in such notice his certificate or certificates representing the number of shares specified in such notice of redemption.

   (e) On or after the redemption date each holder of shares of $4.30 Dividend Cumulative Preferred Stock to be redeemed shall present and surrender his certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the redemption price of such shares shall be paid to or on the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled.

   (f) In case less than all the shares represented by any such certificate are redeemed a new certificate shall be issued representing the unredeemed shares.

   (g) From and after the redemption date (unless default shall be made by the Corporation in payment of the redemption price) all dividends on the shares of $4.30 Dividend Cumulative Preferred Stock designated for redemption in such notice shall cease to accrue, and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price thereof upon the surrender of certificates representing the same, shall cease and determine and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation, and such shares shall not be deemed to be outstanding for any purpose whatsoever.

   h) At its election the Corporation prior to the redemption date may deposit the redemption price of the shares of
$4.30 Dividend Cumulative Preferred Stock so called for redemption in trust for the holders thereof with a bank or trust company (having a capital and surplus of not less than $1,000,000) in the City of Wilmington, Delaware or in the
Borough of Manhattan, City and State of New York or in any other city in which the Corporation at the time shall maintain a transfer agency with respect to such stock, in which case such redemption notice shall state the date of such deposit, shall specify the office of such bank or trust company as the place of payment of the redemption price, and shall call upon such holders to surrender the certificates representing such shares at such price on or after the date fixed in such redemption notice (which shall not be later than the redemption date) against payment of the redemption price. From and after the making of such deposit, the shares of $4.30 Dividend Cumulative Preferred Stock so designated for redemption shall not be deemed to be outstanding for any purpose whatsoever, and the rights of the holders of such shares shall be limited to the right to receive the redemption price of such shares, without interest, upon surrender of the certificates representing the same to the Corporation at said offices of such bank or trust company. Any interest accrued on any funds so deposited shall be paid to the Corporation from time to time.

   (i) Any moneys so deposited which shall remain unclaimed by the holders of such $4.30 Dividend Cumulative
Preferred Stock at the end of six years after the redemption date, shall be returned by such bank or trust company to the Corporation after which the holders of the $4.30 Dividend Cumulative Preferred Stock shall have no further interest in such moneys.

   (4) Voting Rights.

   (a) Each holder of $4.30 Dividend Cumulative Preferred Stock shall be entitled to one vote for each share held on each matter submitted to a vote of stockholders of the Corporation and, except as otherwise herein or by law provided, the $4.30 Dividend Cumulative Preferred Stock, the Common Stock of the Corporation, and any other capital stock of the Corporation at the time entitled thereto, shall vote together as one class, except that while the holders of $4.30
Dividend Cumulative Preferred Stock, voting as a class, are entitled to elect two directors as hereinafter provided, they shall not be entitled to participate with the Common Stock (or any other capital stock as aforesaid) in the election of any other directors.

   (b) In case at any time three or more full semi-annual dividends (whether consecutive or not) on the $4.30 Dividend
Cumulative Preferred Stock shall be in arrears, then during the period (hereinafter in this Section 3E(4) called the
Class Voting Period) commencing with such time and ending with the time when all arrears in dividends on the $4.30
Dividend Cumulative Preferred Stock shall have been paid and the full dividend on the $4.30 Dividend Cumulative
Preferred Stock for the then current semi-annual dividend period shall have been declared and paid or set aside for payment, at any meeting of the stockholders of the Corporation held for the election of directors during the Class
Voting Period, the holders of $4.30 Dividend Cumulative Preferred Stock represented in person or by proxy at said meeting shall be entitled, as a class, to the exclusion of the holders of all other classes of stock of the Corporation, to elect two directors of the Corporation, each share of $4.30 Dividend Cumulative Preferred Stock entitling the holder thereof to one vote.

   (c) Any director who shall have been elected by holders of $4.30 Dividend Cumulative Preferred Stock or by any
director so elected as herein contemplated, may be removed at any time during a Class Voting Period, either for or without cause, by, and only by, the affirmative votes of the holders of record of a majority of the outstanding shares of
$4.30 Dividend Cumulative Preferred Stock given at a special meeting of such stockholders called for the purpose, and any vacancy thereby created may be filled during such Class Voting Period by the holders of $4.30 Dividend
Cumulative Preferred Stock present in person or represented by proxy at such meeting. Any director to be elected by the Board of Directors of the Corporation to replace a director elected by holders of $4.30 Dividend Cumulative
Preferred Stock or elected by a director as in this sentence provided shall be elected by the remaining director theretofore elected by the holders of $4.30 Dividend Cumulative Preferred Stock. At the end of the Class Voting
Period the holders of $4.30 Dividend Cumulative Preferred Stock shall be automatically divested of all voting power vested in them under this Section 3E(4) but subject always to the subsequent vesting hereunder of voting power in the holders of $4.30 Dividend Cumulative Preferred Stock in the event of any similar default or defaults thereafter.

   (5) Retirement. Shares of $4.30 Dividend Cumulative Preferred Stock converted prior to November 1, 1977 shall not be reissued.

   (6) Ranking. All shares of $4.30 Dividend Cumulative Preferred Stock shall be of equal rank in respect of the preference as to dividends and to payments upon the liquidation, distribution or sale of assets, dissolution or winding up of the Corporation with all shares of the Preferred Stock without nominal or par value, the Preferred Stock with par value, the 5% Cumulative Preferred Stock, the $4.50 Dividend Cumulative Preferred Stock and the $5.50 Dividend
Cumulative Convertible Preferred Stock.

   (7) Amendment. While any of the $4.30 Dividend Cumulative Preferred Stock is outstanding the Corporation shall not alter or change the preferences, special rights or powers of the $4.30 Dividend Cumulative Preferred Stock so as to
adversely affect the $4.30 Dividend Cumulative Preferred Stock without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2_3rds) of the aggregate number of shares of $4.30 Dividend Cumulative Preferred Stock then outstanding.

           $5.50 Dividend Cumulative Convertible Preferred Stock

   F.(1) Dividends. The holders of $5.50 Dividend Cumulative Convertible Preferred Stock, in preference to the holders of the Common Stock of the Corporation, shall be entitled to receive, as and when declared by the Board of
Directors, dividends at the rate of $5.50 per share per annum and no more, payable quarterly on the last days of
January, April, July, October in each year, commencing on the last day of the quarterly dividend period in which dividends on such shares commence to accrue. Such preferential dividend on shares of $5.50 Dividend Cumulative
Convertible Preferred Stock shall commence to accrue:

      (i) if such stock is issued on or prior to the record date for the first dividend on shares of $5.50 Dividend
   Cumulative Convertible Preferred Stock, then from the date of issue thereof;

      (ii) if such stock is issued during the period commencing immediately after the record date for a dividend on shares of the $5.50 Dividend Cumulative Convertible Preferred Stock and ending at the close of business on the payment date for such dividends, then from such last mentioned dividend payment date; and

      (iii) otherwise from the dividend payment date next preceding the date of issue of such shares.

Preferential dividends on the $5.50 Dividend Cumulative Convertible Preferred Stock shall be deemed to accrue from day to day. A quarterly dividend period shall begin on the day following each dividend payment date set forth above and end on the next succeeding dividend payment date. Such preferential dividends shall be cumulative, so that if dividends in respect of any quarterly dividend period at the rate of $5.50 per share per annum shall not have been paid upon and declared and set apart for the $5.50 Dividend Cumulative Convertible Preferred Stock, the deficiency shall be fully paid or declared and set apart before any dividend which shall be paid upon or declared or set apart for the
Common Stock. Accumulations of dividends on shares of $5.50 Dividend Cumulative Convertible Preferred Stock shall not bear interest.

   (2) Liquidation, Dissolution or Winding Up. The $5.50 Dividend Cumulative Convertible Preferred Stock shall be preferred as to assets over the Common Stock, so that in the event of the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of $5.50 Dividend Cumulative Convertible Preferred Stock
shall be entitled to have set apart for them, or to be paid out of the assets of the Corporation, before any distribution is made to or set apart for the holders of Common Stock, an amount in cash equal to $20.00 per share plus a sum equal to accrued and unpaid dividends thereon, whether or not declared, and after payment of such amount such shares of
$5.50 Dividend Cumulative Convertible Preferred Stock shall participate with the shares of Common Stock of the
Corporation and any other class or series of stock entitled to share with the Common Stock in the distribution of the remaining assets of the Corporation available for distribution to stockholders after the payment of all preferential distributions as if the shares of the
$5.50 Dividend Cumulative Convertible Preferred Stock had been converted into shares of
Common Stock of the Corporation; provided, however, that in no event shall the holders of the $5.50 Dividend
Cumulative Convertible Preferred Stock be entitled to receive upon such voluntary or involuntary liquidation, dissolution or winding up an amount in excess of $100.00 (including the $20.00 per share preferential distribution)
for each share of $5.50 Dividend Cumulative Convertible Preferred Stock plus a sum equal to accrued and unpaid dividends thereon, whether or not declared.

   (3) Optional Redemption.

   (a) At the option of the Corporation, by vote of the Board of Directors, the $5.50 Dividend Cumulative Convertible
Preferred Stock may be redeemed as a whole or in part at any time or from time to time on or after February 1, 1983 at a redemption price equal to $100.00 per share, plus an amount equal to accrued and unpaid dividends thereon to the date fixed for redemption, whether or not earned or declared, and no more. If less than all of the outstanding shares of
$5.50 Dividend Cumulative Convertible Preferred Stock are to be redeemed, the shares to be redeemed shall be determined by lot in such manner as the Board of Directors in its sole discretion shall prescribe.

   (b) At least thirty days prior to the date fixed for the redemption of shares of the $5.50 Dividend Cumulative
Convertible Preferred Stock, a written notice shall be mailed to each holder of record of shares of $5.50 Dividend
Cumulative Convertible Preferred Stock to be redeemed in a postage prepaid envelope addressed to such holder at his post office address as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the  redemption date ), and calling upon such holder to surrender to the Corporation on the redemption date at the place designated in such notice his certificate or certificates representing shares specified in such notice of redemption.

   (c) On or after the redemption date each holder of shares of $5.50 Dividend Cumulative Convertible Preferred Stock
to be redeemed shall present and surrender his certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the redemption price of such shares shall be paid to or on the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled.

   (d) In case less than all the shares represented by any such certificate are redeemed a new certificate shall be issued representing the unredeemed shares.

   (e) From and after the redemption date (unless default shall be made by the Corporation in payment of the redemption price) all dividends on the shares of $5.50 Dividend Cumulative Convertible Preferred Stock designated for redemption in such notice shall cease to accrue, and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price thereof upon the surrender of certificates representing the same, shall cease and terminate and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation, and such shares shall not be deemed to be outstanding for any purpose whatsoever.

   (f) At its election the Corporation prior to the redemption date may deposit the redemption price of the shares of
$5.50 Dividend Cumulative Convertible Preferred Stock so called for redemption in trust for the holders thereof with a bank or trust company (having a capital and surplus of not less than $1,000,000) in the City of Wilmington, Delaware or in the Borough of Manhattan, City and State of New York or in any other city in which the Corporation at the time shall maintain a transfer agency with respect to such stock, in which case such redemption notice shall state the date of such deposit, shall specify the office of such bank or trust company as the place of payment of the redemption price, and shall call upon such holders to surrender the certificates representing such shares at such price on or after the date fixed in such redemption notice (which shall not be later than the redemption date) against payment of the redemption price. From and after the making of such deposit, the shares of $5.50 Dividend Cumulative Convertible Preferred
Stock so designated for redemption shall not be deemed to be outstanding for any purpose whatsoever, and the rights of the holders of
such shares shall be limited to the right to receive the redemption price of such shares, without interest, upon surrender of the certificates representing the same to the Corporation at said office of such bank or trust company, and the right of conversion (on or before the tenth day prior to the date fixed for redemption) herein provided. Any funds so deposited which shall not be required for such redemption because of the exercise of such right of conversion after the date of such deposit shall be returned to the Corporation forthwith. Any interest accrued on such funds shall be paid to the Corporation from time to time.

   (g) Any moneys so deposited which shall remain unclaimed by the holders of such $5.50 Dividend Cumulative
Convertible Preferred Stock at the end of six years after the redemption date, shall be returned by such bank or trust company to the Corporation after which the holders of the $5.50 Dividend Cumulative Convertible Preferred Stock
shall have no further interest in such moneys.

   (h) All shares of the $5.50 Dividend Cumulative Convertible Preferred Stock redeemed shall be cancelled and retired and no shares shall be issued in place thereof.

   (4) Voting Rights.

   (a) Except as otherwise herein or by law provided, (i) on each matter submitted to a vote of stockholders of the
Corporation (including mergers or consolidations unless such multiple voting is prohibited by statute in connection therewith), each holder of $5.50 Dividend Cumulative Convertible Preferred Stock shall, for each share held by him, be entitled to the number of votes equal to the number of shares (including fractions thereof) of Common Stock into which such share of $5.50 Dividend Cumulative Convertible Preferred Stock may be converted pursuant to Section
3F(5) below on the record date for determining stockholders entitled to vote, and (ii) the $5.50 Dividend Cumulative
Convertible Preferred Stock, the Common Stock of the Corporation, and any other capital stock of the Corporation at the time entitled thereto, shall vote together as one class, and notwithstanding that the holders of $5.50 Dividend
Cumulative Convertible Preferred Stock, voting as a class, may be entitled to elect two directors as hereinafter provided, they shall be entitled to participate with the Common Stock (or any other capital stock as aforesaid) in the election of any other directors.

   (b) In case at any time three or more full quarterly dividends (whether consecutive or not) on the $5.50 Dividend
Cumulative Convertible Preferred Stock shall be in arrears, then during the period (hereinafter in this Section 3F(4)
called the Class Voting Period) commencing with such time and ending with the time when all arrears in dividends on the $5.50 Dividend Cumulative Convertible Preferred Stock shall have been paid and the full dividend on the $5.50
Dividend Cumulative Convertible Preferred Stock for the then current quarterly dividend period shall have been declared and paid or set aside for payment, at any meeting the stockholders of the Corporation held for the election of directors during the Class Voting Period, the holders of $5.50 Dividend Cumulative Convertible Preferred Stock
represented in person or by proxy at said meeting shall be entitled, as a class, to the exclusion of the holders of all other classes of stock of the Corporation, to elect two directors of the Corporation, each share of $5.50 Dividend
Cumulative Convertible Preferred Stock entitling the holder thereof to one vote.

   (c) Any director who shall have been elected by holders of $5.50 Dividend Cumulative Convertible Preferred Stock
or by any director so elected as herein contemplated, may be removed at any time during a Class Voting Period, either for or without cause, by, and only by, the affirmative votes of the holders of record of a majority of the outstanding shares of $5.50 Dividend Cumulative Convertible Preferred Stock given at a special meeting of such stockholders called for the purpose, and any vacancy thereby created may be filled during such Class Voting Period by the holders of $5.50 Dividend Cumulative Preferred Stock present in person or represented by proxy at such a meeting. Any director to be elected by the Board of Directors of the Corporation to replace a director elected by holders of $5.50
Dividend Cumulative Convertible Preferred Stock or elected by a director as in this sentence provided shall be elected by the remaining director theretofore elected by the holders of $5.50 Dividend Cumulative Convertible Preferred
Stock. At the end of the Class Voting Period the holders of $5.50 Dividend Cumulative Convertible Preferred Stock
shall be automatically divested of all voting power vested in them under this Section 3F(4), but subject always to the subsequent vesting hereunder of voting power in the holders of $5.50 Dividend Cumulative Convertible Preferred
Stock in the event of any similar default or defaults thereafter.

   (d) A meeting for the removal of a director elected by the holders of the $5.50 Dividend Cumulative Convertible
Preferred Stock as a class and the filling of the vacancy created thereby shall be called by the Secretary of the
Corporation within ten (10) days after receipt of a request therefor, signed by the holders of not less than 25% of the then outstanding shares of $5.50 Dividend Cumulative Convertible Preferred Stock, and such meeting shall be held at the earliest practicable date thereafter. At such meeting, the presence in person or by proxy of the holders of a majority of the outstanding shares of $5.50 Dividend Cumulative Convertible Preferred Stock shall be required to constitute a quorum; in the absence of a quorum, a majority of the holders present in person or by proxy shall have power to adjourn the meeting from time to time without notice, other than announcement at the meeting, until a quorum shall be present.

   (5) Conversion Option.

   (a) Each share of the $5.50 Dividend Cumulative Convertible Preferred Stock may be converted, at the option of the holder thereof, at any time (but in case the same shall be called for redemption, only until the close of business on the tenth day prior to the date fixed for the redemption thereof) into nine shares of fully paid and non-assessable Common
Stock of the Corporation, the respective number of shares of Common Stock in any case being subject to adjustment, however, as hereinafter in Section 3F(6) provided. The period during which shares of $5.50 Dividend Cumulative
Convertible Preferred Stock may be so converted is hereinafter in this Section 3F called the conversion period. Upon any such conversion of shares of $5.50 Dividend Cumulative Convertible Preferred Stock no allowance or adjustment shall be made with respect to the dividends upon either class of stock.

   (b) Such option to convert shares of $5.50 Dividend Cumulative Convertible Preferred Stock into shares of Common
Stock may be exercised by, and only by, surrendering for such purpose to the Corporation, at the office of one of its
Transfer Agents for its Common Stock for the time being, located in the City of New York or in Wilmington,
Delaware, certificates representing the shares to be converted, duly endorsed or accompanied by proper instruments of transfer, if so required by the Corporation or any such Transfer Agent. At the time of such surrender, the person exercising such option to convert shall be deemed to be the holder of the shares of Common Stock issuable upon such conversion, notwithstanding that the stock transfer books of the Corporation may then be closed or that certificates representing such shares of Common Stock shall not then be actually delivered to such person.

   (c) The term  Common Stock,  as used in this Section 3F, shall mean Common Stock of the character authorized at the date of the initial issuance of the $5.50 Dividend Cumulative Convertible Preferred Stock or, in case of a reclassification or exchange of such Common Stock, shares of the stock into or for which such Common Stock shall be reclassified or exchanged and all provisions of this Section 3F shall be applied appropriately thereto and to any stock resulting from any subsequent reclassification or exchange thereof.

   (6) Conversion Adjustments. The number of shares of Common Stock into which the shares of $5.50 Dividend
Cumulative Convertible Preferred Stock may be converted shall be subject to adjustment from time to time in certain instances as follows:

   (a) If at any time during the conversion period the outstanding shares of Common Stock of the Corporation shall be subdivided or combined into a greater or smaller number of shares (by way of reclassification or split up of shares or in any other manner), then the number of shares of Common Stock into which each share of $5.50 Dividend
Cumulative Convertible Preferred Stock may be converted shall be increased or reduced in the same proportion.

   (b) If at any time during the conversion period there is declared on the Common Stock of the Corporation any dividend payable in Common Stock of the Corporation, then the number of shares of Common Stock into which each share of $5.50 Dividend Cumulative Convertible Preferred Stock may be converted shall be increased in the same proportion as the aggregate number of shares of Common Stock issued on account of such dividend (other than treasury shares) bears to the aggregate number of shares of Common Stock on which such dividend is paid.

   (c) If the Corporation shall issue or sell any shares of Common Stock (excluding certain shares hereinafter set forth in Section 3F(6)(d)) for a consideration per share less than the conversion price (determined by dividing One Hundred
Dollars ($100) by the number of shares of Common Stock deliverable upon conversion of each share of $5.50
Dividend Cumulative Convertible Preferred Stock, immediately before the time provided for such adjustment), said conversion price shall be adjusted to a price determined by dividing:

     (i) an amount equal to (A) the number of issued shares of Common Stock immediately prior to such issuance or sale multiplied by the then current conversion price plus (B) the consideration, if any, received by the
   Corporation upon such issuance or sale and plus (C) the net excess, if any, of the aggregate proceeds actually received from the sale or issuance of Common Stock (except as provided in Section 3F(6)(d)) over the then current conversion price less (D) the deficiency in the aggregate proceeds, received or deemed to be received, from the sale or issuance of Common Stock (except as provided in Section 3F(6)(d)) under the then current conversion price (excluding the consideration received under (B) above) all as determined since the last required change in the conversion price as a result of this formula, by

     (ii) the number of issued shares of Common Stock immediately after such issuance or sale.

   After such calculation, the number of shares of Common Stock deliverable upon conversion of each share of the
$5.50 Dividend Cumulative Convertible Preferred Stock shall be the quotient obtained by dividing One Hundred
Dollars ($100) by the conversion price so adjusted; provided, however, that notwithstanding the foregoing, no adjustment shall be made pursuant to this Section 3F(6)(c) which would result in a reduction of the number of shares of
Common Stock deliverable upon such conversion, except for an adjustment occurring after a prior increase as provided in Sections 3F(6)(c)(B)(iv) and (v).

For the purpose of this Section 3F(6)(c), the following provisions shall be applicable:

   (A) In case of the issuance or sale of Common Stock for cash, the consideration shall be deemed to be the cash proceeds received by the Corporation before deducting any discounts, commissions or other expenses incurred in connection therewith. In the case of issuance or sale of Common Stock (otherwise than upon conversion or exchange of securities by their terms convertible or exchangeable into Common Stock) for a consideration other than cash, the amount of such consideration shall be deemed to be the fair value thereof as determined by the Board of Directors, irrespective of the accounting treatment thereof.

   (B) If the Corporation issues options or rights to subscribe for shares of Common Stock or issues securities convertible into, exchangeable for, or carrying rights of purchase of, shares of Common Stock, and if the consideration per share of the Common Stock deliverable upon exercise of such options or rights or upon conversion or exchange of such securities (determined by dividing the total amount received or receivable by the Corporation as consideration for the granting of such options or rights or the issue or sale of such convertible or exchangeable securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the exercise, conversion or exchange thereof, by the total maximum number of shares of Common Stock issuable upon such exercise, conversion or exchange), is less than the conversion price in effect as to the $5.50 Dividend Cumulative
Convertible Preferred Stock immediately prior to such issuance:

     (i) In the case of options or rights, the shares of Common Stock deliverable upon their exercise shall be considered to have been issued at the time of issuance of such options or rights and the aggregate consideration shall be the minimum purchase price payable to the Corporation upon exercise of such options or rights plus any additional consideration received by it for such options or rights at the time of their issuance.

     (ii) In the case of convertible or exchangeable securities, the maximum number of shares of Common Stock initially deliverable upon their conversion or exchange shall be considered to have been issued at the time of issuance or sale of such securities and for a consideration equal to the consideration received by the Corporation for such securities, before deducting any discounts, commissions or other expenses in connection with the issuance and sale of such securities, plus the minimum additional consideration, if any, receivable by the
   Corporation upon the conversion or exchange thereof.
     (iii) No further adjustment of a conversion price shall be made upon the actual issue of such Common Stock upon the exercise of such rights or options or upon the conversion or exchange of such convertible or exchangeable securities.
     (iv) Upon the expiration of such options or rights, or the termination of such right to convert or exchange, the conversion price shall forthwith be readjusted to such conversion price as would have obtained had the adjustment made upon the issuance of such options, rights, or convertible or exchangeable securities been made upon the basis of the issuance or sale of only the number of shares of Common Stock actually issued upon the exercise of such options or rights or upon the conversion or exchange of such securities.
     (v) In the event that, prior to the expiration of such options or rights or the termination of such right to convert or exchange, the consideration payable on the issuance, sale or delivery of the shares of Common Stock shall increase, or the number of shares of Common Stock deliverable upon conversion of or in exchange for any such convertible or exchangeable security shall decrease, the conversion price shall forthwith be readjusted to such conversion price as would have obtained had the adjustment made upon the issuance of such options, rights or convertible or exchangeable securities been made (except with respect to options or rights exercised or securities converted or exchanged prior to such readjustment) upon the basis of such increased consideration payable or decreased number of shares deliverable.
     (vi) Options or rights issued or granted pro rata to stockholders without consideration and securities convertible into, exchangeable for, or carry rights of purchase of, shares of Common Stock, which securities are issuable by way of dividend or other distribution to stockholders, shall be deemed to have been issued or granted at the close of business on the date fixed for the determination of stockholders and shall be deemed to have been issued without consideration.
   (C) Any shares of Common Stock or other securities held in the treasury of the Corporation shall be deemed issued and the sale or other disposition thereof shall not be deemed an issuance or sale thereof.
   (d) The conversion price shall not be adjusted by reason of,

     (i) the issuance of shares upon the conversion of the $5.50 Dividend Cumulative Convertible Preferred Stock;

     (ii) the issuance of shares pursuant to options or stock purchase agreements granted to, or entered into with, officers and employees of the Corporation or of any subsidiary, provided that such shares shall not exceed
   150,000 shares of Common Stock, and provided further that such number of 150,000 shares shall be increased or decreased proportionately in the event of the subdivision or combination of the outstanding shares of Common
   Stock of the Corporation into a greater or smaller number of shares (by way of reclassification or split up of shares or in any other manner) or the declaration of stock dividends on the Common Stock of the Corporation;
   and

     (iii) the issuance or sale of shares of Common Stock or of other securities by their terms convertible or exchangeable into Common Stock for a consideration other than cash (except to the extent that cash may be included in all or substantially all of the assets of a business being acquired by the Corporation), provided that the number of shares of Common Stock issued or sold or the number of shares of Common Stock into which such other securities are convertible or exchangeable does not exceed in the aggregate
250,000 shares, and provided further that such
proportionately in the event of the subdivision or combination of the outstanding shares of Common Stock of the
Corporation into a greater or smaller number of shares (by way of reclassification or split up of shares or in any other manner) or the declaration of stock dividends on the Common Stock of the Corporation.

   (e) No adjustment in the conversion prices resulting from the application of the foregoing provisions is to be given effect unless, by making such adjustment, the conversion price in effect immediately prior to such adjustment would be changed by fifty cents or more, and such adjustment shall be made only in amounts of fifty cents or a multiple thereof, but any adjustment which would change the conversion price by less than fifty cents or a multiple thereof is to be carried forward and given effect in making future adjustments. All calculations under this Section 3F(6) shall be made to the nearest cent or to the nearest one-hundredth (1/100th) of a share, as the case may be.

  (7) Miscellaneous Conversion Provisions.

   (a) Whenever the number of shares of Common Stock deliverable upon the conversion of the shares of $5.50
Dividend Cumulative Convertible Preferred Stock shall be adjusted pursuant to the provisions hereof, the Corporation shall forthwith file at its principal office and with the transfer agent or agents for the $5.50 Dividend Cumulative
Convertible Preferred Stock and for such Common Stock a statement, signed by the President or one of the Vice-
Presidents of the Corporation and by its Treasurer or one of its Assistant Treasurers stating the adjusted number of shares of Common Stock deliverable per share of $5.50 Dividend Cumulative Convertible Preferred Stock and setting forth in reasonable detail the method of calculation and the facts requiring such adjustment and upon which such calculation is based. Each adjustment shall remain in effect until a subsequent adjustment hereunder is required.

   (b) The Corporation shall at all times reserve and keep available out of its authorized but unissued Common Stock, the full number of shares of Common Stock deliverable upon the conversion of all outstanding shares of $5.50
Dividend Cumulative Convertible Preferred Stock and all other outstanding shares and other securities which are convertible into Common Stock, and upon exercise of any outstanding rights or options to purchase Common Stock.

   (c) In connection with the conversion of shares of $5.50 Dividend Cumulative Convertible Preferred Stock into
Common Stock, no fractions of shares of $5.50 Dividend Cumulative Convertible Preferred Stock nor of Common
Stock shall be issued; and, in lieu thereof, non-dividend bearing non-voting scrip (exchangeable when combined for full shares) may be issued, or the Board of Directors may make such provisions for the stockholders in lieu of the issue of scrip as it may determine, including payment in cash or sale of stock to the extent of any fractions of shares and distribution of the net proceeds or otherwise. The Board of Directors may determine and fix the form of such scrip, whether bearer or otherwise, the denomination thereof, the expiration dates thereof, any provisions permitting sale of the full shares of which such scrip is exchangeable for the account of the holder of such scrip (or in lieu of sale of such full shares, provisions for the determination of the value thereof, based upon quotations therefor on the New
York Stock Exchange on any specified date or dates or based upon any other method or methods of determination of value, and for payment of the value so determined to the holders of such scrip), and any other terms or provisions of such scrip as it may deem advisable.
   (8) Retirement. Shares of $5.50 Dividend Cumulative Convertible Preferred Stock converted shall not be reissued.
   (9) Ranking. All shares of $5.50 Dividend Cumulative Convertible Preferred Stock shall be of equal rank in respect of the preference as to dividends and to preferential payments upon the liquidation, distribution or sale of assets, dissolution or winding up of the Corporation with all shares of the Preferred Stock without nominal or par value, the
Preferred Stock with par value, the 5% Cumulative Preferred Stock, the $4.50 Dividend Cumulative Preferred Stock
and the $4.30 Dividend Cumulative Preferred Stock.
   (10) Amendment. While any of the $5.50 Dividend Cumulative
Convertible Preferred Stock is outstanding the
Corporation shall not alter or change the preferences, special rights or powers of the $5.50 Dividend Cumulative
Convertible Preferred Stock so as to adversely affect the $5.50 Dividend Cumulative Convertible Preferred Stock
without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2_3rds) of the aggregate number of shares of $5.50 Dividend Cumulative Convertible Preferred Stock then outstanding; provided, however, that the authorization, increase in the authorized amount of, or issue of any class or series of stock ranking on a parity with the $5.50 Dividend Cumulative Convertible Preferred Stock as to the payment of dividends and the preferential distribution of assets shall not be deemed to be such an alteration or change.
ge.
   (11) Consolidation or Merger. If at the time any of the $5.50 Dividend Cumulative Convertible Preferred Stock is
outstanding, the Corporation will not, without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2/3rds) of the aggregate number of shares of $5.50 Dividend
Cumulative Convertible Preferred Stock then outstanding, at any time during the conversion period, consolidate or merge with or into another corporation (whether or not the Corporation is the surviving corporation), or sell all or substantially all of its assets to another corporation, unless in connection therewith lawful and adequate provision is made whereby the holders of $5.50 Dividend Cumulative Convertible Preferred Stock shall receive the right to convert during the conversion period into the kind and amount of shares of stock and other securities to be received by holders of the number of shares of Common Stock of the Corporation into which the $5.50 Dividend Cumulative Convertible
Preferred Stock might have been converted immediately prior to such consolidation, merger or sale, which right shall be subject to adjustment, as nearly equivalent as may be practicable to the adjustments provided for in this Section 3F.
   G. No preferential dividend shall be paid upon or declared or set apart for any share of Preferred Stock of any class or series thereof of the Corporation for any quarterly or semi-annual dividend period, as the case may be, unless at the same time a preferential dividend shall be paid upon or declared and set apart for all shares of such Preferred Stock of any class or series thereof then issued and outstanding upon which a dividend is then due and payable, and if the amount of any preferential dividend declared upon such Preferred Stock shall be less than the full preferential dividend then due and payable upon all such Preferred Stock of all classes and series thereof then issued and outstanding, the preferential dividend paid upon the several classes or series thereof of such Preferred Stock then issued and outstanding shall be proportionate to the amount so due and payable with respect to such several classes and series thereof.

COMMON STOCK

   H.  (1) Dividends. After the requirements with respect to preferential dividends upon the Preferred Stock of all classes and series thereof shall have been met and after the Corporation shall have complied with all requirements, if any, with respect to the setting aside of sums as a sinking fund or redemption or purchase account for the benefit of any class or series thereof of Preferred Stock, then and not otherwise, the holders of Common Stock shall be entitled to receive such dividends as may be declared from time to time by the Board of Directors.

   (2) Liquidation, Dissolution or Winding Up. After distribution in full of the preferential amounts to be distributed to the holders of all classes and series thereof of Preferred Stock then outstanding in the event of the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall be entitled to receive all the remaining assets of the Corporation available for distribution to its stockholders ratably in proportion to the number of shares of Common Stock held by them respectively, subject to the rights of holders of
$5.50 Dividend Cumulative Convertible Preferred Stock to share in such distribution to the extent specified in Section
3F(2).

   (3) Voting Rights. Each holder of Common Stock shall have one vote in respect of each share of such stock held by him.
   I. A liquidation, dissolution or winding up of the Corporation, as such terms are used in this Article IV, shall not be deemed to be occasioned by or to include (a) any consolidation or merger of the Corporation with or into any other corporation or corporations, or (b) any sale, lease, exchange or other transfer of any or all of the assets of the
Corporation to another corporation or corporations pursuant to a plan which shall provide for the receipt by the
Corporation or its stockholders, as all or the major portion of the consideration for such sale, lease, exchange or transfer, of securities of such other corporation or corporations of any company or companies subsidiary to, controlled by, or affiliated with such other corporation or corporations.

   J. The amount of the authorized stock of the Corporation of any class or classes may be increased or decreased, in the manner provided by law, by an affirmative vote of holders of the stock of the Corporation having a majority of the voting power.

   The Board of Directors of the Corporation may authorize the issuance from time to time, without any vote or other action by stockholders, of all or any shares of stock of the Corporation of any class now or hereafter authorized, part paid receipts or allotment certificates in respect of any such shares, and any securities convertible into or exchangeable for any such shares (whether such shares, receipts, certificates or securities be unissued or issued and thereafter acquired by the Corporation), in each case to such corporations, associations, partnerships, firms, individuals or others, for such consideration and on such terms as the Board of Directors from time to time in its discretion lawfully may determine. In the discretion of the Board of Directors any such shares, receipts, certificates, securities, warrants or other instruments may be offered from time to time to the holders of any class or classes of stock of the
Corporation to the exclusion of the holders of any or all other classes of stock at the time outstanding.

   K. No holder of any stock of the Corporation of any class now or hereafter authorized shall have any right as such holder (other than such right, if any, as the Board of Directors in its discretion may determine) to purchase, subscribe for or otherwise acquire any share of stock of the Corporation of any class now or hereafter authorized, or any part paid receipts, or allotment certificates in respect of any such shares, or any securities convertible into or exchangeable for any such shares, or any warrants or other instruments evidencing rights or options to subscribe for, purchase or otherwise acquire any such shares, whether such shares, receipts, certificates, securities, warrants or other instruments be unissued or issued and thereafter acquired by the Corporation.

   L.Except for any action which may be taken solely upon the vote or consent in writing of holders of Preferred Stock or any series thereof, no action required to be taken or which may be taken at any annual or special meeting of stockholders of the Corporation may be taken by consent in writing without a meeting of stockholders.

   M. Pursuant to the authority contained in this Article IV, the Board of Directors adopted resolutions authorizing the creation and issuance of a series of Series A Participating Preferred Stock, which such resolutions were set forth in a
Certificate of Designations, Preferences and Rights filed with the Secretary of State on November 20, 1987 and amended on April 12, 1991 and November 29, 1993. A copy of such resolutions is attached to this Certificate of
Incorporation as Exhibit A and is incorporated herein by reference.

                                 ARTICLE V

   Section 1. Elections of directors need not be by ballot unless the By-laws of the Corporation shall so provide.

   Section 2. Advance notice of nominations for the election of directors shall be given in the manner and to the extent provided in the By-laws of the Corporation.
   Section 3. At any meeting of the stockholders, duly called as provided in the By-laws, any director or directors may, by the affirmative vote of holders of outstanding shares of stock of the Corporation entitled to vote thereon having 80%
or more of the voting power, be removed from office either with or without cause and his successor or their successors may be elected at such meeting or a majority of the remaining directors may, to the extent vacancies are not filled by such election, fill any vacancy or vacancies created by such removal; provided, however, that any director who shall have been elected by a class vote of the holders of any class of stock pursuant to Article IV hereof may be removed, and any such vacancy created thereby shall be filled, only in the manner specified in such Article IV.

   Section 4. In furtherance and not in limitation of the power conferred upon the Board of Directors by law, the Board of Directors shall have power to make, adopt, alter, amend and repeal from time to time By-laws of the Corporation by the affirmative vote of at least a majority of the whole Board of Directors subject to the right of stockholders entitled to vote with respect thereto to make, alter and repeal By-laws by the affirmative vote of holders of outstanding shares of stock of the Corporation entitled to vote thereon having 80% or more of the voting power.

                                ARTICLE VI

   Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the
State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the Corporation under the provisions of Section
291 of the General Corporation Law of the State of Delaware or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of Section 279 of the General Corporation
Law of the State of Delaware order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the
Corporation, as the case may be, and also on the Corporation.

                                ARTICLE VII

   The Corporation shall be deemed, for all purposes, to have reserved the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation in the manner now or hereafter prescribed by statute and all rights hereunder conferred upon stockholders are granted subject to such reservations; provided, however, that so long as any share of the $4.50 Dividend Cumulative Preferred Stock or any share of the $4.30 Dividend Cumulative
Preferred Stock or any share of the $5.50 Dividend Cumulative Convertible Preferred Stock is outstanding, this
Certificate of Incorporation shall not be amended, and the Board of Directors shall not have authority under Section 3A of Article IV hereof, (a) to create any class or series of stock of the Corporation which shall, or (b) to reclassify any authorized class or series of stock of the Corporation to, rank prior to the $4.50 Dividend Cumulative Preferred Stock or the $4.30 Dividend Cumulative Preferred Stock or the $5.50 Dividend Cumulative Convertible Preferred Stock in
respect of the preference as to dividends and to payments upon liquidation, distribution or sale of assets, dissolution or winding up of the Corporation without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2/3rds) of the aggregate number of shares of $4.50 Dividend Cumulative
Preferred Stock, $4.30 Dividend Cumulative Preferred Stock and $5.50 Dividend Cumulative Convertible Preferred
Stock, respectively, then outstanding, each voting separately as a class; and further provided that the provisions of this
Article VII are subject to any requirement under the provisions of Article IV hereof of a consent of the holders of such shares or any thereof under any other circumstances.

                               ARTICLE VIII

   Section 1. Any business combination (as hereinafter defined) shall require only such affirmative vote as is required by law and any other provision of this Certificate of Incorporation if all of the following conditions have been satisfied:

     (i) The aggregate amount of the cash and the fair market value of consideration other than cash to be received per share by holders of Common Stock in any business combination shall be in the same form and of the same kind as the consideration paid by the Interested Stockholder (as hereinafter defined) in acquiring its initial shares representing 20% of the voting power and shall be at least equal to the highest per share price (including brokerage commissions, transfer taxes and soliciting dealers  fees) paid by such Interested Stockholder in acquiring any of this Corporation s Common Stock;

     (ii) After becoming an Interested Stockholder and prior to the consummation of any business combination, (A)
   such Interested Stockholder shall not have acquired any newly issued shares of capital stock, directly or indirectly, from this Corporation (except upon conversion of convertible securities acquired by it prior to becoming an Interested Stockholder or upon compliance with the provisions of this Article VIII or as a result of a pro rata stock dividend or stock split) and (B) such Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by this Corporation, or made any major changes in this
   Corporation s business or equity capital structure; and

     (iii) A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, whether or not this Corporation is then subject to such requirements, shall be mailed to the stockholders of this Corporation for the purpose of soliciting stockholder approval of any business combination and shall contain at the front thereof in a prominent place any recommendations as to the advisability (or inadvisability) of the business combination which the continuing directors (as hereinafter defined) may choose to state.

   Section 2. If the provisions of Section 1 of this Article VIII have not been satisfied, any business combination shall require the affirmative vote of holders of outstanding Voting Shares (as hereinafter defined) of the Corporation entitled to vote thereon having 80% or more of the voting power, considered for the purpose of this Article VIII as one class.
Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that some lesser percentage may be specified by law or in any agreement with any national securities exchange or otherwise.

   Section 3. The provisions of Sections 1 and 2 of this Article VIII shall not be applicable to any particular business combination, and such business combination shall require only such affirmative vote, if any, as is required by law and any other provision of this Certificate of Incorporation, if such business combination (a) has been approved prior to its consummation by two-thirds of the continuing directors, or (b) constitutes a merger or consolidation of the Corporation with, or any sale or lease to the Corporation or any Subsidiary (as hereinafter defined) thereof of any assets of, or any sale or lease by the Corporation or any Subsidiary thereof of any of its assets to, any corporation of which a majority of the outstanding shares of all classes of stock entitled to vote in elections of directors is owned of record or beneficially by the Corporation and its Subsidiaries, provided that this clause (b) shall not apply to any transaction to which any Affiliate (as hereinafter defined) of an Interested Stockholder is a party.

   Section 4. For the purposes of this Article VIII:

   (a) The term  business combination  as used in this Article VIII shall mean any transaction which is referred to in any one or more of clauses (i) through (v) of paragraph (a) of this Section 4:
    (i) any merger or consolidation of the Corporation or any Subsidiary with or into (A) any Interested Stockholder or (B) any other corporation (whether or not itself an Interested Stockholder) which, immediately before is, or after such merger or consolidation, would be an Affiliate of an Interested Stockholder, or

    (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of related transactions) to or with any Interested Stockholder or any Affiliate of any Interested Stockholder of any assets of the Corporation or any Subsidiary when such assets have an aggregate fair market value of $25,000,000 or more, or

    (iii) the issuance or transfer to any Interested Stockholder or any Affiliate of any Interested Stockholder by the
Corporation or any Subsidiary (in one transaction or a series of transactions) of any equity securities of the Corporation or any Subsidiary where such equity securities have an aggregate fair market value of $10,000,000 or more, or

    (iv) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation, or

    (v) any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any similar transaction (whether or not with or into or otherwise involving an Interested Stockholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is directly or indirectly owned by any Interested Stockholder or any Affiliate of any Interested
Stockholder.

   (b) A  person  shall mean any individual, firm, corporation or other entity.

   (c)  Interested Stockholder  shall mean, in respect of any business combination, any person (other than the
Corporation or any Subsidiary) who or which, as of the record date for the determination of stockholders entitled to notice of and to vote on such business combination, or immediately prior to the consummation of any such transaction:

     (i) is the beneficial owner (as hereinafter provided), directly or indirectly, of more than 20% of the Voting
   Shares of the Corporation or a Subsidiary, or

     (ii) is an assignee of or has otherwise succeeded to any share of capital stock of the Corporation or a Subsidiary which was at any time within two years prior thereto beneficially owned by any Interested Stockholder, and such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

   (d) A person shall be the  beneficial owner  of any Voting Shares:

     (i) which such person or any of its Affiliates and Associates (as hereinafter defined) beneficially own, directly or indirectly, or

     (ii) which such person or any of its Affiliates or Associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or
   (B) the right to vote pursuant to any agreement, arrangement or understanding or

     (iii) which are beneficially owned, directly or indirectly, by any other person with which such first mentioned person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of capital stock of the Corporation or a Subsidiary, as the case may be.

   (e)  Voting Shares  when used with respect to the Corporation or a Subsidiary shall mean shares of such corporation having general voting power. The outstanding Voting Shares shall include shares deemed owned by a beneficial owner through application of Section 4(d) of this Article VIII above but shall not include any other Voting
Shares which may be issuable to any other person pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise.

   (f)  Affiliate  or  Associate  shall have the respective meanings given those terms in Rule 12b-2 of the General
Rules and Regulations under the Securities Exchange Act of 1934, as in effect on December 31, 1982.

   (g)  Subsidiary  shall mean any corporation of which a majority of any class of equity security (as defined in Rule
3a11-1 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on December 31,
1982) is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of
Interested Stockholder set forth in Section 4(c) of this Article VIII, the term  Subsidiary  shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

   (h)  Continuing director  shall mean a person who was a member of the Board of Directors of the Corporation elected by the stockholders prior to the date as of which the Interested Stockholder acquired in excess of 20% of the
Voting Shares of the Corporation or a Subsidiary.

   Section 5. A majority of the continuing directors shall have the power and duty to determine for the purposes of this
Article VIII on the basis of information known to them, (a) the number of Voting Shares beneficially owned by any person, (b) whether a person is an Affiliate or Associate of another, (c) whether a person has an agreement, arrangement or understanding with another as to the matters referred to in Section 4(d) of this Article VIII, (d) whether the assets of the Corporation or any Subsidiary have an aggregate fair market value of $25,000,000 or more, or (e)
whether the consideration received for the issuance or transfer of securities by the Corporation or any Subsidiary has an aggregate fair market value of $10,000,000 or more.

   Section 6. Nothing contained in this Article VIII shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

ARTICLE IX

   Notwithstanding any other provision of this Certificate of Incorporation or the By-laws of the Corporation (and in addition to any other vote that may be required by law, this Certificate of Incorporation or the By-laws), the affirmative vote of holders of outstanding shares of stock of the Corporation entitled to vote thereon having 80% or more of the voting power (considered for this purpose as one class) shall be required to amend, alter or repeal any provision of Article IV Section 3L, Article V Section 2, Article V Section 3, Article V Section 4, Article VIII, or this
Article IX of the Certificate of Incorporation or to amend, alter or repeal any By-law or By-laws of the Corporation.

                                 ARTICLE X

   Section 1. A Director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director, except to the extent such exemption from liability or limitation thereof is not permitted under the General Corporation Law of the State of Delaware as the same exists or as may hereafter be amended.

   Section 2. If the General Corporation Law of the State of Delaware is amended hereafter to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent authorized by the General Corporation Law of the State of Delaware, as so
amended.

   Section 3. Any repeal or modification of this Article shall not adversely affect any right or protection of a Director of the Corporation existing hereunder with respect to any act or omission occurring prior to or at the time of such repeal or modification.


IN WITNESS WHEREOF, the Corporation has caused this Restated Certificate of Incorporation to be signed by Finn
M. W. Caspersen, its Chairman of the Board of Directors, and attested by Eileen F. Caulfield, its Corporate
Secretary, whereby said Finn M. W. Caspersen affirms, under the penalties of perjury, that this Restated Certificate of
Incorporation is the act and deed of the Corporation and that the facts stated herein are true, this 1st day of June,
1994.
                               BENEFICIAL CORPORATION

                             /s/ Finn M.W. Casperson
                             Chairman of the Board
                               of Directors
                                                       Attest:
/s/ Eileen F. Caulfield
  Corporate Secretary

[Corporate Seal]
                                                                  Exhibit A
Certificate of Designations, Preferences and Rights of Series A Participating Preferred Stock of Beneficial
                                Corporation
Pursuant to Section 151 of the General Corporation Law of the State of Delaware

   I, Finn M.W. Caspersen, Chairman of the Board and Chief Executive Officer of Beneficial Corporation, a
corporation organized and existing under the General Corporation Law of the State of Delaware, in accordance with the provisions of Section 151 thereof DO HEREBY CERTIFY:

   That pursuant to the authority conferred upon the Board of Directors by the Restated Certificate of Incorporation of
said Corporation, the said Board of Directors, by resolutions adopted on November 11, 1987, April 1, 1991 and
November 18, 1993, designated 570,000 shares of the Preferred Stock with par value as Series A Participating
Preferred Stock.

   RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of its Restated Certificate of Incorporation, a series of Preferred Stock with par value of the Corporation be and it hereby is created, and that the designation and amount thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

    Section 1. Designation and Amount.  The shares of such series shall be designated as  Series A Participating
Preferred Stock  (the  Series A Preferred Stock ) and the number of shares constituting such series shall be 570,000.

   Section 2. Dividends and Distributions.

   (A) Subject to the provisions for adjustment hereinafter set forth, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose,

     (i) cash dividends in an amount per share (rounded to the nearest cent) equal to 100 times the aggregate per share amount of all cash dividends declared or paid on the Common Stock, par value $1.00 per share, of the
   Corporation (the  Common Stock ) and

     (ii) a preferential cash dividend ( Preferential Dividends ), if any, on the last day of March, June, September and December in each year (each such date being referred to herein as a  Quarterly Dividend Payment Date ), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount equal to $25.00 per share of Series A Preferred Stock less the per share amount of all cash dividends declared on the Series A Preferred Stock pursuant to clause (i) of this sentence since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly
   Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock.

   (B) In the event the Corporation shall, at any time after the issuance of any share or fraction of a share of Series A
Preferred Stock, make any distribution on the shares of Common Stock of the Corporation, whether by way of a dividend or a reclassification of stock, a recapitalization, reorganization or partial liquidation of the Corporation or otherwise, which is payable in cash or any debt security, debt instrument, real or personal property or any other property (other than cash dividends referred to in Section 2(A) and other than a distribution of shares of Common
Stock or other capital stock of the Corporation and other than a distribution of rights or warrants to acquire any such share (including any debt security convertible into or exchangeable for all such shares) at a price less than the Current
Market Price (as defined in Section 7(D) (of such share), then
and in each such event the Corporation shall simultaneously pay on e
Stock of the Corporation a distribution, in like kind, of 100 times (subject to the provisions for adjustment hereinafter set forth) such distribution paid on a share of Common Stock. The dividends and distributions on the Series A
Preferred Stock to which holders thereof are entitled pursuant to clause (i) of Section 2(A) and pursuant to the first sentence of this Section 2(B) are hereinafter referred to as  Participating Dividends  and the multiple of such cash and non-cash dividends on the Common Stock applicable to the determination of the Participating Dividends, which shall be
100 initially but shall be adjusted from time to time as hereinafter provided, is hereinafter referred to  as the  Dividend
Multiple . In the event the Corporation shall at any time after November 23, 1987 (the  Dividend Date ) declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or a combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Dividend Multiple thereafter applicable to the determination of the amount of Participating Dividends which holders of shares of Series A Preferred
Stock shall be entitled to receive shall be the Dividend Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

   (C) When, as and if the Corporation shall declare a dividend or distribution on the Common Stock in respect of which a Participating Dividend is required to be paid, the Corporation shall at the same time declare a  Participating
Dividend on the Series A Preferred Stock. No cash or non-cash dividend on the Common Stock in respect of which a
Participating Dividend is required to be paid shall be paid or set aside for payment on the Common Stock unless a
Participating Dividend in respect of such dividend or distribution on the Common Stock shall be simultaneously paid, or set aside for payment, on the Series A Preferred Stock. In the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a Preferential Dividend on the Series A Preferred Stock shall nevertheless be payable, when, as and if declared by the Board of Directors, on such subsequent Quarterly Dividend
Payment Date.

   (D) Preferential Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred
Stock. Accrued but unpaid Preferential Dividends shall not bear interest. Preferential Dividends paid on the shares of
Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The
Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 60 days prior to the relevant Quarterly Dividend Payment Date.

   (E) If on any Quarterly Dividend Payment Date the Corporation s Restated Certificate of Incorporation or
applicable law shall limit the amount of Preferential Dividends which may be paid on the Series A Preferred Stock to an amount less than that provided above, such Preferential Dividends will be paid in the maximum permissible amount and the shortfall from the amount provided above shall be a cumulative dividend requirement and be carried forward to subsequent Quarterly Dividend Payment Dates.

   Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

   (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation. The number of votes which a holder of Series A Preferred Stock is entitled to cast, as the same may be adjusted from time to time as hereinafter provided, is hereinafter referred to as the  Vote Multiple . In the event the Corporation shall at any time after the Dividend Date declare or pay any dividend or make any distribution on Common Stock payable in shares of
Common Stock, or effect a subdivision or split or combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Vote
Multiple thereafter applicable to the determination of the number of votes per share to which holders of shares of
Series A Preferred Stock shall be entitled immediately after such event shall be adjusted by multiplying the Vote
Multiple immediately prior to such event by a fraction the numerator of which is the number of shares of Common
Stock outstanding immediately after such event and the denominator of which is the number of shares of Common
Stock that were outstanding immediately prior to such event.

   (B) Except as otherwise provided in this Certificate of Designations or by law, the holders of shares of Series A
Preferred Stock, the holders of shares of Common Stock and the holders of any other capital stock of the Corporation at the time entitled thereto shall vote together as one class on all matters submitted to a vote of stockholders of the
Corporation, and, notwithstanding that the holders of Series A Preferred Stock, voting as a class, may be entitled to elect two directors as hereinafter provided, they shall be entitled to participate with the Common Stock (or any other capital stock as aforesaid), in the election of any other directors.

   (C) In case at any time six or more full quarterly Preferential Dividends (whether consecutive or not) on the Series
A Preferred Stock shall be in arrears (otherwise than by reason of limitations on the payment thereof contained in the
Corporation s Restated Certificate of Incorporation as in effect on the Dividend Date), then during the period
(hereinafter in this Section 3(C) called the  Voting Period ) commencing with such time and ending with the time when all arrears in dividends on the Series A Preferred Stock shall have been paid and the full dividend on the Series
A Preferred Stock for the then current Quarterly Dividend Period shall have been declared and paid or set aside for payment, at any meeting of the stockholders of the Corporation held for the election of directors during the Voting
Period, the holders of Series A Preferred Stock present in person or represented by proxy at said meeting, shall be entitled, together with the holders of all other series of the class of stock of the Corporation designated  Preferred
Stock with par value  then outstanding as to which the right to vote with the holders of Series A Preferred Stock for the election of directors in the event of dividend arrearages shall have been granted (the Series A Preferred Stock together with all such other series of  Preferred Stock with par value  then outstanding being collectively referred to herein as  Par Value Preferred Stock ), voting as a class to the exclusion of the holders of all other classes of stock of the Corporation, to elect two directors of the Corporation, each share of Par Value Preferred Stock entitling the holder to one vote.

   (D) Any director who shall have been elected by holders of Par Value Preferred Stock or by any director so elected as herein contemplated may, at any time during a Voting Period, be removed for cause by, and without cause only by, the affirmative votes of the holders of record of a majority of the outstanding shares of Par Value Preferred Stock, voting as a class, given at a special meeting of such stockholders called for the purpose, and any vacancy thereby or otherwise created may be filled during such Voting Period by the holders of Par Value Preferred Stock present in person or represented by proxy at such meeting. Any director to be elected by the Board of Directors of the
Corporation to replace a director elected by holders of Par Value Preferred Stock or elected by a director as in this sentence provided shall be elected by the remaining director theretofore elected by the holders of Par Value Preferred
Stock. At the end of the Voting Period the holders of the Par Value Preferred Stock shall be automatically divested of all voting power vested in them under Section 3(C) but subject always to the subsequent vesting hereunder of voting power in the holders of Par Value Preferred Stock in the event of any similar default or defaults thereafter.

   (E) Except as set forth in this Certificate of Designations or as required by law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock or holders of any other class of capital stock as set forth herein) for taking any corporate action.

   Section 4. Certain Restrictions.

   (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears (otherwise than by reason of limitations on the payment thereof contained in the
Corporation s Restated Certificate of Incorporation as in effect on the Dividend Date), thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not

     (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

     (ii) except as permitted by subparagraph (iii) of this Section 4(A) and except for the redemption of the
   Corporation s 9.25% Series Preferred Stock, redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the
   Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

     (iii) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of all such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

   (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section
4, purchase or otherwise acquire shares at such time and in such manner.

   (C) The Corporation shall not issue any shares of Series A Preferred Stock except upon exercise of Rights issued pursuant to that certain Rights Agreement dated as of November 11, 1987 between the Corporation and Morgan
Shareholder Services Trust Company, a copy of which is on file with the Secretary of the Corporation at its principal executive office and shall be made available to stockholders of record without charge upon written request therefor addressed to said Secretary. Notwithstanding the foregoing sentence, nothing contained in this Certificate of
Designations shall prohibit or restrict the Corporation from issuing for any purpose any series of preferred stock with rights and privileges similar to or different from those of the Series A Preferred Stock.

   Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the
Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares upon their retirement shall resume the status of authorized but unissued shares of  Preferred Stock with par value,  without designation as to series, and may be reissued as part of a new series of  Preferred Stock with par value  to be created by resolution or resolutions of the Board of Directors.

   Section 6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the
Corporation, no distribution shall be made

     (i) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred
   Stock shall have received, subject to adjustment as hereinafter provided,

       (A) $1,000.00 per share, plus an amount equal to accrued and unpaid dividends thereon, whether or not declared, to the date of such payment, or

       (B) if greater, an amount equal to 100 times the aggregate amount to be distributed per share to holders of
   Common Stock, or

     (ii) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding
   up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up, disregarding for this purpose the amounts referred to in clause (i) (B)
   of this Section 6.

The amount to which holders of Series A Preferred Stock may be entitled upon liquidation, dissolution or winding up of the Corporation pursuant to clause (i) (B) of the foregoing sentence is hereinafter referred to as the  Participating
Liquidation Amount  and the multiple of the amount to be distributed to holders of shares of Common Stock upon the liquidation, dissolution or winding up of the Corporation applicable pursuant to said clause to the determination of the
Participating Liquidation Amount, as said multiple may be adjusted from time to time as hereinafter provided, is hereinafter referred to as the  Liquidation Multiple . In the event the Corporation shall at any time after the Dividend
Date declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Liquidation Multiple thereafter applicable to the determination of the Participating Liquidation Amount to which holders of shares of Series A
Preferred Stock shall be entitled immediately after such event shall be the Liquidation Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

   Section 7. Certain Reclassifications and Other Events.

   (A) In the event that all holders of shares of Common Stock of the Corporation receive after the Dividend Date in respect of their shares of Common Stock any share of capital stock of the Corporation (other than any share of
Common Stock of the Corporation), whether by way of reclassification, recapitalization, reorganization, dividend or other distribution or otherwise ( Transaction ), then and in each such event the dividend rights, voting rights and rights upon the liquidation, dissolution or winding up of the Corporation of the shares of Series A Preferred Stock shall be adjusted so that after such event the holders of Series A Preferred Stock shall be entitled, in respect of each share of
Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such adjustment, to

     (i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such Transaction multiplied by the additional dividends which the holder of a share of Common Stock shall be entitled to receive by virtue of the receipt in the Transaction of such capital stock,

     (ii) such additional voting rights as equal the Vote Multiple in effect immediately prior to such Transaction multiplied by the additional voting rights which the holder of a share of Common Stock shall be entitled to receive by virtue of the receipt in the Transaction of such capital stock, and

     (iii) such additional distributions upon liquidation, dissolution or winding up of the Corporation as equal the
   Liquidation Multiple in effect immediately prior to such Transaction multiplied by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Corporation by virtue of the receipt in the Transaction of such capital stock.

as the case may be, all as provided by the terms of such capital stock.

B) In the event that all holders of shares of Common Stock of the Corporation receive after the Dividend date in
respect of their shares of Common Stock any right or warrant to purchase Common Stock (including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for Common Stock) at a purchase price per share less than the Current Market Price (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then and in each such event the dividend rights, voting rights and rights upon the liquidation, dissolution or winding up of the Corporation of the shares of Series A Preferred Stock shall each be adjusted so that after such event the Dividend Multiple, the Vote Multiple and the Liquidation Multiple shall each be the product of the Dividend Multiple, the Vote Multiple and the Liquidation Multiple, as the case may be, in effect immediately prior to such event multiplied by a fraction the numerator of which shall be the number of shares of
Common Stock outstanding immediately before such issuance of rights or warrants plus the maximum number of shares of Common Stock which could be acquired upon exercise in full of all such rights or warrants and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock which could be purchased, at the Current Market Price of the Common Stock at the time of such issuance, by the maximum aggregate consideration payable upon exercise in full of all such rights or warrants.

   (C) In the event that all holders of shares of Common Stock of the Corporation receive after the Dividend Date in respect of their shares of Common Stock any right or warrant to purchase capital stock of the Corporation (other than shares of Common Stock), including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for capital stock of the Corporation (other than Common Stock), at a purchase price per share less than the Current Market Price of such shares of capital stock on the date of issuance of such rights or warrant, then and in each such event the dividend rights, voting rights and rights upon liquidation, dissolution or winding up of the
Corporation of the shares of Series A Preferred Stock shall each be adjusted so that after such event each holder of a share of Series A Preferred Stock shall be entitled, in respect of each share of Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such event, to receive

     (i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such event multiplied, first, by the additional dividends to which the holder of a share of Common Stock shall be entitled upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction (as hereinafter defined), and

     (ii) such additional voting rights as equal the Vote Multiple in effect immediately prior to such event multiplied, first, by the additional voting rights to which the holder of a share of Common Stock shall be entitled upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction, and

     (iii) such additional distributions upon liquidation, dissolution or winding up of the Company as equal the
   Liquidation Multiple in effect immediately prior to such event multiplied, first, by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Corporation upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction.

For purposes of this paragraph, the  Discount Fraction  shall be a fraction the numerator of which shall be the difference between the Current Market Price (as hereinafter defined) of a share of the capital stock subject to a right or warrant distributed to all holders of shares of Common Stock of the Corporation as contemplated by this paragraph immediately prior to the distribution thereof and the purchase price per share for such share of capital stock pursuant to such right or warrant and the denominator of which shall be the Current Market Price of a share of such capital stock immediately prior to the distribution of such right or warrant.

   D) For purposes of this Section 7, the  Current Market Price  of a share of capital stock of the Corporation
(including a share of Common Stock) on any date shall be deemed to be the average of the daily closing prices per share thereof over the 30 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date; provided, however, that, in the event that such Current Market Price of any such share of capital stock is determined during a period which includes any date that is within 30 Trading Days after the ex-dividend date of (i) a dividend or distribution on stock payable in shares of such stock or securities convertible into shares of such stock, or
(ii) any subdivision, split, combination, consolidation, reverse stock split or reclassification of such stock, then, and in each such case, the Current Market Price shall be appropriately adjusted by the Board of Directors of the Corporation to reflect the Current Market Price of such stock to take into account ex-dividend trading. The closing price of any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the shares are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares are listed or admitted to trading or, if the shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ( NASDAQ ) or such other system then in use, or if on any such date the shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the shares selected by the
Board of Directors of the Corporation. The term  Trading Day  shall mean a day on which the principal national securities exchange on which the shares are listed or admitted to trading is open for the transaction of business or, if the shares are not listed or admitted to trading on any national securities exchange, on which the New York Stock
Exchange or such other national securities exchange as may be selected by the Board of Directors of the Company is open. If the shares are not publicly held or not so listed or traded on any day within the period of 30 Trading Days applicable to the determination of Current Market Price thereof as aforesaid,  Current Market Price  shall mean the fair market value thereof per share as determined by an independent investment banking firm experienced in the valuation of securities selected in good faith by the Board of Directors of the Corporation or, if no such investment banking firm is in the good faith judgment of the Board of Directors available to make such determination, in good faith by the Board of Directors of the Corporation. In either case referred to in the foregoing sentence, the determination of Current Market Price shall be described in a statement filed with the Secretary of the Corporation.

   (E) The Company shall give prompt written notice to each holder of a share of Series A Preferred Stock of the effect of any adjustment to the voting rights, dividend rights or rights upon liquidation, dissolution or winding up of the
Company of such shares required by this Certificate of Designations. Notwithstanding the foregoing sentence, the failure of the Company to give such notice shall not affect the validity of or the force or effect of or the requirement for such adjustment.

   Section 8. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case proper provision shall be made so that the shares of Series A Preferred Stock shall at the same time be similarly exchanged for or changed into the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged multiplied by the highest of the Vote Multiple, the Dividend Multiple or the Liquidation Multiple in effect immediately prior to such event. The Company shall not consummate any such consolidation, merger, combination or other transaction unless prior thereto the Company and the other party or parties to such transaction shall have so provided in any agreement relating thereto.

   Section 9. No Redemption. The shares of Series A Preferred Stock shall not be redeemable. Notwithstanding the foregoing sentence, the Corporation may acquire shares of the Series A Preferred Stock in any other manner permitted by law, this Certificate of Designations and the Restated Certificate of Incorporation of the Corporation.

   Section 10. Ranking. All shares of the Series A Preferred Stock shall be of equal rank in respect of the preference as to dividends and to payments upon the liquidation, dissolution or winding up of the Corporation with all shares of the Preferred Stock without nominal or par value, all shares of all other series of the Preferred Stock with par value, the 5% Cumulative Preferred Stock, the $4.50 Dividend Cumulative Preferred Stock, the $4.30 Dividend Cumulative
Preferred Stock and the $5.50 Dividend Cumulative Convertible Preferred Stock.

   Section 11. Amendment. The Restated Certificate of Incorporation of the Corporation shall not be amended in any manner which would alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of two-thirds  or more of the outstanding shares of
Series A Preferred Stock, voting together as a single class.




















                               EXHIBIT 10(c)


February 4, 1993


mAddressn

Dear mNamen:

     The Board of Directors of Beneficial Corporation (the "Company") has approved the addition of certain language to your employment contract to make it clear that the benefits you receive under that contract enhance those you have under the Company's employee benefit programs.  The Agreement between BENEFICIAL CORPORATION and you is hereby amended in Section 5, Paragraph 2 and in Section 8 to read as follows (amendments underscored):

     (Section 5, para. 2) Should continued participation in any pension plan or retirement plan be precluded by the terms thereof, the Company shall pay to the Executive and, if applicable, to his beneficiaries, a supplemental benefit equal to the excess of (i) the benefit that the Executive would have been paid under such plan had he continued to be employed during the remainder of the Period of Employment, over (ii) the benefit actually payable under such plan.  The Company shall pay such benefit in a series of cash payments coinciding with payments of benefits under such plan.  Such benefit shall be in addition to any benefit under the Company's retirement, survivor's benefits, insurance, and other applicable plans and programs then in effect to which the Executive is entitled.  As used herein, the term "Termination" shall mean: ...

     (Section 8)  Other Employment; Reduction of Benefits. In the event that following a Termination the Executive becomes employed by any person or firm or becomes self-employed, then to the extent that the Executive shall receive compensation, benefits and service credit for benefits from such other employment, the aggregate amount of all payments to be made and benefits and service credit for benefits to be provided by the Company under the provisions hereof shall be correspondingly reduced; provided however, that no amount that shall become payable to the Executive under any Company plan, program, policy or arrangement without regard to this Agreement shall be reduced by any such compensation, benefits or service credit received from such other employment.

     This amendment is effective as of February 21, 1990.  All other terms of the Employment Agreement (as amended) shall remainin force and effect.

     Kindly acknowledge receipt of the above by signing below and returningit to me in the envelope provided.  Please keep a copy for your files.

                              BENEFICIAL CORPORATION


                              By
                                       Eileen F. Caulfield


Agreed and consented to by:



     mFull Namen





















                               EXHIBIT 10(g)


February 4, 1993



maddressn

Dear mnamen:

The Board of Directors of Beneficial Corporation (the "Company") has authorized an amendment to your Severance
Agreement to clarify the fact that the benefits you receive under such agreement enhance those you receive under any employee benefit plans of the Company.

Section 4(d) was amended (effective date February 21, 1990) as follows (amendment underscored):

   "(d)  If your employment by the Corporation shall be terminated (i) by the Corporation other than for Cause,
   Retirement or Disability, (ii) by you for Good Reason, then, in addition to any benefits to which you are otherwise entitled in accordance with the Corporation's retirement, survivor's benefits, insurance and other applicable programs and plans then in effect, you shall be entitled to the benefits (the 'Severance Payments') provided below:"

Except as set forth above, all other terms and conditions of the agreement remain in full force and effect.

Kindly acknowledge receipt of the above by signing below and returning it to me in the envelope provided.  Please keep a copy for your files.

Very truly yours,


By:
                    Eileen Caulfield


Agreed and consented to:



             mTitlen





















                               EXHIBIT 10(m)


VIA FACSIMILE

December 6, 1994


Mr. Harry Buckley
President
H & R Block Tax Services, Inc.
4410 Main Street
Kansas City, MO 64111

Subject:  Amendment to August 1991 Agreement with Block

Dear Harry:

This Letter amends the Agreement dated August 22, 1991 ("1991 Agreement") between H&R Block Tax Services Inc.
("Block"), Beneficial National Bank ("BNB"), Beneficial Tax Masters Inc. ("Tax Masters") and Beneficial Franchise
Company Inc. ("Beneficial Franchise") (collectively "Beneficial").

As you discussed with Ross Longfield, Block and Beneficial have agreed that in the  event that certain Refund
Anticipation Loan Agreement dated June 1, 1992, as amended November 1, 1993, by and between Block and Mellon
(DE) National Association is terminated, BNB will have the exclusive right to provide RAL services in all remaining
Block company-owned offices for tax seasons 1995-97 subject to certain RAL approval requirements, RAL pricing restrictions, license fee limitations, Notification restoration restrictions, rights of first refusal and other conditions as set forth below.

In consideration of Block awarding to Beneficial the rights to offer RAL services at considerable financial risk to
Beneficial in the remaining 60% of Block company-owned offices not currently serviced by Beneficial under the 1991
Agreement ("Block 60% Offices") and in consideration of Beneficial accepting and undertaking such rights and obligations, Block and Beneficial hereby amend the 1991 Agreement as set forth below.  Except as specifically amended below, all other terms of the 1991 Agreement shall remain in full force and effect and shall apply to the
Block 60% Offices.

Accordingly, the 1991 Agreement  is hereby amended as follows:

1.  The definition of "Other Lender" (as previously defined in Section 5.5 of the 1991 Agreement) shall mean any entity that makes or makes a bona fide offer to make  refund anticipation loans or offers products or services similar to those contemplated by the 1991 Agreement.

2.  Block and Beneficial agree that for a period of three Tax Periods commencing with the 1995 Tax Period, Block shall exclusively permit BNB to offer RALs in the Block
60% Offices which are in addition to the 40% of Block company-owned offices already allocated to BNB pursuant to the 1991 Agreement.  With respect to the Block 60% Offices, Block agrees that BNB shall not be prohibited from providing RAL services to tax preparers and electronic return originators unaffiliated with Block in cities where the
Block 60% Offices are located or Company-owned satellites through which RAL services were not offered by BNB in the 1994 Tax Period are located.  Block agrees that the award to BNB of the Block 60% Offices as provided herein shall not be affected by the restoration by the Internal Revenue Service of its Notification service or other indicator of a RAL customer's federal tax liens that could be an offset against such RAL customer's tax refund; provided that in the event of such restoration (a "DDI Restoration"), it shall provide RAL's at fees and credit criteria that, respectively, are "reasonably competitive" with and not "materially more restrictive than " (as each such term is defined in sections
6.4 and 6.2, respectively, of the 1991 Agreement) those of Other Lenders.  Beneficial agrees to use its best efforts to make the RAL services contemplated by these amendments available to Block's major franchisees and Company-owned satellites.

Mr. Harry Buckley
December 6, 1994
Page 2


3.  Block and Beneficial agree that the qualifying procedures during the 1995, 1996 and 1997 Tax Periods for permitting a potential RAL customer to apply for a RAL shall be materially the same as the qualifying procedures set forth in Exhibit A of Schedule II of the 1991 Agreement for the 1994 Tax Period.  Block agrees that Beneficial may modify such qualifying procedures subject to Block's consent which consent shall not be unreasonably withheld;
provided that compliance with the provisions of the next sentence shall be determined based on the qualifying procedures in effect prior to any such modifications.  Block and Beneficial further agree that if for any Tax Period during the term of this amendment BNB does not approve at least 50% of all RAL applicants generated through all
Block Company-owned offices for full RALs (i.e. RALs for the full amount a RAL customer's federal income tax refund up to $3,500) in such Tax Period then Block may terminate these amendments to the 1991 Agreement for the subsequent Tax Periods.  Beneficial hereby represents and warrants that based on 1993 Tax Period RAL business generated through Block Company-owned and satellite offices, the approval rate for full RALs on new business generated during such 1993 Tax Period would have been in excess of 40% using the credit criteria that will be applied by BNB during the 1995 tax period.

4.  For the 1995 Tax Period, BNB's pricing for the RALs generated through all Block Company-owned offices shall be set forth by BNB in Schedule A attached hereto.  For 1996 and 1997 Tax Periods, if BNB proposes a price increase for RALs generated through Block Company-owned offices that is more than 5% greater than the RAL price of the previous year for the same category of RAL amount and such increase is not acceptable to Block, Block may terminate these amendments to the 1991 Agreement for one or both such Tax Periods.

5.  Block and Beneficial agree that the license fee payable by BNB to Block for each RAL generated through all Block
Company owned and Block Company owned satellite franchises shall be as follows:

     Tax Period 1995 - $7 per RAL
     Tax Period 1996 - $8 per RAL [     Confidential portion     ]
                              [   omitted and filed separately              ]
                              [   with the SEC.                         ]
     Tax Period 1997 - $9 per RAL [     Confidential portion      ]
                              [   omitted and filed separately              ]
                              [   with the SEC.                         ]

6.  Provided Beneficial is in full compliance with the 1991 Agreement as amended hereby, Block and Beneficial agree that BNB shall have a right of first refusal to provide exclusive RAL services to RAL customers generated through the
Block 60% Offices for the 1998, 1999 and 2000 Tax Periods provided (i) such RAL services have per RAL prices that are not higher and credit criteria or qualifying procedures which, taken together, are not materially more restrictive than those proposed by an Other Lender for the corresponding Tax Period  (ii) Beneficial shall pay to Block (or any subsidiary or affiliate of Block), in consideration of the right to provide RAL services to RAL customers generated through the Block 60% Offices for the 1998, 1999 and 2000 Tax Periods, as the case may be, compensation equal to the amount of compensation proposed by an Other Lender for the right to provide RAL services to such RAL customers during the 1998, 1999, and 2000 Tax Periods (whether such compensation is in the form of license fees or other form of compensation) and (iii) Beneficial shall permit Block (or any subsidiary or affiliate of Block) to purchase up to a 49.999999% beneficial ownership interest in the aggregate in RALs made to RAL customers generated through the Block 60% Offices and Block Company-owned satellite franchises during the 1998, 1999 and 2000 Tax Periods on terms equivalent to those proposed by such Other Lender.  Such right shall be exercised if at all, within 30 days after
Beneficial has received notice from Block of the terms proposed by such Other Lender.

Mr. Harry Buckley
December 6, 1994
Page 3


7.  Beneficial agrees to provide to Block (or any affiliate of Block) during the term of the 1991 Agreement, within a reasonable time after Block's (or such affiliate's)
request but not more than twice during any calendar year, a list of all persons (and their full mailing addresses) to whom BNB made RALs during the most recently ended Tax Period, such list to be provided in electronic form and, to the extent reasonably practicable, in a form typical of mailing lists purchased in the open market; provided, however, that (i) neither Block nor such affiliate shall use, or permit the use of, such list for purposes of soliciting customers for credit related products and (ii) Block or such affiliate, as the case may be, shall take appropriate action by agreement with third parties having access to such list to prohibit such third parties from using such list for purposes of soliciting customers for credit related products.
Beneficial shall be designated a third party beneficiary in any such agreement for purposes of enforcing such restricted use of Beneficial's customer list.

8. The amendments contemplated by this letter shall become effective only upon the termination of that certain Refund
Anticipation Loan Agreement dated June 1, 1992 as amended as of November 1, 1993, by and between Block and
Mellon Bank (DE) National Association.

The undersigned parties have executed and delivered this Letter amending the 1991 Agreement as of the date and time indicated below.



Beneficial National Bank                Beneficial Tax Masters Inc.


By:  /s/ Wheeler K. Neff                By:  /s/ Elizabeth A. Dawson
Wheeler K. Neff                    Elizabeth A. Dawson
Senior Vice President                   Vice President



Beneficial Franchise Company Inc.       H&R Block Tax Services, Inc.


By:  /s/ Elizabeth A. Dawson            By:  /s/ Harry W. Buckley
Elizabeth A. Dawson                Harry W. Buckley
Vice President                President

Dated:  December 6, 1994
                           SCHEDULE A

                    BENEFICIAL NATIONAL BANK

                      RAL PRICING SCENARIOS
              WITHOUT IRS DIRECT DEPOSIT INDICATOR


                   PRIVILEGED AND CONFIDENTIAL



       LOAN                   RAL                 RAL
       RANGE                  FEE                 FEE***



     $300 - $500             $29                  $29


**   $500 PARTIAL            $34                  $34


     $501 - $1000            $49                  $59


    $1001 - $1500            $59                  $69


    $1501 - $2000            $69                  $79


    $2001 - $2500            $89                  $89


    $2501 - $3000            $89                  $89


    $3001 PLUS               $89                  $89



      NOTE:

              1)     ABOVE ASSUMES A NET "RAC" FEE OF $5 TO BNB ON THE
           ESTIMATED 20% OF APPLICANTS THAT ARE DENIED FOR A RAL.

          ** 2)      FOR APPLICANTS DENIED A FULL RAL BUT APPROVED FOR
           A PARTIAL RAL OF $500.

        *** 3)       PRICE SCHEDULE IF IRS DOES NOT MAINTAIN PROGRAM OF DIRECT
           DEPOSIT OF PARTIALLY OFFSET REFUNDS.




















                               EXHIBIT 10(o)



                     BENEFICIAL CORPORATION

                       KEY EMPLOYEES STOCK
                           BONUS PLAN



1.   Purposes

     The purposes of the Beneficial Corporation Key Employees Stock Bonus Plan are (a) to encourage key employees of the Company and its subsidiaries to continue to devote their best efforts to the business of the Company by rewarding such employees for services which contribute to the success of the enterprise and fostering among them an increased ownership interest in the Company, and (b) to attract persons of outstanding ability to executive positions with the Company and its subsidiaries.

2.   Definitions

     The terms used in the Plan shall have the following meanings:

     (a)  "Account" means the account of a Participant as described in Section 5(b) hereof.

     (b)  "Award" means an award under the Plan made by the Committee pursuant to Section 6 hereof.

     (c)  "Beneficial" or the "Company" means Beneficial Corporation and any corporate successor thereto.

     (d)  "Beneficiary" means the person or entity designated by a Participant in writing in a form approved by the Committee to receive a distribution of an Award in case of the death of a Participant prior to the distribution of an
Award, provided that such designation is in effect at the time of death of such Participant.

     (e)  "Board" means the Board of Directors of Beneficial.

     (f)  "Committee" means the Compensation Committee of the Board or any committee which is a successor thereto.

     (g)  "Employee" means any person who is employed on a permanent basis by and receives a regular salary from the Company or a Participating Subsidiary, other than a person whose customary employment with such company is less than twenty hours per week.

     (h)  "Participating Subsidiary" means any Subsidiary that is designated by the Board to participate in the Plan.

     (i)  "Participant" means any Employee who has received an Award.  A person shall remain a Participant until all securities, cash and other property in his Account have been distributed or forfeited under Section 7 hereof.

     (j)  "Plan" means the Beneficial Corporation Key Employees Stock Bonus Plan as set forth herein and as from time to time amended.

     (k)  "Stock" means the Common Stock of Beneficial.

     (l)  "Subsidiary" means any corporation the stock of which possessing at least 80 percent of the total combined voting power of all classes of voting stock and comprising at least 80 percent of the total number of shares of any other class of stock is owned by Beneficial and/or one or more other Subsidiaries.

     (m)  "Trust" means the trust as described in Section 5(a) hereof.

     (n)  "Trustee" means the trustee as described in Section 5(a) hereof.

3.   Administration of the Plan

     (a)  The Committee shall have the full power and authority to administer and interpret the Plan.  The
Committee may from time to time adopt such rules, regulations, forms and agreements, not inconsistent with the provisions of the Plan, as it may deem advisable to carry out the Plan.  All Committee determinations with respect to the Plan shall be final, binding and conclusive.

     (b)  The Committee may, in its discretion, delegate recordkeeping, ministerial and similar administrative duties with respect to the Plan to any person.  However, the Committee may not delegate its authority to apply or interpret the provisions of, or make determinations specified in, Sections 4, 6 and 7 hereof.

     (c)  Committee members shall not be eligible, nor shall they have been eligible at any time within one year prior to their appointment to the Committee, to participate in the Plan or in any other plan of the Company or any of its affiliates under which such member has been eligible for selection on a discretionary basis as a person to whom stock of
Beneficial or any of its affiliates, or stock options or stock appreciation rights in respect thereof, may be awarded.

4.   Eligibility

     To be eligible to receive Awards for any calendar year an Employee shall have been employed at any time during such year by Beneficial or any Participating Subsidiary.  An Employee who is eligible to receive an Award for any year may receive an Award for services rendered in such year, even though the Award is made during the following year and the Employee is not eligible to receive an Award for services rendered in such following year.

5.   Trust Agreement

     (a)  Beneficial shall enter into an agreement with a bank or other institutional trustee selected by Beneficial for the purpose of creating an irrevocable trust in which contributions to the Plan shall be held.  The Trustee shall at all times have a combined capital and surplus of at least $5,000,000.  Any stock, cash or other property held in the Trust that was contributed by Beneficial, other than stock, cash or other property to the extent Beneficial has been reimbursed therefor by a Participating Subsidiary, or that was received with respect to any unreimbursed contribution by Beneficial, shall at all times be subject to the claims of those general creditors of Beneficial whose claims are not satisfied because of the bankruptcy or insolvency of the Company; provided, however, that Beneficial's obligations to pay Awards under this Plan shall be unconditional regardless of the availability of assets held under the Trust.  Any Stock, cash or other property, held in the Trust that was contributed, or reimbursed to Beneficial, by any Participating Subsidiary or that was received with respect to any such contribution or reimbursement by the Participating Subsidiary, shall at all times be subject to the claims of those general creditors of such Participating Subsidiary whose claims are not satisfied because of the bankruptcy or insolvency of such Participating Subsidiary; provided, however, that each Participating Subsidiary's obligations to pay
Awards under this Plan shall be unconditional regardless of the availability of assets held under the Trust.

     (b)  The Trustee and/or the Company will create and maintain a separate Account for each Participant.  The
Trustee shall credit a Participant's Account with (i) the number of shares of Stock awarded to the Participant or purchased with cash awarded to the Participant and any cash remaining after such purchase, (ii) the number of shares of Stock purchased with any cash dividend paid on the Stock held in the Participant's Account and any cash remaining after such purchase, (iii) the number of shares of Stock received as stock dividends or stock splits with respect to the shares of Stock in such Account and (iv) warrants or any other property received with respect to the Stock in such Account.  The Trustee shall debit a Participant's Account to reflect any distributions or forfeitures with respect to the Participant under Section
7 below.  Stock that is contributed to the Plan for any year and Stock that is purchased by the Trustee with the contributions of the Company or a Participating Subsidiary for such year shall each be separately allocated to the Accounts of the Participants on a pro-rata basis based on the Participant's respective Awards for such year.  Any Trust assets distributed by the Trustee to the general creditors in bankruptcy or insolvency of Beneficial or any Participating Subsidiary shall be debited to the Accounts of the Participants on a pro-rata basis based on the value of the Participants' respective
Accounts that is attributable to contributions made by such corporation at the time of such distribution.

     (c)  The Trustee and/or the Company shall maintain records for each Account showing (i) the aggregate number of shares of Stock so credited and debited, (ii) the number of shares of Stock which are awarded or purchased for each calendar year during which the Plan is in effect, (iii) the Account investments apart from such shares of stock, (iv)
the Account balance, and (v) such other matters as the Trustee and/or the Company may deem necessary or advisable.

     (d)  No fractional share shall be purchased for or credited to the Account of any Participant.

     (e)  Unless otherwise provided by Beneficial, the Trustee shall have custody of the certificate or certificates representing all the shares of Stock held in the Trust under the Plan.  The Trustee shall register such certificate or certificates in its own name or in the name of a nominee of the Trustee.

     (f)  The power of Beneficial to determine the period during which any person shall serve as Trustee and the power to remove any such person at any time shall be exercised by Beneficial in accordance with the directions of the
Committee.  Subject to the provisions of the Plan, the agreement with the Trustee shall contain such other provisions as
Beneficial shall deem appropriate.

6.   Annual Awards

     Awards will be made on the following basis:

     (a)  At each November meeting of the Board in a calendar year during which the Plan is in effect, the Board shall make a preliminary determination regarding the maximum percentage of the consolidated net after-tax income, if any, of the Company and its Subsidiaries for that year which may, in the Committee's discretion, be contributed to the Plan for such year and at the meeting of the Board held the following February shall make a final determination regarding such maximum percentage.  The maximum percentage for any such year shall not exceed 5% of the net after-tax income, if any, of the Company and its Subsidiaries for such year, computed on a consolidated basis in accordance with generally accepted accounting principles; provided, however, that for the purpose of calculating such net income, there shall not be taken into account (i) the after-tax cost to the Company of the contribution to the Plan for such year, and (ii) extraordinary or unusual nonrecurring items that are realized otherwise than in the ordinary course of trade or business as determined by the
Committee (e.g. gains or losses resulting from the sale of a Subsidiary).  The Board shall also determine, at its February meeting referred to above in this paragraph (a), whether the contribution shall be in cash or Stock or partly in cash and partly in Stock, in which case the Board shall specify the percentage to be contributed in cash and Stock, respectively.

     (b)  As soon as practicable following the public announcement of the Company's consolidated financial results for each calendar year during which the Plan is in effect, the Committee shall determine (i) the dollar amount of the contribution to the Plan for such calendar year, subject to the maximum percentage of net after-tax income determined by the Board pursuant to the provisions of paragraph (a) of this Section 6; (ii) which Employees from among those eligible shall receive an Award for such year; and (iii) the portion of the annual contribution for such year that is allocable to each
Participant.  The Committee shall determine the amount of each Award based on the performance of each eligible
Employee and such other factors as it may determine to be appropriate.  Upon the request of the Committee the Executive
Committee of the Board shall furnish to it such information regarding the performance of eligible Employees as the
Committee shall deem necessary and appropriate.

     (c)  If after the determinations set forth in paragraph (b) of this Section 6 have been made, but within the same calendar year, the Committee determines in its discretion that additional Awards are appropriate to Employees included among those determined at Section 6(b)(ii) above, based solely upon such Employees' exceptional performance during the calendar year for which the Award is made, it may grant such Awards subject to the maximum percentage of net after-tax income determined by the Board pursuant to the provisions of paragraph (a) of this Section 6.  Such additional awards are to be granted only in unusual circumstances where information regarding Employees' performance was not available or fully measurable when the determinations set forth in paragraph (b) of this Section 6 were made.

     (d)  As soon as practicable after the Awards pursuant to paragraphs (b) and (c) of this Section 6 are determined, Beneficial shall transfer the corresponding contributions to the Trustee.  The contributions shall be made, in whole or in part, as determined by the Board pursuant to the provisions of paragraph (a) of this Section 6, in cash or Stock, which Stock shall consist of treasury shares (whether or not acquired for purposes of the Plan).  The value of any Stock contribution shall be determined by the Committee based on the mean between the high and the low price for a share of
Stock on the New York Stock Exchange (consolidated trading) on the last day for which price quotes are available preceding the date on which such contribution is transferred to the Trustee.

     (e)  As soon as practicable after the Trustee receives (i) any cash awarded to a Participant or (ii) any cash dividend paid on Stock held in a Participant's Account, the Trustee shall use such cash (and any other cash then in the
Participant's Account) to buy in one or more transactions the largest practicable whole number of shares of Stock for such
Account (which may include purchases of Stock executed on a national securities exchange) after deductions for the payment of brokers' fees and stock transfer and similar taxes, if any, applicable to such purchases.  The Trustee shall limit the daily volume and prices of such purchases as required by regulations of the Securities and Exchange Commission, if applicable, and otherwise to the extent it deems necessary or advisable.

     (f)  Upon (i) the distribution of Stock, cash or other property from the Account of a Participant who was an
Employee of a Participating Subsidiary during the year for which the Award was made to which such Stock, cash or other property relates, or (ii) the payment of such Stock, cash or other property by Beneficial directly to a Participant pursuant to Section 7(h) hereof, such Participating Subsidiary shall pay to the Company an amount equal to the fair market value of such Stock, cash or other property as of the date of such distribution or payment.  The determination of such fair market value shall be made by the Committee and, with respect to Stock, shall be based on the mean between the high and the low price of a share of Stock on the New York Stock Exchange (consolidated trading) on the last day for which price quotes are available preceding the date of such distribution or payment.

7.   Vesting and Payment of Awards

     (a)  Except as provided in Section 7(b) hereof, Stock in a Participant's Account shall vest in the Participant at the earliest to occur of the following:

          (i)  January 1 of the 5th calendar year following the year for which such Stock was awarded; or

          (ii) the date on which the Participant ceases to be employed by the Company or a Subsidiary, if such termination of employment is on account of death, total disability, a discharge at the direction of the Company or a
Subsidiary (other than a discharge for cause) or a termination of employment under circumstances which would entitle the
Participant to a continuation of compensation and benefits for a period of time following such termination pursuant to the terms of an agreement entered into between the Participant and the Company or a Subsidiary providing for such a continuation in limited instances following a change in control of the Company (as defined in or as otherwise construed for purposes of such agreement).  For purposes of the foregoing, a total disability shall be defined in accordance with
Section 10.03 (or any successor provision) of Beneficial's Retirement Plan and a "discharge for cause" shall be defined in accordance with Section 8.04 (or any successor provision) of such Plan.

     (b)  Distributions of Stock (whether through a Stock split or Stock dividend) or other property on Stock in a Participant's Account, and Stock purchased with any cash dividend paid on Stock in his Account, shall vest in the
Participant as of the date the Stock with respect to which the cash, Stock or other property was received vests under Section
7(a) or 7(d) hereof.

     (c)  If a Participant ceases to be employed by the Company or a Subsidiary other than (i) as provided in clause
(ii) of Section 7(a) above, or (ii) by reason of retirement on or after January 1 of the calendar year in which the Participant attains age 60 at a time when the Participant is eligible to retire early pursuant to Section 4 of the Beneficial Corporation
Pension Plan dated October 1, 1983, as amended, and before Stock is vested under clause (i) of Section 7(a) above or
Section 7(b) hereof, as the case may be, the Participant shall thereupon forfeit his interest in such Stock and in any cash or property then in his Account that was received with respect to such Stock.  Any Stock, cash or property forfeited hereunder shall be returned to the Company.

     (d)  Any Award made prior to November 12, 1992, if not already vested under Section 7(a) hereof, and if not previously forfeited under Section 7(c) hereof, shall vest in the Participant on January 1 of the calendar year in which the Participant attains age 60.

     (e)  Except as provided in Section 7(f) below, as soon practicable after a Participant acquires a vested interest in any of the shares of Stock or other property held in his Account, the Trustee shall distribute the same to the Participant.
Distribution shall be made to the Participant or, if deceased, to his surviving Beneficiary or Beneficiaries or to his estate if he has not named a Beneficiary who has survived him.

     (f)  A Participant may elect to defer receipt of all, but not a portion, of any interest in his Account in which he will become vested during a particular calendar year, until a specific date following the date such interest will become vested, but not for a period extending beyond the fifth anniversary of such date.  An election to defer the receipt of an
Award, and any distributions in respect of such an Award, or any Stock purchased with cash dividends paid on such an
Award, must be made in the year prior to the year to which such Award relates.  The election shall be made in writing, shall be irrevocable, and shall be in such form as the Committee may designate.

     (g)  Beneficial and/or a Participating Subsidiary may impose such requirements for the payment of withholding or other taxes in connection with the distribution of any Stock, cash or other property in a Participant's Account as such corporation shall determine to be necessary or appropriate prior to any distribution.

     (h)  In the event that Stock, cash or other property in a Participant's Account is withdrawn therefrom solely to satisfy, in whole or in part, claims of a judgment creditor of Beneficial against such corporation, Beneficial shall be obligated to ensure that such Participant shall nevertheless receive an equivalent amount of Stock, cash and/or other property, if any, that he would have received, and at the time or times at which such receipt would have occurred hereunder, had there been no such withdrawal of assets.  At the option of Beneficial, such obligations may be discharged by the making of a further contribution of the requisite amount and type of assets to such Participant's Account in substitution for the assets so withdrawn, or by payment from Beneficial directly to such Participant.

     (i)  Each Participant shall be entitled to designate one or more persons or entities to be a Beneficiary or
Beneficiaries hereunder, and to revoke or otherwise change at any time any such designation.  No such designation, revocation or change shall be effective until received by the Committee on a form which it has approved for such purpose.

     (j)  Notwithstanding anything herein to the contrary, if for any calendar year which ends on or after December
31, 1997 a Participant is classified as a "Covered Employee" for purposes of Section 162(m) of the Internal Revenue Code of 1986 (or the corresponding provisions of any future U.S. internal revenue law) (the "Code"), then the awards, if any, which may be made pursuant to the Plan to such Participant with respect to such Participant's performance during 1993 or subsequent years, in accordance with the provisions of Section 6, and credited pursuant to Section 5 (b)(i) of the Plan, to such Participant on or after February 1, 1994 (and not previously distributed), together with any shares of stock or other rights credited pursuant to Section 5 (b)(ii), (iii) or (iv) of the Plan with respect to such awards (the "Award" or collectively
"Awards"), shall, notwithstanding Section 7 (e) of the Plan not be distributable to such Participant, though earlier vested pursuant to Section 7(a) of the Plan, prior to the earliest to occur of the following:

         (i)  the first business day of the calendar year following the year in which such Participant's employment with the Corporation shall have terminated for any reason, or

         (ii) the last business day of any calendar year ending on or after December 31, 1998 in which such
Participant shall not be so classified as a "Covered Employee", or

         (iii)      the last business day of any calendar year ending on or after December 31, 1998 in which such
Participant's "applicable employee remuneration", computed pursuant to Section 162(m)(4) of the Code without regard to the Awards, shall not exceed $1,000,000,

 provided, however, that if termination of employment pursuant to subparagraph (i) above is under circumstances which would entitle the Participant to continuation of compensation and benefits following a change of control within the meaning of Section 7 (a)(ii) of the Plan, such distribution shall occur as soon as practicable after such termination, and provided further that the portion of any Award or Awards which shall become distributable in any particular year pursuant to subparagraph (iii) above shall be limited to an amount sufficient to cause the Participant's "applicable employee remuneration" for such year to equal (but not exceed) $1,000,000 (such Awards to be distributed in the order awarded, with the full amount of any earlier-granted Award distributed prior to any distribution with respect to a later-granted
Award).  Any shares of stock or other rights credited pursuant to Section 5 (b) (i), (ii), (iii) or (iv) of the Plan with respect to such Awards shall remain, until distributed to such Participants, held as assets of the trust created pursuant to Section
5 (a) of the Plan and in accordance with Section 5 (e) of the Plan, and shall in all respects remain fully subject to the claims of those general creditors of the Corporation or its Participating Subsidiaries whose claims are not satisfied because of the bankruptcy or insolvency of the Corporation or Participating Subsidiaries pursuant to such Section 5(a) of the Plan.  Any such Awards shall otherwise be administered in accordance with the provisions of the Plan, including without limitation the vesting and forfeiture provisions of Section 7 of the Plan, and the voting and offer to purchase provisions of Section
8 of the Plan.

8.  Voting Rights; Offer to Purchase Stock

    Each Participant shall have the right and shall be afforded the opportunity to instruct the Trustee how to vote the shares of Stock held in his Account.  The Trustee shall vote any shares of Stock for which it does not receive instructions in the same proportions on each matter to be voted upon as the shares for which the Trustee does receive instructions.
In the event any offer is made to shareholders of the Company generally by any person, corporation or other entity (the
"Offeror") to purchase any or all of the Company's outstanding Stock, including the Stock then held in Participants'
Accounts, then and in that event the Trustee shall promptly forward to each Participant all materials and written information furnished to the Trustee by the Offeror and/or by the Company in connection therewith, and shall notify each Participant in writing of the number of shares of Stock which is then credited to such Participant's Account.  Such notice shall also set forth the rights afforded each Participant by the following sentence and shall state that, absent timely instructions from such Participant to the Trustee, no tender to the Offeror shall be made of any of the shares specified in such written notice.
Each Participant shall be entitled to confidentially instruct the Trustee as to whether all (but not less than all) of the shares of Stock standing to his credit should be tendered by the Trustee pursuant to such offer.  The Trustee shall tender only those shares of Stock held in a Participant's Account for which it receives instructions to so tender from such Participant, and shall not tender any shares as to which such instructions are not so received.  In the event that Stock held in a
Participant's Account is tendered pursuant to this section, the proceeds received upon the acceptance of such tender by the
Offeror shall be credited to such Participant's Account (and shall be subject to the same terms and conditions as were applicable to the Stock so tendered).  Pending the distribution of such proceeds pursuant to Section 7 hereof, the Trustee shall invest any cash portion of such proceeds in such short-term or intermediate-term obligations issued or guaranteed by the Government of the United States or any agency or instrumentality thereof, and in such commercial paper (other than obligations of the Company), certificates of deposit and other investments of a short-term or intermediate-term nature, as the Trustee, in its discretion, deems suitable for the investment of trust funds.

9.  Non-alienation of Benefits

    No right, benefit or payment under the Plan shall be subject to anticipation, sale, assignment, pledge, encumbrance, or charge by any Participant or any Beneficiary thereof.  Any attempt by a Participant or such Beneficiary to anticipate, sell, assign, pledge, encumber, or charge the same shall be void.  If any Participant or Beneficiary hereunder should become bankrupt or attempt to anticipate, alienate, sell, assign, pledge, encumber, or charge any right or benefit or payment hereunder, then such right, benefit or payment, in the sole discretion of the Committee, shall be forfeited.  In the absence of a designated Beneficiary, the right of a Participant to receive a distribution hereunder shall be transferable only by will or the laws of descent and distribution.

10. Effective Date of Plan

    The Plan shall become effective for the calendar year ending on December 31, 1982, subject to approval, in accordance with Beneficial's By-laws, of the holders of the outstanding shares of the capital stock of Beneficial having ordinary voting power for the election of directors of Beneficial, other than stock having such power only by reason of the happening of a contingency, and the receipt of any governmental approvals or rulings which the Company determines to be appropriate.

11. Amendment of Termination of the Plan

    (a)  The Board may amend, suspend or terminate any or all of the provisions of the Plan at any time, except that, without prior approval, in accordance with Beneficial's By-laws, of the holders of the outstanding shares of the capital stock of Beneficial having ordinary voting power for the election of directors of Beneficial, other than stock having such power only by reason of the happening of a contingency, no amendment may be made that will (i) increase the maximum amount that may be contributed to the Plan for any year under Section 6(a) hereof, or (ii) accelerate in any way the vesting requirements, or change the forfeiture provisions, under Section 7 above.

    (b)  Any amendment, suspension or termination of the Plan shall not adversely affect the rights of Participants to Awards theretofore made, except to the extent, if any, required to obtain governmental approvals or rulings which the
Company determines to be appropriate.




















                               EXHIBIT 10(p)

                     BENEFICIAL CORPORATION

              1990 NON-QUALIFIED STOCK OPTION PLAN



     1.   Purpose of Plan.  The purpose of the Beneficial Corporation 1990 Non-Qualified Stock Option Plan
("Plan") is to attract and retain able and experienced key management employees and directors and to provide an incentive to those persons to improve operations and increase profits by affording them an opportunity to acquire stock ownership in Beneficial Corporation ("Corporation").  The options granted under the Plan are not intended to comply with Section
422A of the Internal Revenue Code of 1986, as amended.

     2.   Administration of Plan.  This Plan shall be administered by the Compensation Committee ("Committee")
of the Board of Directors of the Corporation ("Board") which shall consist of not less than three members of the Board, none of whom shall be eligible to participate in this Plan, other than pursuant to Section 8 hereof, for a period of at least one year prior to appointment.  The determinations of the Committee shall be made in accordance with their judgments as to the best interests of the Corporation and its stockholders and in accordance with the purposes of the Plan.  A majority of members of the Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members.  Any determination of the Committee under the Plan may be made without notice or meeting of the Committee if in writing signed by all of the Committee members. No member of the Committee or the Board shall be liable for any action taken or determination made in good faith with respect to this Plan or any option granted hereunder.

     The Committee shall have full authority and discretion to (a) determine, consistent with the provisions of this Plan, the employees to be granted options, the times at which options shall be granted, the number of shares subject to each option, the period during which each option becomes exercisable (subject to Section 7 hereof), and the terms contained in each option agreement, and (b) adopt rules and regulations and prescribe or approve any forms or documents to carry out the purposes and provisions of this Plan.  Notwithstanding the foregoing, the number of shares subject to option which may be granted to any employee, regardless of position or title, during any calendar year under this Plan may not exceed
100,000, provided that such limitation shall be subject to adjustment consistent with the provisions of Section 12 hereof with respect to any change in the Common Stock of the Corporation which shall occur on or after November 18, 1993.
The Committee's interpretation and construction of any provisions of this Plan or determination of any grant hereunder shall be binding and conclusive, except as such may be otherwise modified, amended or changed by the Board.  The authority of the Board under this Section shall not be exercised in any manner which could jeopardize the status of the
Committee as disinterested administrator of the Plan.


     3.   Eligibility.  The class of employees eligible to participate in this Plan shall consist of those headquarters employees holding the title of Assistant Vice President or above, or the equivalent of that position in function and responsibility in the case of subsidiaries of the Corporation, and those employees in the Corporation's field operations holding the title of Director and above.  An employee who has been granted an option may be granted an additional option or options under this Plan if the Committee shall so determine.  The granting of an option under this Plan shall not affect any outstanding stock option previously granted to an optionee under this Plan.  The term "subsidiary" shall mean any domestic or foreign corporation of which the Corporation owns, directly or indirectly, in excess of 50% of the total combined voting power of all classes of stock of such corporation.

     Notwithstanding any language of this Section to the contrary, no individual shall be eligible to receive an option as an employee of the Corporation or any of its subsidiaries for a period of one year after having been eligible to receive options pursuant to Section 8 hereof.

     Those eligible shall include individuals who are subject to the personal income tax laws of foreign countries, including Canada, the United Kingdom, and the German Federal Republic, and employed by the Corporation or any of its subsidiaries, and the Committee shall have the discretion, but shall not be required, to include as a part of the terms of each option agreement provisions and conditions consistent with the Plan, intended to comply with the applicable requirements of the internal revenue laws of such foreign countries.

     4.   Shares Subject to Plan.  Subject to adjustment as provided in Section 12, the aggregate number of shares which shall be authorized to be issued pursuant to options granted by the Committee under this Plan for any calendar year shall not exceed that number of shares equal to one and three-quarter percent (.0175) of the total issued and outstanding
Common Stock of the Corporation, par value $1.00 per share, as measured on the first day of any such calendar year, which may be treasury shares reacquired by the Corporation or authorized and unissued shares or a combination of both.
If during any such calendar year options for less than the total number of shares so authorized are granted under the Plan, the balance of such shares shall be available for the granting of options during any succeeding year. Any shares subject to an option under this Plan which shall expire or be terminated for any reason shall be available for the granting of options in that, or any succeeding year during the term of this Plan.

     5.   Option Price.  The option price per share under each option granted by the Committee shall be not less than 100% of the fair market value per share on the date an option is granted, but in no event less than the par value thereof.  The fair market value shall be the average between the highest and lowest quoted  selling price per share on the
New York Stock Exchange Composite Transactions Tape ("Composite Tape") on the date the option is granted (subject
to adjustment under Section 12 hereof).   If there should be no sale of the shares reported on such date, then the option price per share shall be the average between the highest and lowest quoted selling price per share reported on the
Composite Tape on the next preceding day on which there shall have been a sale.

     6.   Exercise of Option.

          (a)  Each Option granted under the Plan shall be exercisable on the dates and for the number of shares as shall be provided in a stock option agreement between the Corporation and optionee evidencing the option granted by the Committee and the terms thereof.  Shares shall be issued to the optionee upon payment in full either in cash or by an exchange of shares of Common Stock of the Corporation previously owned by the optionee for at least six months prior to the date of exercise, or a combination of both, in an amount or having a combined value equal to the aggregate purchase price for the shares subject to the option or portion thereof being exercised.  The value of the previously owned shares of
Common Stock exchanged in full or partial payment for the shares purchased upon the exercise of an option shall be equal to the aggregate fair market value, as defined in Section 5, of such shares on the date of the exercise of such options.

          (b)  The Corporation shall be entitled to withhold the amount of any tax attributable to any amounts payable or shares deliverable under the Plan after giving the person entitled to receive the payment or delivery (or the person liable for the tax, if different) notice as far in advance as practicable, and the Corporation may defer making payment or delivery of any benefits under the Plan if any tax is payable until indemnified to its satisfaction.  The
Committee may, in its discretion and subject to rules which it may adopt, permit an optionee to pay all or a portion of all taxes arising in connection with the exercise of an option by electing to (i) have the Corporation withhold shares of
Common Stock, or (ii)  deliver other shares of Common Stock previously owned by the optionee for at least six months having a fair market value (as defined in Section 5) equal to the amount to be withheld provided, however, that the amount to be withheld shall not exceed the optionee's estimated total Federal, State and local tax obligations associated with the transaction.  The fair market value of fractional shares remaining after payment of the withholding taxes shall be paid to the optionee in cash.

     7.   Term of Option.  Options granted under the Plan shall become exercisable at such intervals or dates and over such period of time ("Exercise Period") and for such number of shares which may be purchased at any one time as
shall be determined by the Committee (collectively "Option Terms") to be set forth in    the stock option agreements
between individual optionees and the  Corporation under the Plan ("Option Agreements"), but in no event shall the Exercise
Period commence prior to one year after the date of grant (except as permitted in Sections 11(c) and 10(e) hereof) or extend more than 10 years after the date of grant.  The Committee may, consistent with Section 13 hereof, authorize existing
Option Agreements to be amended to provide for different Option Terms, in whole or in part, including an amendment to permit transferability in accordance with Section 9(b) hereof.  Options which are not exercised prior to the end of the
Exercise Period shall expire, and the shares subject to such options shall become available for the granting of other options under the Plan during that or any succeeding year.

     8.   Grants to Outside Directors.

          (a)  On the 15th day of the month of December of each year prior to the termination of this Plan, each member of the Board of Directors of the Corporation (excluding Emeritus Directors) who is not then an employee of the Corporation or any of its subsidiaries ("Outside Director") shall automatically be issued an option pursuant to this
Plan to purchase 1000 shares of the Common Stock of the Corporation, provided, however, that such number of shares shall be automatically proportionately adjusted upon the occurrence of any event described in Section 12 hereof, in a manner consistent with any adjustment affected pursuant to that Section.  In the event that December 15 shall in any year fall on a day on which the New York Stock Exchange is not open for trading, options shall instead be issued pursuant to this Section on the next preceding trading day.

          (b)  Such options shall be granted at an option price equal to the fair market value per share (as defined at Section 5) on the date of grant, shall be exercisable at any time after one year following the date of grant and prior to ten years following the date of grant, and shall be subject to the restrictions on transferability provided in Section
9(a) hereof.

          (c)  If for any reason during the term of an unexercised and unexpired option issued pursuant to this
Section, the optionee shall cease to be a voting member of the Board of Directors of the Corporation, the option may be exercised at any time during its normal exercise period, provided however, that any option not exercisable on the date of such cessation shall expire on such date.

          (d)  Options issued pursuant to this Section shall be subject to adjustment pursuant to Section 12 hereof.

          (e)  Notwithstanding any provisions of this Section to the contrary, no Outside Director of the
Corporation shall be eligible to receive any option pursuant to the Plan for a period of one year after having been eligible to receive options pursuant to the Plan as an employee of the Corporation or any of its subsidiaries.

     9.   Transferability of Options.

          (a)  Subject to the provisions of Section 9(b) hereof, Options or LSAR's granted under this Plan shall not be transferable except by will or the laws of descent and distribution. Such options or LSAR's shall be exercisable during the optionee's lifetime only by the optionee (or the legal representative of the optionee under Section 10 (c)).

          (b)  The Committee may, in its discretion, authorize all or a portion of the options to be granted to an optionee to be on terms which permit transfer by such optionee to (i) the spouse, children or grandchildren of the optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership or partnerships in which such Immediate Family Members are the only partners, provided that (x)
there may be no consideration for any such transfer, (y) the stock option agreement pursuant to which such options are granted must be approved by the Committee, and must expressly provide for transferability in a manner consistent with this Section 9(b), and (z) subsequent transfers of transferred options shall be prohibited except those in accordance with
Section 9(a).  Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, provided that for purposes of Sections 6, 7, 9(a) and 13 hereof the term "optionee"
shall be deemed to refer to the transferee. The events of termination of employment of Section 10 hereof  shall continue to be applied with respect to the original optionee, following which the options shall be exercisable by the transferee only to the extent, and for the periods specified at Sections 10(b), 10(c), 10(d) and 10(e).

     10.  Termination of Employment and Death of Optionee.

          (a)  If during the term of an unexercised option the optionee terminates employment with the
Corporation or any of its subsidiaries for any reason (other than those specified at (b) through (e) of this Section) the option shall expire and cease to be exercisable immediately upon such termination.

          (b)  If during the term of an unexercised option  employment with the Corporation or any of its subsidiaries is terminated by reason of the death of such optionee, the option may be exercised within a two year period following the date of death to the extent that such option is exercisable at the date of death, but in no event later than the
Exercise Period specified in the Option Agreement by which such option was granted.  The option shall be exercisable during such period by the optionee's estate or by any person who acquires the right to exercise the option by reason of the optionee's death.

          (c)  If during the term of an unexercised option  employment with the Corporation or any of its subsidiaries is terminated by reason of the "long term disability" of the optionee, as such term is defined for purposes of the Long Term Disability Benefits Plan maintained by the Corporation, the option may be exercised, to the extent that it was exercisable at termination, at any time during the Exercise Period specified in the Option Agreement by which such option was granted.  The optionee's legal representative, if appointed, shall be entitled to exercise the option.

          (d)  If during the term of an unexercised option  employment with the Corporation or any of its subsidiaries is terminated by reason of retirement at any time following the date the optionee is eligible to retire early pursuant to Section 4 of the Beneficial Corporation Pension Plan dated October 1, 1983, as amended ("Pension Plan") the option may be exercised at any time during the three month period following his or her Early Retirement Date (as defined in the Pension Plan), to the extent that such option is exercisable on such Early Retirement Date,  but in no event later than the Exercise Period specified in the Option Agreement by which such option was granted.

          (e)  If during the term of an unexercised option  employment with the Corporation or any of its subsidiaries is terminated by reason of retirement at any time following the date the optionee is eligible to retire early, as defined at 10(d) above, and after the date on which such optionee attains the age  of sixty two years, the option shall be exercisable at any time during the Exercise Period specified in the Option Agreement by which such option was granted.
Notwithstanding the provisions of Section 7 hereof and the terms of each Option Agreement, all options held at retirement, then unexercised and unexpired, by any optionee whose employment is terminated as provided for in this Section 10(e) shall become immediately exercisable upon the  later to occur of (i) the optionee's retirement date, or (ii) the expiration of a period of six months following the date of grant of any affected option.

          (f)  The portion of any option subject to this Section 10 which is not exercisable at the beginning of, or exercised within the periods permitted by paragraphs (b) through (e) above shall lapse, and the shares subject to such option shall become available for the granting of other options under this Plan during that or any succeeding year.

     11.  Change of Control.

          (a)  Qualifying Event.  The occurrence of a "Change in Control of the Corporation", as that term
is defined herein, shall constitute a "Qualifying Event" for purposes of the Plan.   A "Change in Control of the
Corporation" shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of
Schedule 14A (or the corresponding provision of any future schedule of required proxy statement information) of
Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Corporation is then subject to such reporting requirement; provided, that, without limitation, such a change in control shall be deemed to have occurred if:

               (i)  the Corporation shall cease to be a publicly owned corporation having at least 1000 stockholders; or

               (ii) any "person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the
Corporation representing fifteen percent (15%) or more of the combined voting power of the Corporation's then outstanding securities; or

               (iii)     during any period of two (2) consecutive years (not including any period prior to the adoption of this Plan) there shall cease to be a majority of the Board comprised as follows:  individuals who at the beginning of such period constitute the Board and any new director(s) whose election by the Board or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved.

          (b)  Limited Stock Appreciation Rights.  Upon the occurrence of a Qualifying Event, there shall automatically be issued in connection with all options granted pursuant to the Plan, then unexercised and unexpired, to persons at such time subject to restrictions on purchase and sale of the Common Stock  of the Corporation under Section
16(b) of the Exchange Act, Limited Stock Appreciation Rights ("LSAR"), as hereinafter defined.  The number of shares subject to each LSAR shall be the  same as that for the underlying option to which such LSAR relates.  For purposes of the Plan an LSAR shall represent the privilege to receive from the Corporation (without payment to the Corporation except for applicable withholding taxes) upon exercise of such LSAR a payment solely in cash equal to the "Option Spread".  The
"Option Spread" shall be (i) the difference between the highest fair market value per share (as defined in Section 5) during the 90-day period beginning on the day of the Qualifying Event  and the per share option price of the related option, times
(ii) the number of shares subject to the LSAR.  An LSAR shall be exercisable in whole or in part at any time during the
30 day period following the expiration of six months after the date of the Qualifying Event, upon notice to the Corporation in the manner prescribed by the Committee. Notwithstanding Section 10(a) hereof, options or LSAR's granted hereunder shall remain exercisable during such six month and 30 day periods, if within the Exercise Period. Upon the exercise of an LSAR, the related option granted pursuant to the Plan shall cease to be exercisable to the extent of the shares of
Common Stock with respect to which such LSAR is exercised.  Upon the exercise or termination of a related option, the
LSAR with respect to such related option shall terminate to the extent of the shares of Common Stock with respect to which the related option was exercised or terminated.

          (c)  Acceleration of Vesting.  Notwithstanding the provisions of Section 7 hereof and the terms of each stock option agreement, upon the occurrence of any Qualifying Event all options granted under the Plan, then unexercised and unexpired, shall be immediately exercisable.

     12.  Adjustment Provisions.  In the event of any change in the Common Stock of the Corporation, $1.00 par value, by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination or
exchange of shares,       extraordinary dividend, or of any similar change affecting such   Common Stock, then in any such
event the number and kind of shares subject to options granted pursuant to the Plan and their purchase price per share shall be appropriately adjusted consistent with such change in such manner as the Committee of the Plan may deem equitable to prevent substantial dilution or enlargement of the rights granted pursuant to any option agreement issued hereunder. Any adjustments so made shall be final and binding upon all parties.

     13.  Duration, Amendment and Termination.  This Plan is intended to be perpetual and shall have no stated
termination date. The Board of Directors may amend the Plan from time to time or terminate the Plan at any time.
However, no action or amendment authorized by this Section or Section 7 shall reduce the amount of any existing benefits or change the terms and conditions thereof without the optionee's consent.

     To the extent then required by Rule 16(b)(3), as promulgated by the Securities and Exchange Commission, approval of the stockholders of the Corporation shall be required for any amendment to the Plan which shall (a) materially increase the total number of shares which may be issued under the Plan; (b) materially reduce the minimum purchase price of shares of Common Stock which may be made subject to options under the Plan, or (c) materially modify the requirements as to eligibility for options under the Plan.

     By mutual agreement between the Corporation and an optionee hereunder or under any other stock option plan of the Corporation, options or rights may be granted to the optionee in substitution and exchange for, and in cancellation of, any benefits previously granted to the optionee under this Plan or any other stock option plan of the Corporation.

     14.  Compliance With Law.  This Plan, all options issued hereunder, and the obligation of the Corporation to sell and deliver shares of Common Stock hereunder, shall be subject to all applicable Federal and State laws, rules and regulations and to such approvals by any governmental or regulatory agency as may be required.

     15.  No Rights as Stockholder.  Individuals granted options pursuant to the Plan shall have no rights as stockholders with respect to any shares of Common Stock subject to such options prior to the date of issuance to them of certificates for such shares. Other than pursuant to Section 12 hereof no adjustment shall be made for dividends or distributions or other rights with respect to such shares for which the record date is prior to the date on which they shall become the holder of record thereof.

     16.  Stockholder Approval.  The Plan was adopted by the Board of Directors on November 15, 1990, subject to stockholder approval.  The Plan and any benefits granted thereunder shall be null and void if stockholder approval is not obtained within twelve months of the adoption of the Plan by the Board of Directors.





















                               EXHIBIT 10(r)


                     BENEFICIAL CORPORATION

                   DEFERRED COMPENSATION PLAN




1.   PURPOSE OF PLAN

     Beneficial Corporation (the "Company") hereby establishes a Deferred Compensation Plan (the "Plan") for a select group of its key management employees as a means of deferring a portion of current compensation to accumulate resources for retirement.  Participants shall receive treatment on the deferred amounts which is equivalent to the return generally available to participants in the Company's Employee Stock Purchase Plan, or earn a "rate of return" which tracks the blended cost of funds for all borrowings of the Company, as computed by the Office of the Corporate Treasurer of the
Company, to be certified in writing and adjusted on a monthly basis.  Under current tax law, amounts properly deferred and the "rate of return" credited to such amounts are not taxable as income until they are paid.  Under current tax law, proceeds from this Plan will be taxed as ordinary income in the year in which they are received.


2.   ELIGIBILITY

     An individual shall become a Participant in the Plan if such individual was, for the immediately preceding calendar year, deemed a "Covered Employee" for purposes of Section 162(m)(3) of the Internal Revenue Code of 1986 (or the
corresponding provision of any future U.S. internal revenue law)(the "Code"), or would have been so deemed had that statute been effective for such year, or if, in the discretion of the Administrative Committee of the Plan, based on all available information including estimates of current year compensation, such individual is deemed likely to be a Covered
Employee for the current calendar year.


3.   PLAN ADMINISTRATION

     (i)  Plan Administrative Committee.  This Plan shall be administered by the Administrative Committee (the
"Committee").  The Committee shall consist of at least three members, who shall be appointed by the Compensation
Committee of the Board of Directors of the Company, to serve until their successors are appointed and qualified.  The
Committee shall act by affirmative vote of a majority of its members at a meeting or in writing without a meeting.  The
Committee shall appoint a secretary who may be but need not be one of its own members.  The secretary shall keep complete records of the administration of the Plan.  The Committee may authorize each and any one of its members to perform routine acts and to sign documents on its behalf.

     (ii) Plan Administration.  The Committee may appoint such persons or establish such subcommittees, employ such attorneys, agents, accountants or investment advisors necessary or desirable to advise or assist it in the performance of its duties hereunder, and the Committee may rely upon their respective written opinions or certifications.

          Administration of the Plan shall consist of interpreting and carrying out the provisions of the Plan.  The
Committee shall determine the eligibility of employees to participate in the Plan, their rights while Participants in the Plan and the nature and amount of benefits to be received therefrom.  The Committee shall decide any disputes which may arise under the Plan.  The Committee may provide rules and regulations for the administration of the Plan consistent with its terms and provisions.  Any construction or interpretation of the Plan and any determination of fact in administering the
Plan made in good faith by the Committee shall be final and conclusive for all Plan purposes.

4.   DEFERRAL AND PAYMENT OF COMPENSATION

     (i)  Deferral Amount.  Amounts to be deferred under the Plan shall be mandatory.  For any year in which an employee is a Participant, his or her deferral shall consist of all cash remuneration from the Company payable to such
Participant to the extent that his or her total compensation from the Company, regardless of source or type, otherwise taxable to that individual during the current calendar year for Federal purposes and deemed to be "applicable employee remuneration" for purposes of Section 162(m) of the Code would otherwise exceed $1,000,000 in the aggregate.  To the extent deemed necessary by the Committee in order to ensure that the mandatory deferral requirement of the Plan is complied with, amounts of cash remuneration otherwise payable to Participants may be withheld until any uncertainty as to the timing of such Participants' reaching the $1,000,000 limitation has been resolved.

     (ii) Form of Deferral

          (a)  Shareholder Equivalent Deferral.  If on the date that an amount of deferred compensation is to be credited the Participant has not yet fully utilized his or her available contribution amount under Section 3.1 of the
Beneficial Corporation Employees' Stock Purchase Plan (the "ESPP Limit"), then the amount of such deferred compensation (or the portion thereof, up to but not to exceed the remaining ESPP Limit), shall be contributed by the
Company to such Beneficial Corporation Employees' Stock Purchase Plan ("ESPP") as a "Company Deferral Contribution",
as that term is defined for purposes of the ESPP at Section 1.7A thereof.  Such amount of deferred compensation shall be contributed by the Company directly to the ESPP.  No funds shall be transferred to the Plan.  The vesting, forfeiture and distribution of such deferred compensation, and the rights and obligations of the Participant with respect to such Company
Deferral Contribution shall thereafter be determined exclusively by reference to the ESPP.

          (b)  Blended Cost of Funds Deferral.  If on the date that an amount of deferred compensation is to be credited the Participant has then fully utilized his or her ESPP Limit (or where such ESPP Limit is reached in crediting a portion of such amount, as to the balance of such amount to be credited), then such amount of deferred compensation
("Plan Deferral") shall be governed exclusively by the Plan.

     (iii)     Deferral Period and Form of Payment

          (a)  Unless a different period of deferral or form of payment is elected pursuant to Section 4(iii)(b)
hereof, all Plan Deferrals, as well as all investment returns, shall be payable to the Participant in a single sum on the earliest to occur of the following:

               (1)  the first business day of the year following the year of such individual's termination of employment with the Company, for any reason, or

               (2)  the last business day of any year in which such individual is not deemed to be a
"Covered Employee" for purposes of Section 162(m)(3) of the Code.

          (b)  A Participant may elect to extend his or her period of deferral to a distribution date at least one year later (but no earlier) than that specified in Section 4(iii)(a) hereof by completing and submitting to the Committee a deferral election form on or before December 31 of the year preceding the year to which the election relates.  No such election shall be effective, however, unless it is filed at least a year prior to the date on which distribution otherwise would have been made.  As a part of such written election, a Participant may also designate an alternative form of payment, which may be in substantially equal annual installments for a period not to exceed ten (10) years,  or in another form requested by the Participant, and approved by the Committee.  Any such election, once made and accepted by the
Committee, shall thereafter be irrevocable.

          (c)  In the event of the termination of employment of a Participant other than by retirement, the
Committee may, with sole and complete discretion, if it determines that such payment is in the best interest of the
Company,  require that full payment of all amounts due be accelerated and paid as of the first business day of the calendar year next following the date of termination.

          (d)  Notwithstanding any provisions of this Plan to the contrary, upon the termination of employment of a Participant for any reason during a two year period commencing with the occurrence of a Change of Control, as defined for purposes of Section 10 of this Plan, all Plan Deferrals, and all investment returns thereon, credited with respect to such Participant, shall be distributable to such Participant in a single sum on the next business day following such termination.


5.   DEFERRED ACCOUNTS AND INVESTMENT RETURNS ON AMOUNTS IN DEFERRED ACCOUNTS

     A deferred compensation account ("Deferred Account") will be established on a bookkeeping-only basis on behalf of each Participant, and the amount of all Plan Deferrals will be credited to each Participant's Deferred Account as of the first of the month coincident with or next following the month in which a deferral becomes effective.  Each Participant's
Deferred Account will be credited monthly with a "rate of return" on the total deferred amount accruing as of the first of the month coincident with or next following the date deferred compensation is credited to the Participant's Deferred
Account.  Such "rate of return", stated as a percentage, shall be equal to the blended cost of funds for all borrowings of the Company, as computed by the Office of the Corporate Treasurer of the Company, to be certified in writing and adjusted on a monthly basis.

     Each Participant's Deferred Account shall be credited monthly with the "rate of return", computed pursuant to this Section until the amount in each Participant's Deferred Account is distributed to the Participant on the distribution date(s) elected by the Participant pursuant to Section 4(iii)(b) hereof or determined pursuant to Section 4(iii)(a), (c) or (d)
hereof.  Each Participant shall receive a quarterly statement of the balance credited to his or her Deferred Account.  No
Participant in this Plan has any preferred claim on, or any beneficial ownership interest in, any assets of the Company on account of the benefits provided hereunder and all Participant rights created under this Plan shall be unsecured contractual rights of the Participant against the Company.


6.   FINANCIAL HARDSHIP PAYMENTS

     In the event of a severe financial hardship occasioned by an emergency, including, but not limited to, illness, disability or personal injury sustained by the Participant or a member of the Participant's immediate family, a Participant may apply to receive a distribution with respect to Plan Deferrals earlier than initially elected.  The Committee may, in its sole discretion, either approve or deny the request.  The determination made by the Committee will be final and binding on all parties.  If the request is granted, the payments will be accelerated only to the extent reasonably necessary to alleviate the financial hardship.


7.   DEATH OF A PARTICIPANT

     If the death of a Participant occurs before a full distribution of the amounts credited to the Participant's Deferred
Account is made, a lump sum payment shall be made to the beneficiary designated by the Participant to receive such amounts.  This payment shall be made as soon as practicable following notification that death has occurred, but no earlier than the first business day of the calendar year following that in which the death occurred.  In the absence of any such designation, payment shall be made to the personal representative, executor or administrator of the Participant's estate.


8.   IMPACT ON OTHER BENEFITS PLANS

     The Company may maintain life, disability, employee stock purchase, retirement and/or savings plans under which benefits earned or payable are related to earnings of a Participant.  Life and disability plan benefits will generally be based upon the earnings that a Participant would have earned in a given calender year in the absence of any deferral hereunder.

     Benefits pursuant to the Beneficial Corporation Employees' Stock Purchase Plan shall be based on the earnings that would have been qualifying "Annual Compensation" under Section 1.3 of that plan, in the absence of any deferral hereunder.

     Retirement benefits under any tax-qualified pension or savings plan maintained by the Company or any affiliate will be based upon earnings actually paid to a Participant during any given Plan year, provided that under current law no more than $150,000 (as indexed for cost of living increases pursuant to the relevant provisions of the Code) of actual compensation may be taken into account in any plan year.  If a person terminates employment with a right to a vested benefit under the Supplemental Retirement Plan maintained by the Company or an affiliate, and if the benefit payable under such Supplemental Retirement Plan was reduced because of a deferral under this Plan, the Company will provide a supplemental benefit under this Plan (payable at the time and in the form of payment as would have resulted in the absence of such deferral pursuant to the Supplemental Retirement Plan of the Company) equal to the difference between the actual benefit payable from the Supplemental Retirement Plan of the Company and the benefit that such Participant would have received had income not been deferred.


9.   NON-ASSIGNABILITY OF INTEREST

     The interest herein and the right to receive distributions under this Plan may not be anticipated, alienated, sold, transferred, assigned, pledged, encumbered, or subjected to any charge or legal process, and if any attempt is made to do so, or a Participant becomes bankrupt, the interests of the Participant under the Plan may be terminated by the Committee, which, in its sole discretion, may cause the same to be held or applied for the benefit of one or more of the dependents of such Participant or make any other disposition of such interests that it deems appropriate.

     Notwithstanding the foregoing, in the event a Participant has received an overpayment from the Supplemental
Retirement Plan of the Company and has failed to repay such amounts upon written demand of the Company, the Company shall be authorized and empowered, at the discretion of the Company, to deduct such amount from the Participant's
Deferred Account.

10.  AMENDMENTS TO PLAN

     The Company, acting through its Board of Directors pursuant to the procedures prescribed for actions of this nature under the Company's By-laws and the applicable provisions of the laws of the State of Delaware, reserves the right to suspend, amend or otherwise modify or terminate this Plan at any time, without notice.  However, this Plan may not be suspended, amended, otherwise modified, or terminated after a Change in Control without the written consent of a majority of Participants determined as of the day before such Change in Control occurs.  A "Change in Control" shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A (or the corresponding provision of any future schedule of required proxy statement information) of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided, that, without limitation, such a change in control shall be deemed to have occurred if:

        (i)   the Company shall cease to be a publicly owned corporation having at least 1000 stockholders; or

        (ii)  any "person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifteen percent (15%) or more of the combined voting power of the Company's then outstanding securities; or

        (iii) during any period of two (2) consecutive years (not including any period prior to the adoption of this Plan)
there shall cease to be a majority of the Board comprised as follows:  individuals who at the beginning of such period constitute the Board and any new director(s) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved.

   Notwithstanding any other provision of this Plan to the contrary, the Committee may, in its sole discretion, direct that payments be made before such payments are otherwise due if, for any reason (including, but not limited to a change in the tax or revenue laws of the United States of America, a published ruling or similar announcement issued by the Internal Revenue
Service, a regulation issued by the Secretary of the Treasury or his delegate, or a decision by a court of competent jurisdiction involving a Participant or beneficiary), such Committee believes that Participants or their beneficiaries have recognized or will recognize income for federal income tax purposes with respect to amounts that are or will be payable to such Participants under the Plan before such amounts are scheduled to be paid.  In making this determination, the Committee shall take into account the hardship that would be imposed on Participants or their beneficiaries by the payment of federal income taxes under such circumstances.

11.     ARBITRATION

   (i)   Any controversy or claim arising out of or relating to this Plan, or any alleged breach of the terms or conditions contained herein, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration
Association (the "AAA") as such rules may be modified herein.

   (ii)  An award rendered in connection with an arbitration pursuant to this Section shall be final and binding and judgement upon such an award may be entered and enforced in any court of competent jurisdiction.

   (iii) The forum for arbitration under this Plan shall be Wilmington, Delaware and the governing law for such arbitration shall be laws of the State of Delaware.

   (iv)  Arbitration under this Section shall be conducted by a single arbitrator selected jointly by the Company and the
Participant or Beneficiary, as applicable (the "Complainant").  If within thirty (30) days after a demand for arbitration is made, the Company and the Complainant are unable to agree on a single arbitrator, three arbitrators shall be appointed.  Each party shall select one arbitrator and those two arbitrators shall then select a third neutral arbitrator within thirty (30) days after their appointment.  In connection with the selection of the third arbitrator, consideration shall be given to familiarity with executive compensation plans and experience in dispute resolution between parties, as a judge or otherwise.  If the arbitrators selected by the parties cannot agree on the third arbitrator, they shall discuss the qualifications of such third arbitrator with the AAA prior to selection of such arbitrator, which selection shall be in accordance with the Commercial Arbitration Rules of the AAA.

   (v)   If an arbitrator cannot continue to serve, a successor to an arbitrator selected by a party shall be also selected by the same party, and a successor to a neutral arbitrator shall be selected as specified in subsection (iv) of this Section.  A full rehearing will be held only if the neutral arbitrator is unable to continue to serve or if the remaining arbitrators unanimously agree that such a rehearing is appropriate.

   (vi)  The arbitrator or arbitrators shall be guided, but not bound, by the Federal Rules of Evidence and by the procedural rules, including discovery provisions, of the Federal Rules of Civil Procedure.  Any discovery shall be limited to information directly relevant to the controversy or claim in arbitration.

   (vii) The parties shall each be responsible for their own costs and expenses, except for the fees and expenses of the arbitrators, which shall be shared equally by the Company and the Complainant.


12.      EFFECTIVE DATE AND PLAN YEAR

   This Plan shall become effective as of January 1, 1994.  It shall operate on a calendar year basis thereafter.





















                                EXHIBIT 11

                                                           Exhibit 11

BENEFICIAL CORPORATION AND SUBSIDIARIES
         COMPUTATION OF EARNINGS PER COMMON SHARE
(in millions, except per share amounts)
                                    Years Ended December 31
                                                1994       1993         1992
Primary Earnings
    Income from continuing operations. .       $177.7     $186.0       $148.4
    Dividends on preferred stock . . . .         (5.2)     (5.2)         (5.2)
    Income from continuing operations
       applicable to common stock. . . .        172.5     180.8         143.2
    Income (loss) from discontinued operations .  --         --          (1.4)
    Extraordinary items. . . . .                  --       (2.8)         (3.1)
    Cumulative effect of accounting changes. .    --
   Net income applicable to common stock. . .  $172.5    $178.0       $  40.1
    Shares*
       Weighted average number of
          common shares outstanding. . .        52.6      52.4           52.0

   Primary earnings per common share:
      Continuing operations. . .                $ 3.28     $ 3.45    $  2.75
      Discontinued operations. .                  --         --         (.03)
      Extraordinary items. . . .                  --         (.05)      (.06)
      Cumulative effect of accounting changes. .  --         --        (1.89)
          Net income . . . . . .                $ 3.28     $ 3.40    $   .77

Fully Diluted Earnings**
   Income from continuing operations            $177.7     $186.0    $148.4
   Dividends on non-convertible preferred stock.  (5.1)      (5.1)     (5.1)
   Net interest expense related to convertible debt --       --          .1
   Income from continuing operations as adjusted  72.6      180.9     143.4
   Income (loss) from discontinued operations.     --         --       (1.4)
   Extraordinary items . . . . .                   --        (2.8)     (3.1)
   Cumulative effect of accounting changes . .     --         --      (98.6)
      Net income as adjusted . .                $172.6     $178.1    $ 40.3

   Shares*
      Weighted average number of
         common shares outstanding . . .         52.6      52.5      52.1
      Assuming conversion of convertible
         preferred stock and convertible debt. .   .3      .3         .4
      Weighted average number of common shares
         outstanding as adjusted . . . .         52.9      52.8     52.5

   Fully diluted earnings per common share:
      Continuing operations. . .              $ 3.26     $ 3.43    $ 2.73
      Discontinued operations. .                --         --        (.03)
      Extraordinary items. . . .                --         (.05)     (.06)
      Cumulative effect of accounting changes.  --         --       (1.87)
         Net income. . . . . . .              $ 3.26     $ 3.38    $  .77

  *                             Restated to give effect to 2-for-1 common stock split in 1993.
**   This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.






















                                EXHIBIT 12

                                                           Exhibit 12

BENEFICIAL CORPORATION AND CONSOLIDATED SUBSIDIARI   ES
RATIO OF EARNINGS TO FIXED CHARGES
(Continuing Operations Only)

                            Years Ended December 31
                                        1994      1993       1992      1991     1990
                                                      (in millions)
 Income from continuing operations .$  177.7   $  186.0  $  148.4   $  150.1  $  117.3
    Add provision for income taxes .   148.4      129.2     103.2      110.2      83.7
                                       326.1      315.2     251.6      260.3     201.0
 Fixed charges:
    Interest . . . . . .               673.6      633.2     642.7      679.6     646.0
    Interest factor portion of rentals  16.3       15.8      15.7       15.4      14.8
       Total fixed charges . . .       689.9      649.0     658.4      695.0     660.8

 Earnings before income taxes
    and fixed charges. .            $1,016.0    $ 964.2   $ 910.0    $ 955.3  $  861.8

 Ratio of earnings to fixed charges.    1.47      1.49      1.38       1.37      1.30





















                                EXHIBIT 21

                                            LIST OF BENEFICIAL CORPORATION SUBSIDIARIES              12/31/94
                              COMPRISING THE FINANCE DIVISION



               Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

Bencharge Credit Service Holding Company                                        DE
  301 North Walnut St., Wilmington, DE 19801

    Bencharge Credit Service, Inc.                                                   DE
      4012 West 79th St., Chicago, IL 60652
    Bencharge Credit Service of America, Inc.                              DE
      301 North Walnut St., Wilmington, DE 19801
    Bencharge Credit Service of Indiana, Inc.                                        DE
      2302 E. S. County Line Road, Indianapolis, IN 46227
    Bencharge Credit Service of Kansas, Inc.                                         DE
      Capitol Hills Shops, 400 SW 29th St., Ste. L.,
      Topeka, KS 66611
    Beneficial Credit Services of Alabama Inc.                             DE
      Stadium Plaza, 1833 Stadium Dr., Ste. 15
      Phenix City, AL  36867
    Beneficial Credit Services of Connecticut Inc.                              DE
      926 Main St., East Hartford, CT 06108
    Beneficial Credit Services of Mississippi Inc.                              DE
      2310 Highway 80 W., Jackson, MS  39204
    Beneficial Credit Services of South Carolina Inc.                           DE
      1660 Sam Ritterburg Blvd., Charleston, SC 29407


Beneficial Alabama Inc.                                          AL
  Stadium Plaza, 1833 Stadium Dr., Ste. 15
  Phenix City, AL  36867
Beneficial Arizona Inc.                                          DE
  7315 North Oracle Road, Ste. 107, Tucson, AZ  85704
Beneficial California Inc.                                            DE
  5522 N. Figueroa St., Los Angeles, CA  90042
Beneficial Colorado Inc.                                         DE
  3200 South Wadsworth Blvd., Lakewood, CO  80227
Beneficial Connecticut Inc.                                      DE
  926 Main St., East Hartford, CT  06108
Beneficial Delaware Inc.                                         DE
  514 Jefferic Blvd., Unit 1, Dover, DE 19901
Beneficial Florida Inc.                                          DE
  4004 S. University Blvd., Jacksonville, FL 32216

    Beneficial Mortgage Co. of Florida                                DE
      4004 S. University Blvd., Jacksonville, FL 32216

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

Beneficial Georgia Inc.                                          DE
  700 North Main St., Ste. 10, Alpharetta, GA 30201
Beneficial Hawaii Inc.                                           DE
  James Campbell Bldg., 826 Ft. Street Mall,
  Honolulu, HI  96813

Beneficial Idaho Inc.                                            DE
  1003 Vista Ave., Boise, ID  83709
Beneficial Illinois Inc.                                         DE
  4012 West 79th St., Chicago, IL  60652
Beneficial Indiana Inc.                                          DE
  812 State Road, 9 South, Anderson, IN  46012
Beneficial Iowa Inc.                                             IA
  301 North Walnut St., Wilmington, DE 19801
Beneficial Kansas Inc.                                           KS
  Capitol Hills Shops, 400 SW 29th St., Ste. L,
  Topeka, KS 66611
Beneficial Kentucky Inc.                                         DE
  8512 Preston Hwy., Louisville, KY  40219
Beneficial Louisiana Inc.                                             DE
  11439 Florida Blvd., Baton Rouge, LA  70815
Beneficial Maryland Inc.                                         DE
  79 Forest Dr., Annapolis, MD  21401
Beneficial Massachusetts Inc.                                    DE
  Gr. Fl., 236 Cabot St., Beverly, MA  01915
Beneficial Michigan Inc.                                         DE
  12900 Hall Road., Ste. 190, Sterling Hts., MI 48313
Beneficial Minnesota Inc.                                             DE
  5180 Central Ave., NE Columbia Heights, MN 55421
Beneficial Mississippi Inc.                                      DE
  2310 Highway 80 W., Jackson, MS  39204
Beneficial Missouri, Inc.                                             DE
  2219 C Missouri Blvd., Jefferson City, MO  65109
Beneficial Montana Inc.                                          DE
  1520 3rd St., NW, Ste. A,
  Great Falls, MT 59404
Beneficial Nebraska Inc.                                         NE
  5005 O Street, Lincoln, NE  68510
Beneficial Nevada Inc.                                           DE
  1055 South Wells, Ste. 115, Reno, NV  89502
Beneficial New Hampshire Inc.                                    DE
  45 S. Main St., Concord, NH  03301
Beneficial New Jersey Inc.                                       DE
  146 South Street, Morristown, NJ  07960
Beneficial New Mexico Inc.                                       DE
  7200 Montgomery Blvd, NE, Ste. B 3-4,
  Albuquerque, NM 87109

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

Beneficial North Carolina Inc.                                        DE
  6300 - 170 Creedmoor Road
  Raleigh, NC  27612
Beneficial Oklahoma Inc.                                         DE
  6935 South Lewis, Tulsa, OK  74136
Beneficial Oregon Inc.                                           DE
  3671 SW Hall St., Beaverton, OR  97005
Beneficial Rhode Island Inc.                                     DE
  457 Main St., East Greenwich, RI  02818
Beneficial South Carolina Inc.                                        DE
  1660 Sam Ritterburg Blvd., Charleston, SC  29407
Beneficial Tennessee Inc.                                             TN
  3802 B Nolensville Rd., Nashville, TN 37211
Beneficial Texas Inc.                                            TX
  6406 N. 1 H-35, Lincoln Village Shopping Center
  Austin, TX 78752
Beneficial Utah Inc.                                             DE
  1741 West 7800 South, West Jordan, UT  84088
Beneficial Virginia Inc.                                         DE
  10175 Hull Street Road, Midlothian, VA  23112
Beneficial Washington Inc.                                       DE
  2111 N. Northgate Way, Seattle, WA  98133
Beneficial West Virginia, Inc.                                        WV
  100 Lee Street West, Charleston, WV 25302
Beneficial Wisconsin Inc.                                             DE
  11102 West National Ave., West Allis, WI 53227


Beneficial Commercial Holding Corporation                             DE
   301 North Walnut St., Wilmington, DE 19801

     Beneficial Commercial Corporation                                DE
       200 Beneficial Center, Peapack, NJ 07977
       *same as above, Lee J. Grenci

          Beneficial Finance Leasing Corporation                           DE
            200 Beneficial Center, Peapack, NJ 07977
            *same as above, Lee J. Grenci

          Beneficial Leasing Group, Inc.                                   DE
            200 Beneficial Center, Peapack, NJ 07977
            *same as above, Lee J. Grenci

              Neil Corporation                                             DE
                200 Beneficial Center, Peapack, NJ 07977
                *same as above, Lee J. Grenci
              Silliman Corporation DE
                200 Beneficial Center, Peapack, NJ 07977
                *same as above, Lee J. Grenci

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

Beneficial Consumer Discount Company                                            PA
  3368 Paxton St., Scottsdale Plaza
  Harrisburg, PA  17111
Beneficial Discount Co. of Virginia                                             DE
  10175 Hull Street Road, Midlothian, VA 23113
Beneficial Finance Co. of West Virginia                                              DE
  100 Lee Street West, Charleston, WV 25302
Beneficial Finance Services, Inc.                                                    KS
  8771 W. 95th St., Overland Park, KS  66204
Beneficial Income Tax Service Holding Co., Inc.                                 DE
  301 North Walnut St., Wilmington, DE 19801

   Beneficial Tax Masters Inc.                                        DE
     301 North Walnut St., Wilmington, DE 19801


Beneficial Industrial Loan Company of Kentucky                                  DE
  8512 Preston Hwy., Louisville, KY 40219

Beneficial Investment Co.                                                            DE
  301 North Walnut St., Wilmington, DE 19801

   B B Credit Corp.                                         DE
     301 North Walnut St., Wilmington, DE 19801
   Beneficial Credit Services of New York, Inc.                                      DE
     622 Yonkers Ave., Yonkers, NY  10704
   Beneficial New York Inc.                                                          NY
     622 Yonkers Ave., Yonkers, NY 10704
   Beneficial Homeowner Service Corporation                                     DE
     622 Yonkers Ave., Yonkers, NY  10704

Beneficial Homeowners Inc.                                       DE
  301 North Walnut St., Wilmington, DE 19801

Beneficial Loan & Thrift Co.                                                         MN
  5180 Central Ave., NE.
  Columbia Heights, MN  55421

Beneficial Mortgage Holding Company                                   DE
  301 North Walnut St., Wimington, DE  19801

  Beneficial Excess Servicing Inc.                                    DE
    301 North Walnut St., Wilmington, DE 19801
    *same as above, Elizabeth A. Dawson
  Beneficial Home Mortgage Loan Corp.                                 DE
    457 Main St., East Greenwich, RI  02818
  Beneficial Mortgage Co. of Arizona                                  DE
    7315 North Oracle Road, Ste. 107, Tucson, AZ  85704

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

  Beneficial Mortgage Co. of Colorado                                 DE
    3200 South Wadsworth Blvd., Lakewood, CO  80227
  Beneficial Mortgage Co. of Connecticut                                   DE
    926 Main St., East Hartford, CT  06108
  Beneficial Mortgage Co. of Georgia                                  DE
    700 North Main Street, Ste. 10
    Alpharetta, GA 30201
  Beneficial Mortgage Co. of Idaho                                    DE
    1003 Vista Ave., Boise, ID  83709
  Beneficial Mortgage Co. of Indiana                                  DE
    812 State Road, 9 South, Anderson, IN  46012
Beneficial Mortgage Co. of Kansas, Inc.                               DE
    Capitol Hills Shops, 400 SW 29th St., Ste. L,
    Topeka, KS 66611
  Beneficial Mortgage Co. of Louisiana                                DE
    11439 Florida Blvd., Baton Rouge, LA  70815
  Beneficial Mortgage Co. of Maryland                                 DE
    79 Forest Dr., Annapolis, MD  21401
  Beneficial Mortgage Co. of Massachusetts                                 DE
    Gr. Fl., 236 Cabot St., Beverly, MA  01915
  Beneficial Mortgage Co. of Mississippi                                   DE
    2310 Highway 80 W., Jackson, MS  39204
  Beneficial Mortgage Co. of Missouri, Inc                            .    DE
    2219 C Missouri Blvd., Jefferson City, MO  65109
  Beneficial Mortgage Co. of Nevada                                   DE
    1055 South Wells, Ste. 115, Reno, NV  89502
  Beneficial Mortgage Co. of New Hampshire                            DE
    45 S. Main St., Concord, NH  03301
  Beneficial Mortgage Co. of North Carolina                           DE
    6300 - 170 Creedmoor Road
    Raleigh, NC  27612
  Beneficial Mortgage Co. of Oklahoma                                 DE
    6935 South Lewis, Tulsa, OK  74136
  Beneficial Mortgage Co. of Rhode Island                                  DE
    457 Main St., East Greenwich, RI  02818
  Beneficial Mortgage Co. of South Carolina                                DE
    1660 Sam Ritterburg Blvd., Charleston, SC  29407
  Beneficial Mortgage Co. of Texas                                    DE
    6406 N. 1 H-35, Lincoln Village Shopping Center
    Austin, TX 78752
  Beneficial Mortgage Co. of Utah                                     DE
    1741 West 7800 South, West Jordan, UT  84088
  Beneficial Mortgage Co. of Virginia                                 DE
    10175 Hull Street Road, Midlothian, VA  23112

Beneficial Savings Bank, FSB                                     A
  430 Knights Run Ave., Tampa, FL 33602                                              Federal
  *same as above, Andrea J. Kaplan                                                       Savings Bank

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

    Beneficial Service Corporation                                    DE
      430 Knights Run Ave., Tampa, FL 33602

Benevest Group Inc.                                         DE
  140 E. Commonwealth Ave., Fullerton, CA 92632

  BEC Trust Deed Service Inc.                                    DE
    140 E. Commonwealth Ave., Fullerton, CA 92632

  Benevest Escrow Company                                                            DE
    140 E. Commonwealth Ave., Fullerton, CA 92632

Benevest Service Company                                    DE
    140 E. Commonwealth Ave., Fullerton, CA 92632

  Benevest Services, Inc.                                             WA
    2111 N. Northgate Way, Seattle, WA  98133


Alabama Properties, Inc.                                         DE
  200 Beneficial Center, Peapack, NJ  07977
  *same as above, James D. Warren
  Owns real estate in the District of Columbia
  and State of Colorado

BMC Holding Company                                         DE
  301 North Walnut St., Wilmington, DE 19801
  *same as above, Janice L. Lewis

  Beneficial Mortgage Corporation                                                    DE
    301 North Walnut St., Wilmington, DE  19801
    *same as above, Janice L. Lewis

Beneficial Finance Limited                                       UK
  Beneficial House, Easthampstead Road,
  Bracknell, Berkshire, RG12 1NS
  *same as above, Anthony Lee

Beneficial Insurance Group Holding Company                                      DE
  301 North Walnut St., Wilmington, DE 19801
  *same as above, Elizabeth A. Dawson

  BFC Agency, Inc.                                                                        DE
    400 Beneficial Center, Peapack, NJ  07977
    *same as above, Leonard Fisher
    Acts as an insurance agency

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

  BFC Insurance Agency of America                                                    WY
    400 Beneficial Center, Peapack, NJ 07977
    *same as above, Leonard Fisher
    Acts as an insurance agency

       Beneficial Bank Public Limited Company                              UK ***
         Beneficial House, Easthampstead Road
         Bracknell, Berkshire, RG12 1NS
         *same as above, Anthony Lee
         Operates in the banking field in the
         United Kingdom

Beneficial Financial Services Limited                                 UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              *same as above, Anthony Lee
              Performs services for Beneficial Bank Public
              Limited Company

            Beneficial Financing Limited                                   UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              *same as above, Anthony Lee,
              Performs services for Beneficial Bank Public
              Limited Company

            Beneficial Leasing Limited                                     UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              *same as above, Anthony Lee
              Performs services for Beneficial Bank Public
              Limited Company

            Beneficial Trust Investments Limited                           UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              * same as above, Anthony Lee
              Performs services for Beneficial Bank Public
              Limited Company

            Beneficial Trust (Guernsey) Limited                                 UK
              *Rysaffe International Services Ltd.
              La Tonnelle House, Les Banques, St. Sampson,
              Guernsey, Channel Islands
              Performs services for Beneficial Bank Public
              Limited Company

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

            Beneficial Trust (Jersey) Limited                                   UK
              *Rysaffe International Services Ltd.
              La Tonnelle House, Les Banques, St. Sampson,
              Guernsey, Channel Islands
              Performs services for Beneficial Bank Public
              Limited Company

            Beneficial Trust Nominees Limited                                   UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              *same as above, Anthony Lee
              Performs services for Beneficial Bank Public
              Limited Company

Security Trust Limited                                           UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              *same as above, Anthony Lee
              Performs services for Beneficial Bank Public
              Limited Company

            Sterling Credit Limited                                             UK
              Abbey Gardens, 6 Abbey Street, Reading,
              Berkshire RG1 3BA, Eng.
              *Anthony Lee, 6th Floor, Beneficial
              House, Easthampstead Road, Bracknell,
              Berkshire, RG12 1NS
              Engages in making Second Mortgage
              Consumer Loans.

            Sterling Credit Management Limited                             UK
              Abbey Gardens, 4 Abbey Street, Reading,
              Berkshire RG1 3BA, England
              *Anthony Lee, Beneficial House,
              Easthampstead Road, Bracknell,
              Berkshire, RG12 1NS
              Engages in Managing and Collecting Loan
              Portfolios of Third Parties.

            The Loan Corporation Limited                                   UK
              Abbey Gardens, 6 Abbey Street, Reading,
              Berkshire RG1 3BA, England
              *Anthony Lee, Beneficial House,
              Easthampstead Road., Bracknell,
              Berkshire, RG 12 1NS, England
              Performs a Loan Broker Service for Sterling
              Bank & Trust Limited

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

       Beneficial Canada Holdings Inc.                                                     Canada
         8500 Leslie St., Ste. 600,
         Thornhill, Ont., Canada
         *same as above, Jean A. Bedard
         A holding company

            Beneficial Canada Inc.                                                         Canada
              8500 Leslie St., Ste. 600
              Thornhill, Ont., Canada
              *same as above, Jean A. Bedard
              Engaged in the business of making
              consumer loans to individuals, purchasing
              installment sales contracts, evidencing time
              sales of merchandise on services and related
              activities in Canada

Beneficial Realty Ltd.                                                                Canada
              8500 Leslie St., Ste. 600
              Thornhill, Ont., Canada
              *same as above, Jean A Bedard
              Engaged in the business of second mortgage
              loans.

       BFK Bank A.G.                                                                       Germany
         Augustenstrasse 7
         7000 Stuttgart 1, Germany
         *Dr. Klaus A. Gerstenmaier, Lenzhalde 83,
         7000, Stuttgart 1, Germany
         Engaged in consumer loans in Germany

           Beneficial Corporation Agency GMBH                                         Germany
             Augustenstrasse 7
             7000 Stuttgart 1, Germany
             *Dr. Klaus A. Gerstenmaier, Lenzhalde 83,
             7000, Stuttgart 1, Germany
             Engaged in consumer loans in Germany

        Extracard Corp.                                     DE
          301 North Walnut St., Wilmington, DE  19801
          *same as above, Elizabeth A. Dawson
           Engage in any lawful acts or activities for
           which corporations may be organized under the
           General Corporation Law of Delaware.

  BFC Insurance Agency of Nevada                                                     NV
    301 N. Walnut St., Wilmington, DE  19801
    *same as above, Elizabeth A. Dawson
    Acts as an insurance agency

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

  Beneficial Insurance Group, Inc.                                              DE
    400 Beneficial Center, Peapack, NJ  07977
    *same as above, Leonard Fisher
    A management company

  Central Lloyds Management Corporation                               TX
    205 East 10th St., Amarillo, TX  79101
    *Patrick A. Cozza, 400 Beneficial Center
    Peapack, NJ 07977

  Service Administrators, Inc. (USA)                                                 CO
    205 E. 10th St., Amarillo, TX  79101
    *400 Beneficial Center, Peapack, NJ  07977
     Leonard Fisher

  Service General Insurance Company                                   OH**
    400 Beneficial Center, Peapack, NJ  07977
    *same as above, Leonard Fisher

      Beneficial Ohio Inc.                                            DE
        5025 Arlington Centre Blvd., Columbus, OH  43220

      Beneficial Mortgage Co. of Ohio                                 DE
         5025 Arlington Centre Blvd., Columbus, OH 43220

      Service Management Corporation                                  OH
         400 Beneficial Center, Peapack, NJ  07977
         *same as above, Leonard Fisher

           B.I.G. Insurance Agency, Inc.                                   OH
             400 Beneficial Center, Peapack, NJ  07977
             *same as above, Leonard Fisher

  The Central National Life Insurance Company of Omaha                     NE
    400 Beneficial Center, Peapack, NJ  07977
    *same as above, Leonard Fisher
    Full line life, accident and health insurance company

      The Central National Life Insurance Company                          NJ
         400 Beneficial Center, Peapack, NJ  07977
         *same as above, Leonard Fisher

      First Central National Life Insurance Company                             NY
        of New York
          400 Beneficial Center, Peapack, NJ 07977
          *same as above, Leonard Fisher

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

  Wesco Insurance Company                                                       DE
    400 Beneficial Center, Peapack, NJ  07977
    *Elizabeth A. Dawson, 301 N. Walnut St.
     Wilmington, DE  19801
    Selling non-filing insurance in Delaware

     Southwest Texas General Agency, Inc.                                  TX
       205 East 10th St., Amarillo, TX  79101
       *same as above, Leah Kelley

Beneficial Land Company, Inc.                                                        NJ
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, James D. Warren, Esq.
  Owns real estate in the Borough of Peapack &
  Gladstone, NJ

Beneficial Management Corporation                                                    DE
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, James D. Warren, Esq.
  Provides Management, Accounting Services and
  Advertising for Affiliates.

     Beneficial Management Institute, Inc.                                           NY
       200 Beneficial Center, Peapack, NJ 07977
       *same as above, James D. Warren, Esq.

Beneficial Management Corporation of America                                    DE
  301 North Walnut St., Wilmington, DE  19801
  *same as above, Janice L. Lewis
  Management companies providing supervision, audit,
  legal, training and other services for financial
  and other subsidiaries, at cost

      Beneficial Franchise Company Inc.                               DE
        301 North Walnut St., Wilmington, DE 19801
        *same as above, Elizabeth A. Dawson
        Engages in the Management and Ownership of
        Trademarks and Patents.

Beneficial Management Headquarters, Inc.                                        NJ
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, James D. Warren, Esq.
  Owns real estate in Peapack and Gladstone Borough, NJ
  and Bedminster Township, NJ

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

Beneficial Facilities Corporation                                          NJ
         200 Beneficial Center, Peapack, NJ  07977
         *same as above James D. Warren, Esq.
         Owns real estate in Peapack and Gladstone
         Borough, NJ

Beneficial National Bank                                                                 National **
  1300 Market Street, Wilmington, DE 19801                                     Banking Assoc
  *same as above, Kevin T. Peck, Esq.
  A commercial bank doing business in the State of Delaware

       Beneficial Service Corporation of Delaware                          DE
         1300 Market Street, Wilmington, DE 19801
         To sell Insurance on behalf of its Parent
         Corporation

Beneficial National Bank USA                                                              National
  100 Beneficial Center, Peapack, NJ 07977                                     Banking Assoc
  *Wheeler K. Neff, Esq., 301 North Walnut St.                             (DE)
  Wilmington, DE 19801
  A private label credit card operation

       Beneficial Service Corporation of New Jersey                             DE
         100 Beneficial Center, Peapack, NJ 07977
         To sell Insurance on behalf of its Parent
         Corporation.

Beneficial Real Estate Company, Inc.                                                 NJ
  200 Beneficial Center, Peapack, NJ  07977
  *same as above, James D. Warren, Esq.
  Owns real estate in Peapack and Gladstone Borough, NJ

Beneficial Securities, Inc.                                                          DE
  300 Beneficial Center Peapack, NJ 07977
  *same as above Samuel F. McMillan
  Sale of securities

Beneficial Technology Corporation                                               DE
  500 Beneficial Center, Peapack, NJ  07977
  *same as above, Peter R. Callas
  Performs data processing services for finance and
  other subsidiaries

Bon Secour Properties Inc.                                       AL
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, James D. Warren, Esq.
  Owns real estate in Peapack and Gladstone Borough, NJ

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

Capital Financial Services Inc.                                       NV
  5025 Arlington Centre Blvd, Columbus, OH  43220

Corporate Security Engineering Services, Inc.                                   NJ
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, James D. Warren, Esq.
  Engaged in the business of designing security
  and life safety systems for commercial use

FlashTax, Inc.                                                   CA
  29-B Technology Dr., Irvine, CA 92718
  *Joseph C. Agosta, 400 Beneficial Center
  Peapack, NJ 07977
  Provides a full range of electronic filing services
  to tax preparation firms serving individual taxpayers

Garrison Platt Properties Inc.                                        FL
  301 North Walnut Street
  Wilmington, DE  19801
  *same as above, Eileen F. Caulfield, Esq.
  Owns real estate in Tampa, FL

Harbour Island Inc.                                                                       FL
  424 Knights Run Avenue
  Tampa, FL  33602
  *Eileen F. Caulfield, Esq., 301 North Walnut St.,
  Wilmington, DE  19801
  Oversees the development of a piece of
  real estate in Florida and all activities
  related thereto

Harbour Island Property Management Inc.                               FL
       Harbour Island Security Co., Inc.                                   FL
       H I Venture One, Inc.                                                    FL
       H I Venture Three, Inc.                                                  FL
       H I Venture Four, Inc.                                              FL
       Tampa Island Transit Company, Inc.                                  FL
       All the above, 424 Knights Run Avenue
       Tampa, FL  33602
       *Eileen F. Caulfield, Esq., 301 North Walnut St.,
       Wilmington, DE 19801

Personal Mortgage Holding Company                                DE
  301 North Walnut St., Wilmington, DE 19801

       Personal Mortgage Corporation                                  DE
         100 Business Center Dr., Hwy. 22,
         Brewster, NY 10509

          Name of Subsidiary                                                           State
                         and                                                                       of
               Principal Place of Business                                       Incorporation

Southern Trust Company                                                               DE
  301 North Walnut St., Wilmington, DE 19801
  *same as above, Elizabeth A. Dawson
  Acts as transfer agent for certain subsidiaries of
  Beneficial Corporation

Southwest Beneficial Finance, Inc.                                                   IL
  301 North Walnut St., Wilmington, DE  19801

Wasco Properties, Inc.                                           DE
  301 North Walnut St.,
  Wilmington, DE 19801
  *same as above, Eileen F. Caulfield, Esq.
  Holds real estate

       Beneficial Real Estate Joint Ventures, Inc.                              DE
         301 North Walnut St., Wilmington, DE 19801
         *same as above, Elizabeth A. Dawson

     * Minutes of company kept at this address
    ** Remaining shares are Directors' qualifying shares
   *** Remaining shares are owned by Beneficial Corporation

NOTE: Except where otherwise stated, minutes of the companies are kept by
     Janice L. Lewis, 301 North Walnut St., Wilmington,
     Delaware 19801.

                                                       12/31/94

                                                            State of
          INACTIVE CORPORATIONS                                  Incorporation

Beneficial Business Credit Corp.                                      DE

Beneficial Credit Corp.                                          DE

Beneficial Credit Services Inc.                                       DE

Beneficial Finance Co                                       .    DE

Beneficial Finance Co. of Alaska                                                DE

Beneficial Finance Co. of Canada                                                     Canada

Beneficial Finance Co. of Columbia                                         DC

Beneficial Finance Co. of Maine                                                 ME

Beneficial Financial Center, Inc.                                     DE

Beneficial Marketing Corporation                                      OH

Beneficial North Dakota Inc.                                                         DE

Beneficial PayNet Systems, Inc.                                       DE

Beneficial South Dakota Inc.                                     DE

Beneficial Systems Development Corporation                            DE

Beneficial Vermont Inc.                                          DE

Beneficial Wyoming Inc.                                          WY

Capital Credit Services Inc.                                     DE

Guaranty and Indemnity Insurance Company                                        DE

Personal Finance Company, Inc.                                                  NY

Sterling Mortgages Limited                                       UK






















                                EXHIBIT 23

INDEPENDENT AUDITORS  CONSENT


     We  consent  to  the  incorporation  by  reference  in Registration  Statements  No.  33-51833  and  No.
33-57541 on Form S-3 and Registration Statements No. 2-83019, No. 33-13708 and No. 2-83020 on Form S-8 of our
report dated January 31, 1995 appearing in this Annual Report on Form 10-K of Beneficial Corporation for the year ended
December 31, 1994.



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 21, 1995





















                                EXHIBIT 24


                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY  THESE PRESENTS:  THAT I, CHARLES W. BOWER, a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this   10th   day of March, 1995.





                                /s/ CHARLES W. BOWER
                                CHARLES W. BOWER

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY THESE PRESENTS:  THAT I, ROBERT C. CANNADA, a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    9th    day of March, 1995.






                                /s/ ROBERT C. CANNADA
                                ROBERT C. CANNADA

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS:  THAT I, FINN M. W. CASPERSEN, a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1995 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    10th    day of March, 1995.





                                /s/ FINN M. W. CASPERSEN
                                FINN M. W. CASPERSEN

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY  THESE  PRESENTS:  THAT I, LEONARD S. COLEMAN, JR., a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this   15th   day of March, 1995.





                                /s/ LEONARD S. COLEMAN, JR.
                                LEONARD S. COLEMAN, JR.

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY  THESE  PRESENTS:  THAT I, DAVID J. FARRIS, a Director of Beneficial Corporation,
One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS, officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K  for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    9th    day of March, 1995.





                                /s/ DAVID J. FARRIS
                                DAVID J. FARRIS

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS:  THAT I, JAMES H. GILLIAM,  JR., a Director of Beneficial
Corporation, One Christina Centre, 301 North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and  appoint  ANDREW  C.  HALVORSEN  and  RONALD  E. BOMBOLIS, officers of the Company, or either of them, with full power to  act  without  the  other,  my true and lawful attorney-in-fact or agent for me and in  my  name,  place  and  stead,  in  any  and  all capacities,  to  sign  the  Annual Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to the Securities Exchange  Act of  1934,  as  amended,  and  any  amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with  the  Securities and Exchange Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    9th    day of March, 1995.





                                /s/ JAMES H. GILLIAM, JR.
                                JAMES H. GILLIAM, JR.

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS:  THAT I, ANDREW C. HALVORSEN,  a Director  of  Beneficial
Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do  hereby make,  constitute  and  appoint  JAMES  H. GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or either of them, with full power to act without the other, my  true  and  lawful  attorney-in-fact  or agent  for  me  and in  my  name,  place  and  stead, in any and all capacities, to sign the Annual Report on Form  10-K  for  the  fiscal year ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and  any  amendment  thereto, to  be  filed  by Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    9th    day of March, 1995.





                                /s/ ANDREW C. HALVORSEN
                                ANDREW C. HALVORSEN

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS:  THAT I, ROLAND A. HERNANDEZ,  a Director  of  Beneficial
Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do  hereby make,  constitute  and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS,
officers of the Company, or any of  them, with  full  power  to  act  without  the  others,  my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any  and  all  capacities, to sign the Annual Report on Form
10-K for the fiscal year ended December 31, 1994 pursuant  to  the  Securities Exchange  Act  of  1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a  Delaware  corporation,  with  the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    11th    day of March, 1995.





                                /s/ ROLAND A. HERNANDEZ
                                ROLAND A. HERNANDEZ

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY THESE PRESENTS:  THAT I, J. ROBERT HILLIER, a Director of Beneficial Corporation,
One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS, officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K  for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    9th    day of March, 1995.





                                /s/ J. ROBERT HILLIER
                                J. ROBERT HILLIER

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY  THESE  PRESENTS:   THAT I, GERALD L. HOLM, a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    13th    day of March, 1995.





                                /s/ GERALD L. HOLM
                                GERALD L. HOLM

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS:   THAT  I,  THOMAS  H.  KEAN,  a Director  of  Beneficial
Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do  hereby make,  constitute  and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS,
officers of the Company, or any of  them, with  full  power  to  act  without  the  others,  my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any  and  all  capacities, to sign the Annual Report on Form
10-K for the fiscal year ended December 31, 1994 pursuant  to  the  Securities Exchange  Act  of  1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a  Delaware  corporation,  with  the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this   19th    day of March, 1995.





                                /s/ THOMAS H. KEAN
                                THOMAS H. KEAN

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY  THESE  PRESENTS:   THAT  I, STEVEN MULLER, a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    10th    day of March, 1995.





                                /s/ STEVEN MULLER
                                STEVEN MULLER

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS:  THAT I,  SUSAN  JULIA  ROSS,  a Director  of  Beneficial
Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do  hereby make,  constitute  and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS,
officers of the Company, or any of  them, with  full  power  to  act  without  the  others,  my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any  and  all  capacities, to sign the Annual Report on Form
10-K for the fiscal year ended December 31, 1994 pursuant  to  the  Securities Exchange  Act  of  1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a  Delaware  corporation,  with  the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this   15th   day of March, 1995.





                                /s/ SUSAN JULIA ROSS
                                SUSAN JULIA ROSS

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY  THESE PRESENTS:  THAT I, ROBERT A. TUCKER, a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    14th    day of March, 1995.





                                /s/ ROBERT A TUCKER
                                ROBERT A. TUCKER

                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS:  THAT I,  SUSAN  M.  WACHTER,  a Director  of  Beneficial
Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do  hereby make,  constitute  and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS,
officers of the Company, or any of  them, with  full  power  to  act  without  the  others,  my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any  and  all  capacities, to sign the Annual Report on Form
10-K for the fiscal year ended December 31, 1994 pursuant  to  the  Securities Exchange  Act  of  1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a  Delaware  corporation,  with  the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    9th    day of March, 1995.





                                /s/ SUSAN M. WACHTER
                                SUSAN M. WACHTER

                             POWER OF ATTORNEY

     KNOW  ALL MEN BY THESE PRESENTS:  THAT I, CHARLES H. WATTS, II a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this    13th    day of March, 1995.





                                /s/ CHARLES H. WATTS, II
                                CHARLES H. WATTS, II

                             POWER OF ATTORNEY

     KNOW  ALL  MEN  BY  THESE PRESENTS:  THAT I, K. MARTIN WORTHY, a Director of Beneficial
Corporation, One Christina Centre,  301  North Walnut  Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES  H.  GILLIAM, JR.  and RONALD E. BOMBOLIS,
officers of the Company, or any of them, with full power to  act  without  the  others,  my  true  and  lawful attorney-in-
fact  or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on  Form  10-K for the  fiscal  year  ended December 31, 1994 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment  thereto,  to  be filed  by  Beneficial  Corporation,  a Delaware corporation, with the Securities and Exchange
Commission.

     IN WITNESS WHEREOF, I have hereunto set my hand this 18th   day of March, 1995.





                                /s/ K. MARTIN WORTHY
                                K. MARTIN WORTHY




















                                EXHIBIT 99


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549




FORM 11-K



(Mark One)
X  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 1994


 OR


   TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the period from                                                      to




Commission file number 1-1177





BENEFICIAL THRIFT PLAN
                         (Full Title of the Plan)




                          BENEFICIAL CORPORATION
                           One Christina Centre
                          301 North Walnut Street
                       Wilmington Delaware
(Name of Issuer Under the Plan)

                           All funds remitted by members of the Beneficial Thrift Plan constitute direct loans to Beneficial
Corporation by such members.  Such funds are immediately available for use in its business and that of its subsidiaries and are not invested by the Trustees for the account of such members.  Account balances are unsecured general obligations of Beneficial Corporation.

Financial Statements

     The financial statements of Beneficial Corporation included in Item 14 of the attached Form 10-K are incorporated herein by reference.



