Form 10-Q
period 1995-03-31
BENEFICIAL CORP
filed 1995-05-12
CIK 8960







                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-Q

     (Mark One)
  x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1995

                                           OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

   For the transition period from                          to

                             Commission file number 1-1177

                                 BENEFICIAL CORPORATION
                 (Exact name of registrant as specified in its charter)

Delaware                            51-0003820
(State of incorporation)            (I.R.S. Employer Identification No.)

301 North Walnut Street
Wilmington, Delaware                19801
(Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code:  (302) 425-2500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X       No

At April 28, 1995, the number of shares outstanding of the registrant's common stock was 52,880,128.










PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENEFICIAL CORPORATION AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET
          (in millions)
                                                           March 31,  December 31,
                                                              1995        1994
ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .   $   853.0$   189.5
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  .    11,603.8 12,322.6
  Allowance for Credit Losses (Note 3)  .  .  .  .  .  .      (344.8)  (331.6)
     Net Finance Receivables.  .  .  .  .  .  .  .  .  .    11,259.0 11,991.0
Investment Securities (Note 4) .  .  .  .  .  .  .  .  .     1,373.9  1,306.3
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .       184.9    185.9
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,007.5    703.9

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .   $14,678.3$14,376.6


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 5) .  .  .  .  .  .  .  .  .  .  .   $ 3,218.2$ 3,473.9
Deposits Payable (includes employee thrift deposits).  .       735.6    654.4
Long-Term Debt (Note 6)  .  .  .  .  .  .  .  .  .  .  .     7,591.8  7,324.8
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  .    11,545.6 11,453.1
Accounts Payable and Accrued Liabilities.  .  .  .  .  .       594.7    438.5
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .     1,121.9  1,084.7
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  .    13,262.2 12,976.3

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .       114.9    114.9
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .        52.8     52.5
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .       256.9    246.5
  Net Unrealized Loss on Investment Securities.  .  .  .        (2.4)    (8.8)
  Accumulated Foreign Currency Translation Adjustments .       (44.7)   (47.0)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .     1,038.6  1,042.2

    Total Shareholders' Equity .  .  .  .  .  .  .  .  .     1,416.1  1,400.3

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .   $14,678.3$14,376.6

See Notes to Financial Statements.

                        BENEFICIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                        (in millions, except per share amounts)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1995       1994

REVENUE
  Finance Charges and Fees .  .  .  .  .  .  .  .  .  .  .     $491.6     $411.7
  Interest Expense.  .  .  .  .  .  .  .  .  .  .  .  .  .      212.2      159.7
    Lending Spread.  .  .  .  .  .  .  .  .  .  .  .  .  .      279.4      252.0
  Insurance Premiums .  .  .  .  .  .  .  .  .  .  .  .  .       41.7       36.0
  Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       26.9       89.5

      Total .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      348.0      377.5

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  .  .  .  .  .  .  .       99.3       86.4
  Insurance Benefits .  .  .  .  .  .  .  .  .  .  .  .  .       26.9       24.0
  Provision for Credit Losses .  .  .  .  .  .  .  .  .  .       51.7       47.3
  Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      135.0      114.8

      Total .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      312.9      272.5

Income Before Income Taxes .  .  .  .  .  .  .  .  .  .  .       35.1      105.0
Provision for Income Taxes .  .  .  .  .  .  .  .  .  .  .       14.4       44.1

NET INCOME  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $ 20.7     $ 60.9

EARNINGS PER COMMON SHARE  .  .  .  .  .  .  .  .  .  .  .     $  .37     $ 1.13

DIVIDENDS PER COMMON SHARE .  .  .  .  .  .  .  .  .  .  .     $  .43     $  .38

See Notes to Financial Statements.

                        BENEFICIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in millions)

                                                                Three Months Ended
                                                                     March 31,
                                                                    1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $  20.7   $ 60.9
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .    51.7     47.3
   Provision for Deferred Income Taxes  .  .  .  .  .  .  .  .    (9.5)   (12.5)
   Depreciation and Amortization  .  .  .  .  .  .  .  .  .  .    11.5     12.4
   Insurance Policy & Claim Reserves .  .  .  .  .  .  .  .  .    37.2     37.3
   Accounts Payable & Accrued Liabilities  .  .  .  .  .  .  .   156.2    121.9
     Net Cash Provided by Operating Activities.  .  .  .  .  .   267.8    267.3

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .  .    ..(2,115.6)(1,657.6)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .  .  .  . 1,771.8  1,411.6
 Receivables Securitized .  .  .  .  .  .  .  .  .  .  .  .  . 1,103.8    757.0
 Other Receivables, Net Change .  .  .  .  .  .  .  .  .  .  .  (288.6)   (52.1)
 Investment Securities Purchased  .  .  .  .  .  .  .  .  .  .   (88.8)  (129.3)
 Investment Securities Sold .  .  .  .  .  .  .  .  .  .  .  .     9.4      1.6
 Investment Securities Matured .  .  .  .  .  .  .  .  .  .  .    28.0     62.8
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (15.9)      .6
    Net Cash Provided by Investing Activities .  .  .  .  .  .   404.1    394.6

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .  .  .  .  (269.5)  (181.3)
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .  .  .  .    46.6    (18.7)
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .  .  .  .   846.9    345.1
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .  .  .  .  (608.1)  (614.1)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (24.3)   (21.5)
    Net Cash Used in Financing Activities  .  .  .  .  .  .  .    (8.4)  (490.5)

NET INCREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .  .  .  .   663.5    171.4
Cash and Equivalents at Beginning of Period.  .  .  .  .  .  .   189.5    181.9

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .  .  .  .$  853.0 $  353.3

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .$  134.6 $  103.9
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     3.2      1.5

See Notes to Financial Statements.

                        BENEFICIAL CORPORATION AND SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting policies used in the preparation of the unaudited quarterly financial statements are consistent with accounting policies described in the notes to financial statements contained in the
Company's 1994 Form 10-K to Shareholders.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.  Certain prior period amounts have been reclassified to conform with the 1995 presentation.  Interim results are not necessarily indicative of results for a full year.


2.   FINANCE RECEIVABLES

     Finance receivables consisted of the following (in millions):

                                                         March 31,    December 31,
                                                           1995          1994
     Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  .  .        $ 6,025.0     $ 6,859.5
       Personal Unsecured .  .  .  .  .  .  .  .          2,479.2       2,485.9
       Credit Cards .  .  .  .  .  .  .  .  .  .          2,174.1       2,061.7
       Sales Finance Contracts  .  .  .  .  .  .            822.3         810.4
       Commercial.  .  .  .  .  .  .  .  .  .  .            103.2         105.1
         Total Owned                                   11,603.8        12,322.6
     Receivables Sold with Servicing Retained
          (all real estate secured) .  .  .  .  .         1,628.3         630.4
     Total Owned and Serviced .  .  .  .  .  .  .       $13,232.1     $12,953.0


3.   ALLOWANCE FOR CREDIT LOSSES

     An analysis of the allowance for credit losses follows (in millions):

                                                                           1995
     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  .         $331.6
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  .          (50.8)
     Recoveries on Accounts Previously Charged Off .  .  .  .  .            8.6
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .           51.7
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            3.7
     Balance at March 31.  .  .  .  .  .  .  .  .  .  .  .  .  .         $344.8

BENEFICIAL CORPORATION AND SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT SECURITIES

     Investment securities were as follows (in millions):

                                   March 31, 1995          December 31, 1994
                              Carrying         Market     Carrying      Market
                               Value           Value       Value         Value
     AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate           $  315.8       $  315.8    $  267.1     $  267.1
         Mortgage-backed        126.8          126.8       121.6        121.6
         Municipal                3.9            3.9         3.8          3.8
         U.S. Government         75.6           75.6        62.7         62.7
         Foreign Government      37.2           37.2        34.9         34.9
                                559.3          559.3       490.1        490.1
       Equity Securities          7.3            7.3         7.4          7.4
          Total              $  566.6       $  566.6    $  497.5     $  497.5

     HELD-TO-MATURITY
       Debt Securities:
         Corporate           $  449.3       $  421.1    $  448.0     $  402.7
         Mortgage-backed        235.1          229.7       236.1        222.1
         Municipal               22.1           21.1        22.4         20.5
         U.S. Government         53.2           52.9        55.1         53.0
         Foreign Government      31.5           29.4        31.4         28.2
         Other                   16.1           16.1        15.8         15.8
           Total             $  807.3       $  770.3    $  808.8     $  742.3

TOTAL INVESTMENT SECURITIES  $1,373.9       $1,336.9   $1,306.3      $1,239.8

     During the first quarter of 1995, there were no investments transferred from Held-To-Maturity to
     Available-For-Sale, nor were there any sales of Held-To-Maturity investments.

5.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following (in millions):

                                                        March 31,      December 31,
                                                          1995            1994
     Commercial Paper.  .  .  .  .  .  .  .  .  .      $2,783.4        $3,209.5
     Bank Borrowings .  .  .  .  .  .  .  .  .  .         434.8           264.4
           Total  .  .  .  .  .  .  .  .  .  .  .      $3,218.2        $3,473.9

     The weighted average interest rates (including the costs of maintaining lines of credit) on short-
term borrowings during the three months ended March 31 were as follows:
                                                           1995             1994
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          6.24%            3.41%
     Other Currency Borrowings.  .  .  .  .  .  .          7.20             5.14
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          6.42             3.60

BENEFICIAL CORPORATION AND SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS

6.   LONG-TERM DEBT

     Long-term debt is shown below in the earliest year it could become payable (in millions):
                                  Weighted Average
                                  Interest Rates at     March 31,     December 31,
     Maturity                      March 31, 1995         1995           1994

     1995                              6.96%           $2,091.9         $2,499.8
     1996                              7.34             1,272.5          1,070.8
     1997                              7.55             1,294.4            976.3
     1998                              8.24               958.1            877.3
     1999                              7.63               893.0            867.6
     2000-2004                         8.39               860.9            812.1
     2005-2023                         7.77               221.3            221.3
     Unamortized Discount                                   (.3)             (.4)
          Total                        7.55            $7,591.8         $7,324.8

     The weighted average interest rates (including issuance costs) on the Company's long-term debt during the three months ended March 31 were as follows:

                                                           1995             1994
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          7.66%            7.24%
     Other Currency Borrowings.  .  .  .  .  .  .          7.18             6.79
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          7.62             7.20

     Long-term debt outstanding at March 31, 1995, and December 31, 1994, includes $2,656.8 million and
$2,191.5 million, respectively, of variable-rate debt that reprices based on various indices.  Such variable-rate debt generally has an original maturity of one-to-two years.

BENEFICIAL CORPORATION AND SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS


7.    DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign exchange forward agreements and options to hedge its net investment in foreign subsidiaries.  At March 31, 1995, and December 31, 1994, the Company had purchased options to deliver British pounds, Canadian dollars, and German marks in exchange for US$358.6 million and $380.5 million, respectively.  Concurrently, the Company had sold options to buy British pounds, Canadian dollars, and German marks in exchange for US$359.2 million and $381.1 million in 1995 and 1994, respectively.  Additionally, the Company has entered into three six-month forward contracts of German marks, obligating the Company to deliver a net DM123.0 million for US$79.0 million.

     The Company accrued pretax losses of $11.8 million at March 31, 1995, and pretax gains of $6.2 million at December 31, 1994, on open hedges.  All hedge gains and losses, including the mark to spot on open options and forwards, are recognized in a separate component of equity.  There were no gains or losses recognized in net income attributable to the above hedging programs.

     The Company utilizes interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables.  The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements.  At March 31, 1995, accrued interest payable related to these interest-rate swaps totaled $31.9 million, which is partially offset by $25.2 million of accrued interest receivable.  The impact of the hedging activities on the Company s weighted average borrowing rates and on the reported interest expense for the quarter ended March 31, 1995, was .06% (annualized)
and $1.8 million, respectively.

     The following table summarizes the interest-rate swaps outstanding at March 31, 1995:
                                                      Weighted Average   Weighted
                                         Notional     Interest Rates     Average
                                          Amount      Pay      Receive   Maturity*
                                         (millions)

Pay fixed-rate - receive floating-rate    $  677.0      7.50%    6.77%    2.1
Pay floating-rate - receive fixed-rate       338.3      6.81     7.36     6.0
Pay floating-rate - receive floating-rate  1,499.0      6.24     6.26     1.1
    Total                                 $2,514.3      6.66%    6.55%    2.0

*Remaining Term in years.

                        BENEFICIAL CORPORATION AND SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS

8.  EARNINGS PER COMMON SHARE

     Computations of primary and fully diluted earnings per common share are as follows:
                                                                  Three Months Ended
(in millions, except per share data)                                   March 31,
                                                                1995      1994
PRIMARY EARNINGS
  Net Income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $20.7     $60.9
  Dividends on Preferred Stock .  .  .  .  .  .  .  .  .  .  .   (1.3)     (1.3)
  Net Income Applicable to Common Stock .  .  .  .  .  .  .  .  $19.4     $59.6

  Weighted Average Number of Common Shares Outstanding:
    Common  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   52.2    51.8
    Common Stock Equivalents   .  .  .  .  .  .  .  .  .  .  .     .8      .8
      Total  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   53.0    52.6

Primary Earnings per Common Share  .  .  .  .  .  .    .  .  .$ .37      $1.13

FULLY DILUTED EARNINGS
    Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $20.7     $60.9
    Dividends on Non-Convertible Preferred Stock .  .  .  .  .   (1.3)     (1.3)
    Net Income Applicable to Common Stock  .  .  .  .  .  .  .  $19.4     $59.6

    Weighted Average Number of Common Shares Outstanding:
      Common .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   52.2    51.8
      Common Stock Equivalents .  .  .  .  .  .  .  .  .  .       1.0     1.1
        Total.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   53.2    52.9

Fully Diluted Earnings per Common Share .  .  .  .  .  .  .  .  $ .36   $1.13

9.  RATIO OF EARNINGS TO FIXED CHARGES

     In computing the ratio of earnings to fixed charges set forth below, earnings consist of net income to which has been added income taxes and fixed charges.  Fixed charges consist principally of interest on all indebtedness and that portion of rentals considered to represent an appropriate interest factor.

                                                       Three Months Ended
     (Dollar amounts in millions)                                March 31,
                                                                 1995        1994
     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    $ 20.7      $ 60.9
     Add Provision for Income Taxes .  .  .  .  .  .  .  .  .      14.4        44.1
         Earnings Before Income Taxes  .  .  .  .  .  .  .  .      35.1       105.0

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .  .  .  .     212.2       159.7
       Interest Factor Portion of Rentals .  .  .  .  .  .  .       4.2         4.0
         Total Fixed Charges  .  .  .  .  .  .  .  .  .  .  .     216.4       163.7

     Earnings Before Income Taxes and Fixed Charges   .  .  .    $251.5      $268.7

     Ratio of Earnings to Fixed Charges   .  .  .  .  .  .  .      1.16        1.64
 BENEFICIAL CORPORATION AND SUBSIDIARIES
Item 2.  Management s Discussion and Analysis of Financial Condition and Results
         of Operations

Financial Condition
     In order to keep the Company's consolidated leverage within certain targeted levels
(generally, in the 7.5x to 8x range), subsidiaries of the Company sell, from time to time, home equity loans through securitizations in the capital markets and retain collection and administrative responsibilities as servicer for the trust holding the home equity loans. In March
1995, subsidiaries securitized $1.1 billion of variable-rate home equity loans.  Despite the securitization, Beneficial's leverage (the ratio of interest-bearing debt to total equity) was reduced only marginally to 8.15x at March 31, 1995, from 8.18x at year-end 1994, as the securitization came too late in the quarter for complete deployment of the funds before the quarter-end.  The excess funds, therefore, were invested in short-term securities, which are considered to be cash equivalents.  Additionally, this year's debt reflected substantially higher borrowings to cover refund anticipation loans, which totaled $295 million at March 31, 1995, compared to $62 million a year earlier.  These refund anticipation loans are included in other assets on the balance sheet.
     Reflecting the $1.1 billion securitization, finance receivables declined $719 million, or 6%, during the first quarter of 1995, compared to a decline of $557 million during the same period in
1994, which reflected a $757 million securitization of home equity loans in March of that year.
Before the impact of the securitizations and the effect of foreign exchange translations, receivables increased $301 million during the 1995 first quarter and $200 million in the 1994 first quarter.
     Receivables growth in the North American loan office system was marked by a shift back towards fixed-rate real estate loans (up $124 million in the 1995 first quarter), rather than in variable-rate real estate loans that consumers have preferred in recent years.  Also, private-label credit card growth was strong during the first quarter, increasing $101 million.
     At March 31, 1995, the allowance for credit losses as a percentage of finance receivables was
2.97%, compared to 2.69% at December 31, 1994, and 2.73% at the end of March 1994.  At the March
31, 1995 level, the reserve covered annualized net chargeoffs 2.0 times, compared to 1.8 times at
March 31, 1994.  As a percentage of average receivables, annualized net chargeoffs represented
1.33% of the portfolio in the first quarter of 1995, compared to 1.41% in the first quarter of
1994.
     All loan and sales finance balances delinquent two months and greater on a contractual basis increased to 2.95% at March 31, 1995, from 2.72% at March 31, 1994, and 2.46% at the end of 1994.
This increase in delinquency from the year-end level reflects the impact of the $1.1 billion securitization on the delinquency ratio, since only a minimal amount of the securitized receivables was delinquent at the time of sale.  Excluding the effect of the securitized receivables from the ratio, substantially all of the year-to-year increase in delinquency was generated by German operations, which are in the process of being sold, and by the normal maturation of the private-
label credit card portfolio.

Results of Operations
     As expected, earnings for the first quarter of 1995 have been adversely impacted by a significant loss from the tax refund anticipation loan (RAL) business.  Net income of $20.7 million was down 66% from the $60.9 million recorded in the first quarter of 1994, as results were burdened by a $65 million pretax loss ($39 million net of tax offsets) to reflect the Company's best current estimate of possible losses from the RAL business.  The 1994 first quarter included pretax earnings from RALs of $30.0 million.

     The RAL loss in 1995 came as a result of the IRS's decision to refund the earned income tax credit (EITC) portion of certain tax returns directly to the taxpayer as a paper check, even though the taxpayer had instructed the IRS to send the refund electronically to Beneficial National Bank
(BNB), the Company's banking subsidiary, in order to repay the loan.  BNB had stopped offering RALs on the EITC portion of taxpayers' refunds on February 4, 1995 after internal analysis detected signs that the IRS had begun to separate many EITC-related returns, delaying the payment of that portion of the refund to many taxpayers by eight weeks or longer.
     Approximately $313 million of RALs related to these EITC refunds had been made before BNB stopped making these particular RAL loans.  The Company used a conservative, but appropriate, collection percentage of approximately 65% in arriving at the $65 million expected pretax loss from the RAL business.  Through the end of April, approximately $186 million, or 59%, of the $313 million of affected RALs had been collected, with the percentages collected slowing noticeably as the receivables age.  Consequently, these results are not yet absolutely definitive as to full-year outcome.
     The lending spread revenue increased 11% in the first quarter of 1995 over the comparable period in 1994, with the increase largely attributable to higher average receivables in 1995.
However, the lending spread revenue as a percentage of average receivables declined to 9.13% from
9.22% in the prior year period, despite a one hundred basis points increase (to 16.06% from 15.06%)
in the average yield on the loan portfolio.  During the same period, interest expense increased commensurably to 6.93% from 5.84% in the prior year first quarter.
     Other revenues were sharply lower in the quarter, declining 70% to $26.9 million from $89.5 million in the 1994 period.  This decline is entirely due to the loss related to the RAL business.
Partially offsetting the RAL loss was a $23.5 million gain on sale recorded on the previously mentioned securitization, compared to a $15.4 million gain recorded on a much smaller securitization in the prior year period.  Also, loan servicing revenues more than doubled to $15.0 million from $6.3 million in the year earlier period.
     Insurance premiums were up 16% in this year's first quarter compared to the 1994 first quarter, reflecting strong credit insurance premium production.  Along with improved loss ratios and annuity profits, this resulted in a 20% improvement in pretax profits from insurance operations to $17.7 million from $14.7 million in 1994.

     The provision for credit losses related to finance receivables increased 9% in the first quarter over the same period in 1994, reflecting larger growth in receivables before securitization this year than in last year.  Also, net chargeoffs were slightly higher this year, increasing to
$42.2 million from $40.0 million in 1994, although net chargeoffs as an annualized percentage of averaged receivables declined to 1.33% from 1.41% in the 1994 quarter.
     Salaries and other operating expenses, combined, were up 16% in the first quarter of this year compared to the 1994 period, generally reflecting salary increases and incremental expenses related to growth in receivables and RAL collection of the EITC checks.
Liquidity
     The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, and cash provided from operations.  The monthly collections of cash principal as a percentage of average receivables averaged 4.82% in the first quarter of
1995, compared to 4.30% in the first quarter 1994.  Substantial additional liquidity is available through committed bank lines that the Company maintains in support of its commercial paper borrowings and through long-term borrowings through both private and public debt offerings.  Also, as previously mentioned, subsidiaries of the Company sell, from time to time, home equity loans through securitizations in the capital markets.

     The consolidated financial statements and related notes should be read in conjunction with the preceding review.
BENEFICIAL CORPORATION AND SUBSIDIARIES

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

        Two subsidiaries of the Company, Beneficial National Bank ( BNB ) and Beneficial Tax Masters,
Inc. ( BTM ) filed a lawsuit against the Internal Revenue Service ( IRS ) on February 21, 1995, in the
United States District Court for the District of Delaware seeking a temporary restraining order and preliminary and permanent injunctions requiring the IRS to honor the direct deposit instructions of certain taxpayers who have received a refund anticipation loan from BNB based on the earned income tax credit ( EITC ) portion of the taxpayer s return.  This action was taken after the IRS began delaying the payment of the EITC portion of certain tax refunds and announced that, when finally released, such
EITC portion of the refund would be sent to the taxpayer as paper checks rather than deposited with
BNB to pay off the refund anticipation loan in accordance with the taxpayer s instructions.  On
February 24, 1995, the temporary restraining order was denied.  BNB and BTM discontinued the lawsuit on March 3, 1995, when it became apparent during depositions and other discovery that the relief sought could not be achieved during the current tax season and there was no viable alternative to the
IRS sending paper checks to taxpayers affected by the IRS decision.

Item 6.  Exhibits and Reports on Form 8-K.

       a) Exhibit 27 - Financial Data Schedule (in EDGAR filing only).

       b) The Company filed the following reports on Form 8-K during the period covered by this Form
       10-Q:

          1)  A report on Form 8-K, dated January 31, 1995, was filed with respect to the earnings for the fourth quarter of 1994 and income, before extraordinary items, for the full year
          1994.

          2)  A report on Form 8-K, dated February 21, 1995, was filed with respect to Beneficial
          National Bank's ("BNB") intention to file a lawsuit against the Internal Revenue Service
          ("IRS") seeking a temporary restraining order and preliminary and permanent injunctions requiring the IRS to honor the direct deposit instructions of taxpayers who have received a refund anticipation loan from BNB on the earned income tax credit portion of their tax refund.

          3)  A report on Form 8-K, dated March 2, 1995, was filed relating to the Company's Medium-
          Term Note program and contained as exhibits to such filing the form of the Distribution
          Agreement and forms of Fixed Rate and Floating Rate Notes.

          4)  A report on Form 8-K, dated March 3, 1995, was filed with respect to the decision of
          Beneficial National Bank and Beneficial Tax Masters, Inc., both subsidiaries of Beneficial
          Corporation, to discontinue their pending lawsuit against the Internal Revenue Service.

BENEFICIAL CORPORATION AND SUBSIDIARIES





                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date      May 11, 1995                                    /s/ Ronald E. Bombolis
                                                          Ronald E. Bombolis
                                                          Sr. Vice President
                                                          and Controller
                                                          (Chief Accounting
                                                          Officer)




Date      May 11, 1995                                   /s/ Andrew C. Halvorsen
                                                         Andrew C. Halvorsen
                                                         Member of the Office
                                                         of the President and
                                                         Director (Chief
                                                         Financial Officer)





