Form 10-K/A
period 1994-12-31
BENEFICIAL CORP
filed 1995-07-07
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1994

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from               to

                          Commission file number 1-1177

                             Beneficial Corporation
             (Exact name of registrant as specified in its charter)
          Delaware                       51-0003820
  (State of incorporation)     (I.R.S. Employer Identification
                                            No.)
  301 North Walnut Street,
    Wilmington, Delaware                    19801
    (Address of principal                (Zip Code)
     executive offices)
Registrants telephone number, including area code:  (302)425-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                                Name of each
                                                  exchange
             Title of each class                  on which
                                                 registered
Common Stock, $1 Par Value                     New  York Stock
                                               Exchange
5% Cumulative Preferred Stock, $50 Par Value   New  York Stock
                                               Exchange
$5.50    Dividend   Cumulative    Convertible
Preferred Stock, No Par Value
$20  Stated Value (convertible into  nine      New  York Stock
shares of Common Stock)                        Exchange
$4.50  Dividend  Cumulative Preferred  Stock,  New  York Stock
$100 Par Value                                 Exchange
$4.30 Dividend Cumulative Preferred Stock, No  New  York Stock
Par Value, $100 Stated Value                   Exchange
Preferred Stock Purchase Rights                New  York Stock
                                               Exchange
8%  Debentures  Maturing at  Holders  Option
Annually on June 15,
   Commencing in 1983 and Due June 15, 2001    New  York Stock
                                               Exchange
8.40%  Debentures Maturing at Holders Option
Annually on
    December 15, Commencing in 1986  and  Due  New  York Stock
May 15, 2008                                   Exchange
12 7/8% Debentures, Due August 1, 2013         New  York Stock
                                               Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE.
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No        .
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  At March 1, 1995, there were 52,852,352 shares outstanding of the registrants common stock. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $2.0 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE
  Part  III  incorporates  by  reference  certain  portions  of  the  Beneficial
Corporation Proxy Statement for the 1995 Annual Meeting of Stockholders scheduled to be held May 18, 1995.

The purpose of this amendment is to file electronically with the Commission Exhibit 10(l) and to revise Exhibits 10(l) and 10(m) in the
Exhibit Index to the Form 10-K for the year ended December 31, 1994.

The undersigned registrant hereby amends Item 14 of Part IV and the
Exhibit Index on pages 49-51 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to read as follows:


                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this report.

     (1)  Financial Statements

          The following financial statements of Beneficial Corporation and Subsidiaries and Independent Auditors' Report are included in Item 8:

             Independent Auditors' Report.
             Balance Sheet at December 31, 1994 and 1993.
             Statement of Income and Retained Earnings for the
              three years ended December 31, 1994.
             Statement of Cash Flows for the three years ended
              December 31, 1994.
             Notes to Financial Statements.
             Selected Quarterly Financial Data (unaudited).

     (2)  Financial Statement Schedules

          Schedule II Valuation and Qualifying Accounts and Reserves.

     (3)  Exhibits

          The Exhibit Index on pages 49-51 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.


The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

     (1) A report on Form 8-K, dated December 2, 1994, was filed relating to the Company's Medium-Term Note program and contained as an exhibit to such filing the form of Amendment No. 1 to the Distribution Agreement.

     (2) A report on Form 8-K, dated December 19, 1994, was filed with respect to the Company's announcement of its intent to sell its German consumer banking subsidiary, BFK Bank AG ("BFK") and to take a $38 million charge to reflect potential credit losses and related expenses at BFK on a block of loans granted to finance allegedly fraudulent purchase contracts.

                             EXHIBIT INDEX

  Exhibit
  Number                              Exhibit

   3.1 Copy of Beneficial Corporation's Restated Certificate of Incorporation, as amended.

   3.2 Copy of the Company's By-Laws, as amended, is incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 1990.

    4 The principal amount of debt outstanding under any one instrument defining the rights of holders of long-term debt of the Company and its subsidiaries does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

   10 (a) Copy of form of agreement entered into between Beneficial Corporation and key officers of the Company and its subsidiaries is incorporated by reference to
             Exhibit 10 (e) of the Annual Report on Form 10-K for the year ended December 31, 1981.

             (b) Copy of Agreement of Amendment dated November 15, 1984 between Beneficial Corporation and key officers of the Company and its subsidiaries, relating to Agreement referred to in Exhibit 10(a) hereto, is incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K for the year ended December 31, 1984.

             (c) Copy of form of letter agreement dated February 4, 1993 between Beneficial Corporation and key officers of the Company and its subsidiaries amending the Agreement referred to in Exhibit 10(a) hereto.

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

  Exhibit
  Number                                Exhibit

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

             (i) Copy of Annuity Plan between Beneficial Corporation and its directors, dated December 4, 1986, is incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K for the year ended December 31, 1986.

             (j) Copy of the Company's Rights Plan is incorporated by reference to Form 8-A filed with the Securities and Exchange Commission on November 20, 1987, with respect to the registration of Preferred Stock Purchase Rights.

             (k) Copy of the Company's Amended and Restated Rights Agreement is incorporated by reference to Form 8 filed with the Securities and Exchange Commission on May 25, 1990.

             (l) Copy of Agreement among H&R Block, Inc., Beneficial Tax Masters Inc., Beneficial National Bank and Beneficial Franchise Company Inc. dated August 22, 1991, relating to the Refund Anticipation Loan program. Confidential treatment has been requested with respect to certain portions of the Agreement; such portions have been separately filed with the Securities and Exchange Commission.

             (m) Copy of letter agreement dated December 6, 1994 amending the Agreement referred to in Exhibit 10(l) (confidential treatment has been requested with respect to certain portions of the letter agreement; such portions have been separately filed with the Securities and Exchange Commission).

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

  Exhibit
  Number                                Exhibit

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

   21 List of the names and states of incorporation of Beneficial's subsidiaries.

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

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BENEFICIAL CORPORATION


                                   By  /s/ Scott A. Siebels
                                          Scott A. Siebels
                                          Vice President
                                          and Corporate Secretary




Date:  July 7, 1995

                            EXHIBIT INDEX


  Exhibit
  Number                                Exhibit

   10 (l) Copy of Agreement among H&R Block, Inc., Beneficial Tax Masters Inc., Beneficial National Bank and Beneficial Franchise Company Inc. dated August 22, 1992, relating to the Refund Anticipation Loan program. Confidential treatment has been requested with respect to certain portions of the Agreement; such portions have been separately filed with the Securities and Exchange Commission.

                                 Exhibit 10 (l)


                       REFUND ANTICIPATION LOAN AGREEMENT


         This Agreement is made effective the 22nd day of August            ,
1991 among H & R Block, Inc. a Missouri corporation, Beneficial Tax Masters Inc. ("Tax Masters") a Delaware corporation, Beneficial National Bank, a national banking association ("BNB"), and Beneficial Franchise Company Inc., a Delaware corporation ("Beneficial Franchise").

                                    Recitals

         WHEREAS, Block is in the Income Tax Preparation business through various company owned and participating franchised offices throughout the United States;

         WHEREAS, Tax Masters facilitates Refund Anticipation Loan(s) ("RAL(s)") made by BNB in connection with the electronic processing of Federal Income Tax Returns;

         WHEREAS, Beneficial Franchise is the owner of the entire right, title and interest in and to United States Letters Patent No. 4,890,228 issued on December 26, 1989 and entitled: ELECTRONIC INCOME TAX REFUND EARLY PAYMENT SYSTEM, together with all claims for damage by reason of past infringement by anyone of said Letters Patent, by virtue of an assignment recorded in the U.S. Patent and Trademark Office on April 3, 1991 on Reel 5630, Frame 34;

         WHEREAS, subject to its credit underwriting criteria and prior approval, BNB has agreed to provide RALs to certain customers of Block, to certain customers of satellite franchisees of Block which have elected to participate, and to certain customers of the Major Franchisees of Block which have elected on or before August 31 of the year prior to the Tax Period (January 1 through June 30 of each year) in question to have BNB provide such loans (collectively "RAL Customers").

1.  RIGHTS, DUTIES AND OBLIGATIONS OF BLOCK.

         1.1 Preparation and Filing of Returns. Block shall prepare and/or file Federal Income Tax Returns (the "Returns") for RAL Customers and shall be solely responsible for any liability to the taxpayer and/or the Internal Revenue Service ("IRS") arising out of the preparation and filing of such Returns.

         1.2 RAL Customers. Block will take such action as necessary with respect to those RAL Customers electing to receive a RAL to obtain the certification on the application pursuant to Section 1.3 below. With respect to such customers, Block shall also follow all Qualifying Procedures for Refund Anticipation Loans as set forth in Exhibit A to

                                      CONFIDENTIAL TREATMENT REQUESTED

Schedule II. The Credit Criteria for any year during the term hereof will be set fourth on Schedules I and II (initial and final credit criteria, respectively) pursuant to the procedure set forth in Sections 6.2 and 6.8 below.

         1.3 RAL Application and Certification Process. Block shall obtain information from each BNB RAL applicant to complete an application in a form developed by BNB and printed at Block's expense which application shall request from the applicant certain information concerning, without limitation, such applicant's drivers license number, expiration date, as well as a major credit card account number and expiration date or relevant information from some other acceptable form of identification as described on Exhibit A. In addition, the application shall contain an authorization signed by the applicant to use the tax return information for the loan application process in accordance with
Section 301.7216-3(b) of the Federal Income Tax Regulations and shall also include such additional consents as shall allow BNB or any affiliated Beneficial Consumer Finance Group operating company to make collections on any delinquent RAL and to solicit any RAL Customers for present and future loans and financially related products including, without limitation, deposit products. Consents for, and materials used in, the solicitation activities described in the immediately preceding sentence shall not mention the RAL program, any names, logotypes or marketing slogans related to the RAL program or any names, logotypes or marketing slogans of Block, its subsidiaries or affiliates without the prior written consent of Block. If an applicant is in the military, a photo identification containing a service identification number may also be supplied and shall satisfy all requirements for acceptable forms of identification for such individual. The application shall also contain a certification signed by the applicant that he or she: (a) has not previously filed any Return for the applicable Tax Year, does not have any previous tax liabilities, delinquent student loans, or any other delinquent federally guaranteed or sponsored loans, or delinquent child support payments; (b) has not filed a petition (whether voluntary or involuntary) under any federal or state bankruptcy or insolvency laws; and (c) has not filed any power of attorney with the IRS and has no power of attorney presently in effect to direct any federal tax refund to any third party.

         1.4 Completion of IRS Form No. 8453. Block shall be responsible for the completion of IRS Form 8453 which shall indicate the applicable BNB check routing number and applicable BNB client account number consisting of an eight digit prefix followed by [
                   ] and BNB as the name of the financial institution. This form shall be signed by the Block Office as Electronic Return Originator and also by the RAL Customer.
                                 2

The preprinted form shall also indicate that the account is a "checking" account and that the source is "other". Block shall cause the same aforesaid information to be contained in the appropriate date fields as part of the electronically filed tax return.

         1.5 Customer Copies. Block shall ensure that the RAL Customer receives a copy of the signed application, IRS Form 8453, together with any agreements and other documents which BNB may reasonably require. If the IRS Form 8453 needs to be revised, Block need not complete the application again.

         1.6 Handling RAL Applications. The RAL Customer's RAL application as described in section 1.3 above shall be stored in the applicant's client file maintained by Block. Upon BNB's and/or Tax Master's request, Block shall exercise its best efforts to forward to Tax Masters or BNB completed individual applications involving RALs requiring collection processing. Those applications shall be sent to Tax Masters or BNB in accordance with the notice provisions contained in this Agreement unless Tax Masters notifies Block otherwise in writing. Block may dispose of such applications following the expiration of 40 months after the preparation of same.

         1.7 Completion of RAL Disbursement Checks. Block shall have the care and custody of consecutively numbered BNB disbursement checks upon which Block may affix a BNB facsimile signature by way of an imprint of the authorized BNB signatory and which Block shall keep secure and safeguard from any loss or misuse. Block shall deliver such checks to RAL Customers only in accordance with this Agreement. Such RAL checks shall be payable only at BNB. Block shall be responsible for loss, alteration or misuse of such checks to the extend set forth in Section l.14 below.

         1.8 Additional Communication Equipment and Lines. The parties agree that CompuServe, Incorporated shall order such communication lines between Columbus, Ohio, and Peapack, New Jersey, as are determined by CompuServe to be necessary to support Block's projection of its maximum daily RAL volume, as well as full loan application follow-up information within any one 16-hour day, using such protocol and process as is mutually agreed upon by BNB and CompuServe data processing groups. Such communication lines shall continue in place until such time as the parties hereto shall mutually agree to discontinue the same. If the parties mutually agree to discontinue the aforementioned communication lines at the conclusion of any Tax Period, then the parties agree for each subsequent Tax Period to order and install substantially similar communication lines during the same time periods heretofore mentioned. The cost of such communication lines shall be borne equally by CompuServe and BNB. CompuServe shall be billed directly for the entire cost of the com-munication lines and CompuServe shall, in turn, invoice Tax Masters for 50% of such costs to be paid by BNB. Payment by BNB of each such invoice shall be due 30 days after the date of invoice. CompuServe shall be responsible for, and shall bear the cost of, modems required for such communication lines in Columbus and BNB shall be responsible for, and shall bear the cost of, modems required for such communication lines in Peapack.

         1.9 Forwarding RAL requests to Tax Masters. Block and BNB shall in good faith cooperate regarding the contents of Block's Electronic Filing Software and BNB's software in an effort to assure prompt and efficient transmission of data between Block and BNB. Any requirements agreed upon between the parties shall be set forth as Exhibit VI to this Agree-ment. Block shall extract all RAL data from its IRS trans-mission file each time a return is sent to the IRS in accor-dance with the Electronic Data Processing Guidelines set forth on Exhibit II. Such Exhibit may be revised upon mutual agreement of the Parties from time to time to accommodate any changes to Electronic Data Processing Systems and/or software and shall be attached to the Agreement no later than July
15th of each year of this Agreement. Block shall not forward a RAL application to Tax Masters and/or BNB without having electronically transmitted or caused to be transmitted the RAL Customer's Return to the IRS and without having received positive acknowledgment of the return's acceptance from the IRS for Electronic Filing which such acknowledgment shall include the IRS's electronic acceptance and or rejection indicator for Direct Deposit as described in Section 8 of the IRS Revenue Procedures for Electronic Filing of Individual Income Tax Returns (Tax Year 1989) in Publication 1345 (Rev. 6-89) as the same shall be amended from time to time ("Noti-fication"). In the event it becomes infeasible to process
RAL applications in the manner specified above in this
section 1.9 due to circumstances or events beyond the control of the parties hereto, including, without limitation, the absence of Notification, then the parties shall endeavor in good faith to take all reasonable actions necessary to promptly modify the RAL program in a manner resolving the problems caused by the infeasibility to process RAL applica-tions. These modifications may include without limitation, the RAL fee, RAL credit criteria, and a reasonable fee to compensate BNB for any additional increase in the cost of funds resulting from a modification of the aforesaid proce-dures. Provided however, in all events, the parties shall preserve all rights to terminate the Agreement in accordance with the provisions hereinafter set forth. In addition, in connection with the transmission of a Customers's RAL applica-tion to Tax Masters and/or BNB, Block shall be responsible for accurately transmittinig, on behalf of both Block Company-Owned Offices and those Block Corporate Satellite Offices which use Block to transmit such applications to BNB, all

                          CONFIDENTIAL TREATMENT REQUESTED

material information, including, without limitation, social security numbers, ("Information") which is a part of the application, as received from the RAL Customer or the Corporate Satellite, respectively. Also, Block shall notify all other Block Offices of the importance of accurate trans-mission of such Information and shall consult with BNB to develop a system for eliminating, to the extent practicable, errors in such transmission by such other offices. [







                             ]  Provided  however BNB must
first show that diligent and timely efforts were made to make such collections, such efforts to include an initial contact of the RAL Customer within 45 days after the clearance of the RAL check to BNB. Such initial contact may consist of the sending of a first collection notice to the RAL Customer and reasonable efforts thereafter to effect collection. All amounts, if any, owed by Block under this section shall be paid to BNB in one lump sum within 60 days after BNB verifies that the failure of collection was caused by failure of Block to transmit accurately the Information. Block shall have no obligation to BNB if the failure of collection is due to either the RAL Customer or its satellite office giving Block inaccurate Information.

         1.10 Proprietary and Confidentiality Rights of The Parties. Each of the parties is informed and acknowledges that implementation and operation of the RAL program described in this Agreement will involve the use of certain systems, computer programs and/or other data including busi-ness information or trade secrets ("Proprietary Information") that are proprietary to the respective parties. Such Pro-prietary Information shall be identified as "confidential" or "proprietary" by the respective parties. Each party will retain in confidence all Proprietary Information received in connection with this Agreement and limit access to or dis-closure of such Proprietary Information received in connec-tion with this Agreement solely for the purpose of operation of the RAL Program under this Agreement.

         To this end, the recipient will employ the same degree of care to avoid disclosure of such information that it employs with respect to its own information deemed con-fidential. Such obligation of confidentiality shall not extend to any information which is shown to have been known by the receiving party prior to disclosure to it by the other party or parties hereto or generally known to others engaged in the same trade or business as the furnishing party, or that is or shall become part of public knowledge or the literature through no act or omission by the receiving party or its directors, officers, employees, professional advisors or other representatives, or that shall have been lawfully received by the receiving party from a third party other than professional advisors and other representatives; provided however Tax Masters and BNB upon obtaining appropriate consents from RAL Customers may share any data from such Customer's federal and/or state income tax returns and RAL Customer credit applications with any of their affiliated or associated companies.

         1.11 Providing RAL Customer Returns. For collection purposes, Block shall provide BNB with a copy of each RAL Customer's electronically filed Return in the format prescribed by the IRS promptly after the RAL application is transmitted to Tax Masters but in no event later than May 30th following such Tax Period as defined below. Should interactive processing not be available, such transmission shall only be made after interactive processing is available or in one batch delivery or transmission not later than May 30 following each Tax Period. In the event BNB needs any RAL Customers' Return for collection purposes prior to May 30 following each year's Tax Period as defined below, then upon BNB's request, and to the extent practicable, Block shall promptly forward such RAL Customers' Returns to BNB.

         1.12 Lost RAL Checks. If a RAL check disbursed by any Block Office has become lost, or in the case where the RAL Customer has not received the RAL check within 14 days after such Customer's RAL check is mailed when BNB is mailing the check in accordance with Section 7.8, Block shall notify BNB to stop payment upon notification from the RAL Customer that the RAL Customer has lost or not received such RAL Check. In either case Block shall contact BNB directly to issue a new check and an indemnifying bond in a form satis-factory to BNB which shall be completed by the RAL Customer holding BNB free from all costs and expenses or other losses in the event both checks are subsequently presented for payment.

         1.13 Compliance with Laws, Rules and Regulations. In connection with Block's preparation of Returns, Block shall comply with all applicable laws, rules and regulations and shall follow all instructions reasonably prescribed by Tax Masters and BNB with respect to the preparation and processing of RAL applications.

         1.14 Indemnification. Except as otherwise limited by this Agreement, Block shall indemnify, hold harmless and reimburse BNB, Beneficial Franchise and/or Tax Masters and their respective affiliates (whichever has incurred the loss), its officers and directors and employees, for all expenses and costs, including without limitation, attorneys' fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in coneection with, any claims, disputes, controversies or litigation arising out of the failure of Block to perform its duties and responsibilities under this Agreement, including, without limitation, liability in connection with loss, alteration, misuse or improper completion of disbursement checks, regardless of by whom caused, after delivery of same to Block and prior to delivery thereof to the RAL Customer. Block may retain attorneys of its own selection to represent it at Block's expense. Block shall direct the defense of the claim; provided, however, Block shall not compromise or settle any such claim or action without prior approval of Tax Masters, Beneficial Franchise and BNB, as applicable. If BNB, Beneficial Franchise or Tax Masters is named a party to any action or proceeding for which Block has a duty of indemnification pursuant to this Section 1.14, BNB, Bene-ficial Franchise and Tax Masters, as applicable, shall have the right to directly defend any such action or proceeding by retaining attorneys of its own selection to represent it at Block's expense. Provided, however, neither BNB, Beneficial Franchise or Tax Masters shall compromise or settle any such claim or action without prior consultation with Block.

2.  RIGHTS, DUTIES AND OBLIGATIONS OF TAX MASTERS.

         2.1 Facilitating RAL Processing. Tax Masters shall act as a facilitator in the processing of RALs between Block and BNB in accordance with the Electronic Data Pro-cessing Guidelines set forth on Exhibit II. Tax Masters shall give Block access to the RAL Customer's data which is described in greater detail in Exhibit III, Information Accessible by Block.

         2.2 Payment by Tax Masters to BNB. Tax Masters shall pay a Transaction Fee to BNB in accordance with a separate agreement to be entered into simultaneously herewith by and between BNB and Tax Masters.

         2.3  Compliance with Laws, Rules and Regulations.
In connection with Tax Masters facilitating the processing of RALs, Tax Masters shall comply with all applicable laws, rules and regulations.

         2.4 Indemnification. Except as otherwise limited by this Agreement and as specifically set forth in Section
1.14 with respect to the care and custody of disbursement checks by Block, Tax Masters will indemnify, hold harmless and reimburse Block, Beneficial Franchise and/or BNB or their respective affiliates (whichever has incurred the loss), its officers, directors and employees for all expenses and costs, including but not limited to, attorneys' fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in connection with, any claims, disputes, controversies or litigation arising out of any violation of the Federal Truth in Lending Act or Regulation Z of the Federal Reserve Board and other appli-cable federal and state banking and consumer finance laws and regulation, caused by either Tax Masters or BNB involving any of the preprinted terms and disclosures set forth on the check to RAL customers from BNB, relating to the procedures for applying for or obtaining RALs, or relating to the RAL applications or in any other manner to the RAL program or the failure of Tax Masters to perform its duties and respon-sibilities under this Agreement. Tax Masters may retain attorneys of its own selection to represent it at Tax Masters' own expense. Tax Masters shall direct the defense of the claim; provided however, Tax Masters shall not com-promise or settle any claim or action without the prior approval of Block, Beneficial Franchise or BNB, as appli-cable. If Block, Beneficial Franchise or BNB is named a party to any action or proceeding for which Tax Masters has a duty of indemnification pursuant to Section 2.4, Block, Beneficial Franchise or BNB, as applicable, shall have the right to directly defend any such action or proceeding by retaining attorneys of its own selection to represent it at Tax Masters' expense. Provided, however, neither Block, Beneficial Franchise nor BNB shall compromise or settle any such claim or action without prior consultation with Tax Masters.

         2.5 Clearing Account. At all times during the terms of the Agreement, and for a period of 180 days after its termination, Tax Masters shall maintain a segregated, ear-marked deposit account at BNB ("Deposit Account") containing sufficient funds for purposes of charging against the Deposit Account any RAL disbursement check in connection with BNB's approval of a RAL to a RAL Customer of Block. BNB shall inform Tax Masters daily of the total amount or RAL or disbursement checks issued and Tax Masters shall transfer the appropriate amount to the Deposit Account which will be transferred to the Clearing Account when checks are paid by BNB. On Tax Master's request, BNB shall send supporting documentation to Tax Masters with respect to any debit to the Clearing Account established under this Section 2.5 of this Agreement.

         2.6  Review of Marketing and Collection Materials.
At Block's request, and in all cases where Tax Master's, BNB's or Beneficial Franchise's name or tradenames are used in such materials, Tax Masters and BNB shall review the marketing materials in question and shall make reasonable efforts to comment upon such materials within two (2) weeks of receipt thereof. At BNB's request and in all cases if

Block's name or tradenames are used in the materials, Block shall review the materials in question and shall make reason-able efforts to comment upon the same within two (2) weeks of the receipt thereof. If any such materials describe perfor-mance of obligations in connection with the RAL program required by a party other than the party preparing same, such other party's approval of the materials shall be obtained prior to use thereof. Any collection letters developed by BNB or Tax Masters shall be in a format reasonably acceptable to Block.

         2.7 Review of RAL Checks and Disclosure Statement. Tax Masters shall review the BNB RAL checks and disclosure statement developed by BNB and shall approve or modify such checks and disclosure statement to the extent necessary to comply with the Federal Truth in Lending Act and Regulation Z requirements as Tax Masters deems necessary after consultation and agreement with BNB. Tax Masters agrees to provide at its cost such instruments (including the BNB RAL checks and envelopes containing the "Rapid Refund" logo or Block's name on the outside) in accordance with Block's specifications and
Section 5.2 below, in order that such instruments are compatible with Block's processing equipment and standards of trademark usage.

         2.8 Assignment of Delinquent RAL Accounts. In consideration of the payment by Tax Masters or an affiliate of any RAL amount previously reimbursed to BNB from the Deposit Account to the Clearing Account, any unpaid BNB RAL Account as defined below in Section 3.1 shall be assigned by BNB to Tax Masters for collection.

3.  RIGHTS, DUTIES AND OBLIGATIONS OF BNB.

         3.1  Establishment of RAL Account and Making of
Loans.

         (a) Establishment of Accounts. Except as otherwise limited by this Agreement, BNB shall process RAL applications and provide RALs with respect to such applications received electronically from Block according to BNB's credit criteria, within the same day of BNB's receipt; provided, however, in either case, such applications must be received by BNB by 9:00 a.m. Eastern Standard or Daylight Savings Time (as the case may be). BNB shall establish an account ("RAL Account") for the RAL Customer and shall have the right to offset against the RAL all sums received from the IRS which are deposited in the RAL Account in connection with such RAL Customer's refund up to the amount of the RAL inclusive of any Transaction Fee or other fees or charges. In the event that a RAL Customer is mailed an IRS refund check rather than receiving the refund electronically in the RAL Account, or receives a refund less than the amount anticipated, BNB shall

                     CONFIDENTIAL TREATMENT REQUESTED

have the right under the RAL Check Agreement with the RAL
Customer to be paid directly by such Customer. A specimen of the BNB RAL check is attached as Exhibit IV. BNB may modify such check from time to time to comply with regulatory requirements.

         (b)  Making of Refund Anticipation Loans.
Notwithstanding the foregoing, BNB is not obligated to make a loan to a RAL Customer until such Customer's RAL application is approved by BNB in accordance with its credit criteria. Subject to its credit criteria and approval of the loans as aforesaid, BNB shall make RALs to all customers who make applications for same at, or whose tax return or RAL application is processed through, any Block office identified on Exhibits I or IA described in Section 7.1 below. Notwithstanding any other provision of this Agreement to the contrary, BNB shall make such RALs on terms [

                  ] and provide a level of services to RAL customers which [


          ] If Block notifies BNB on or after January 1, but on or before October 1 of any year during the term hereof that the terms [



       ], BNB shall modify its program of making loans, [




                       ]for the first full Tax Period follow-
ing such [            ].  If such [
                                                      ] then
BNB shall not be required [


                                           ].

         3.2 Deduction of Additional Charges. BNB shall upon receipt of a Customer's check reconciliation record remit on the same banking business day directly by way of an automated clearing house credit to the appropriate Block Offices' Company account the additional fees or charges authorized by the RAL Customer for payment to the Block Office, including without limitation, tax preparation fees and electronic filing fees. In the event it becomes necessary to process a significant number of RAL applications resulting in a significant backlog in BNB's remitting to Block the aforesaid additional fees and charges, then BNB shall notify Block and Tax Masters of the delay and at such time the parties will negotiate in good faith a reasonable fee to compensate Block for any additional increase in Block's cost of funds resulting from such delay in remitting such fees and charges.

         3.3  Replacement Checks.  In connection with section
1.12 relating to lost checks, Block shall issue a BNB replacement check to the RAL Customer upon receipt from BNB of an electronic approval to issue such check within twenty-four
(24) hours after receiving an electronic indication from Block that Block has in its possession an indemnifying bond executed by the RAL Customer. Such electronic indication shall constitute a conclusive presumption of receipt by Block of such indemnifying bond and Block shall indemnify and hold BNB and Tax Masters harmless from any loss in the event such indemnifying bond is lost or has in fact not been obtained.

         3.4 Annual Establishment of RAL Fee and Credit Criteria. Subject only to Block's rights under Sections 6.2 and 6.3 below, BNB shall in its exclusive discretion establish the RAL Fee and credit criteria used by BNB in the RAL program and shall set forth such RAL Fee and credit criteria on Schedules I and II. BNB hereby establishes, in its sole discretion, that the RAL fee for Tax Periods 1991, 1992 and 1994 shall be not more than $29.00.

         3.5 Compliance with Laws, Rules and Regulations. In connection with RAL applications and the procuring, processing and extension of RALs, BNB shall comply with all applicable laws, rules and regulations.

         3.6 Indemnification. Except as otherwise limited by this Agreement and except as specifically set forth in Section
1.14 with respect to the care and custody of disbursement checks by Block, BNB will indemnify, hold harmless and reimburse Tax Masters, Beneficial Franchise and/or Block or their respective affiliates (whichever has incurred the loss), its officers, directors and employees for all direct out-of-pocket expenses and costs, including but not limited to, attorney's fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in connection with, any claims, disputes, controversies of litigation arising out of the failure of BNB to perform its duties and responsibilities under this Agreement. BNB may retain attorneys of its own selection to represent it at BNB's expense. BNB shall direct the defense of the claim; provided, however, BNB shall not compromise or settle any claim or action without the prior approval of Block and Tax Masters. If Block, Tax Masters or Beneficial Franchise is named a party to any action or proceeding for which BNB has a duty of indemnification pursuant to this
Section 3.6, Block or Tax Masters, as applicable, shall have the right to directly defend any such action or proceeding by retaining

                   CONFIDENTIAL TREATMENT REQUESTED

attorneys of its own selection to represent it at BNB's expense. Provided, however, neither Block nor Tax Masters nor Beneficial Franchise shall compromise or settle any such claim or action without prior consultation with BNB.

4.  RIGHTS, DUTIES AND OBLIGATIONS OF BENEFICIAL FRANCHISE.

         4.1 License. Beneficial Franchise hereby grants to Block a nonassignable, nonexclusive right and license under U.S. Patent No. 4,890,228 ("Patent Rights") to use any data processing system or any method falling within the scope of any claim of the Patent Rights. Beneficial Franchise also grants to Block the exclusive right to grant sublicenses [







        ] by Block or used by any H & R Block tax preparation office (whether Company Owned, Company Owned Satellite Franchisee, Major Franchisee or Major Franchise Satellite office) for a substantial portion of such office's electronic filings. Such person or entity shall hereinafter be referred to as a "Block RAL Processor". [






                                     ].  Beneficial Franchise
hereby waives and fully releases Block and any Block RAL Processor from any claims for infringement of Patent No. 4890228 arising from RALs made prior to or during the terms of Block's rights under the license granted in this Section.

         4.2 Warranties. Beneficial Franchise represents and warrants that it is the owner of Patent Rights and has the right to grant the rights and licenses described herein. Beneficial Franchise represents and warrants that U.S. Patent No. 4890228 is valid. [








           ].  BENEFICIAL FRANCHISE MAKES NO OTHER WARRANTIES,

                   CONFIDENTIAL TREATMENT REQUESTED

EXPRESS OR IMPLIED, REGARDING THE SUBJECT MATTER OF THIS
LICENSE.

         4.3 Absence of Waiver. Neither Block's acceptance of the license granted in subsection 4.1 above, Block's grant of any sublicenses under the license granted in subsection 4.1 above, nor the release of Block set forth in Section 4.1 constitutes or shall be deemed Block's acknowledgement of the validity of U.S. Patent No. 4890228 or a waiver of the right of Block or any sublicensee of Block to challenge such validity whether during the term of this Agreement or following termination hereof.

         4.4 Indemnification. Except as otherwise limited by this Agreement and as specifically set forth in Section 1.14 with respect to the care and custody of disbursement checks by Block, Beneficial Franchise will indemnify, hold harmless and reimburse Tax Masters, BNB and/or Block or their respective affiliates (whichever has incurred the loss), its officers, directors and employees for all direct out-of-pocket expenses and costs, including but not limited to, attorneys fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in connection with, any claims, disputes, controversies or litigation arising out of the failure of Beneficial Franchise to perform its duties and responsibilities under this Agreement. Beneficial Franchise may retain attorneys of its own selection to represent it at Beneficial Franchise's expense. Beneficial Franchise shall direct the defense of the claim; provided, however, Beneficial Franchise shall not compromise or settle any claim or action without the prior approval of Block, BNB and Tax Masters. If Block, BNB or Tax Masters is named a party to any action or proceeding for which Beneficial Franchise has a duty of indemnification pursuant to this Section 4.3, BNB, Block or Tax Masters, as applicable, shall have the right to directly defend any such action or proceeding by retaining attorneys of its own selection to represent it at Beneficial Franchise's expense. Provided, however, neither Block, BNB nor Tax Masters shall compromise or settle any such claim or action without prior consultation with Beneficial Franchise.

         4.5  Expiration of License.  Block's license under
Section 4.1 above shall run until [
                                                       ],
except under those circumstances, set forth in Section [


                                               ], termination
of Block's license under the Patent Rights shall terminate any sublicense granted by Block.

5.  LICENSE AND SUBLICENSE BY BLOCK TO BNB AND TAX MASTERS
    OF CERTAIN RIGHTS; CERTAIN EXPENSES.

         5.1 Sublicense of Rights Under Patent. Block hereby grants to BNB and Tax Masters a non-exclusive and non-assignable right and license under the Patent Rights to use any data processing system or any method falling within the scope of any claim of the Patent Rights in connection with the making of RALs to any customer which uses an H & R Block tax preparation office listed on Exhibit I or Exhibit IA or and H & R Block tax preparation office operated by a Major Franchisee which has selected BNB as the lender for its territory (or an H & R Block tax preparation office operated by a satellite franchisee of such Major Franchisee) for electronic filing of a federal tax return.

         5.2 License of Trademarks. Block hereby grants to BNB and Tax Masters a non-exclusive and non-assignable right and license to use the name and trademarks "H & R Block" and "Rapid Refund" (collectively, the "Licensed Marks") in connection with the making and processing of RALs for customers of Block and its franchisees. Neither BNB nor Tax Masters shall use either of such trademarks for any purpose except the purposes specifically set forth herein. Any use of either Licensed Mark and all good will generated thereby shall inure to the benefit of Block. All uses of the Licensed Marks shall be approved in advance by Block and shall be at all times in compliance with any standards which Block may impose in writing from time to time regarding such use. All rights in and to the Licensed Marks which are not specifically granted to BNB and Tax Masters shall remain with Block. BNB and Tax Masters shall cooperate with Block in the protection and defense of the Licensed Marks and in the prosecution, at Block's sole option, of infringers of the Licensed Marks. Neither BNB nor Tax Masters shall register or seek to register any trademark, logotype or commercial symbol used by either of them in the exercise of the rights licensed under this Section or sublicensed by Block to BNB and Tax Masters pursuant to the immediately preceding section of this Agreement. Block waives and releases BNB and Tax Masters from and against, any and all claims of liability arising in any manner from the use by BNB or Tax Masters of either of the Licensed Marks prior to the date hereof.

         5.3 Access to Offices. Block hereby grants to BNB and Tax Masters access to the tax preparation offices owned and operated by Block and to the satellite franchise offices in Block company-owned territories for the purpose of assisting and facilitating the operation of the RAL program at such Block offices. Access pursuant to this Section shall be approved in advance by Block according to a procedure mutually agreed upon by Block and BNB on or before August 1 of each year during the term hereof.

         5.4 Certain Expenses. Block agrees in connection with the operation of the RAL program: (i) to conduct such advertising; (ii) to prepare forms and other written materials; (iii) to equip its company owned offices with computer equipment; (iv) to develop or acquire software; (v) to maintain personnel; and (vi) to incur other expenses, in each case as reasonably necessary to advertise and accommodate the making of RALs to customers of Block company owned offices.

         5.5 License Fee. In consideration of the rights granted in Sections 5.1-5.3 above, and in consideration of the expenses incurred by Block described in Section 5.4 above, all of which expenses are either directly or indirectly incurred for the benefit of BNB and Tax Masters, BNB shall pay to Block, during the Initial Term (as defined hereinafter) hereof, the amounts set forth below (the "License Fee")




         Tax Period                      License Fee

         1992                                $3 per RAL
         1993                  not more than $5 per RAL
         1994                  not more than $7 per RAL

The actual License Fee for Tax Periods l993 and l994 and for Tax Periods occurring during any Renewal Terms hereof shall be determined by Block in its sole discretion (subject only to limitations for tax periods l993 and l994 set forth above) and shall be disclosed to BNB on or before August 1 of each year during the Term hereof. In the event that Block agrees with any party other than BNB which makes RALs to customers of tax preparation offices owned and operated by Block ("other Lender") that the consideration paid by such other Lender for the rights granted by Block to such Other Lender under terms substantially similar to the rights granted BNB and Tax Masters hereunder shall be less (on a per RAL basis) than the License Fee determined as set forth above, then the License Fee charged BNB shall be reduced to the consideration charged such Other Lender. The License Fee shall be paid by credit to Block's account in accordance with Section 3.2 above. The licenses and access granted by Block to BNB and Tax Masters shall terminate upon termination of this Agreement for whatever reason.

6.  TERM; ANNUAL DETERMINATION OF RAL FEE; TERMINATION;
    EFFECT OF TERMINATION.

         6.1  Term of Agreement; Renewal.  The term of this
Agreement ("Term") shall commence as of August 22    , 1991
and shall expire on June 30, 1994, (the "Initial Term"), provided, however, that unless sooner terminated, this Agreement shall be automatically renewed and extended for 4 successive

                    CONFIDENTIAL TREATMENT REQUESTED

renewal terms of three (3) years each ("Renewal Terms") or until the expiration of U.S. Patent No. 4890228, whichever first occurs. In the event this Agreement has not been sooner terminated as set forth in Section 6.3 or 6.7 below, the parties agree to review the RAL program prior to the conclusion of the Initial Term and each Renewal Term with a view toward entering into reasonable, good faith discussions concerning revisions to the relationship represented by the terms hereof, between Block, Tax Masters, Beneficial Franchise and BNB regarding the making of RALs. Such revisions, if any, shall be upon such terms as are mutually agreeable to the parties thereto. If such revisions are not agreed to, the renewal shall be on such terms and conditions as are set forth in this Agreement.

         6.2 Annual Determination of RAL Fee and Credit Criteria. BNB shall annually establish the RAL fee unilaterally in its sole discretion. BNB shall initially
decide upon its RAL fee no later than [         ] of each year
("Initial RAL Fee") with the actual final RAL fee to be
established by BNB no later than [            ] of each year
("Final RAL Fee") in accordance with Section 6.8 below.

         BNB shall decide initially on its RAL credit criteria
no later than [         ] of any year during the Term
("Initial Credit Criteria") and shall establish final credit criteria (which, together with the qualifying procedures on Exhibit A) shall not be materially more restrictive of a RAL Customer's ability to obtain a RAL than reasonable credit criteria and qualifying procedures established by the Other Lender whose credit criteria and qualifying procedures are
most restrictive of such ability no later than [            ]
of such year for the ensuing Tax Period ("Final Credit
Criteria").

         BNB shall attach to this Agreement as Schedule I, the
Initial Credit Criteria and the Initial RAL Fee.  Such
Schedule may be updated by BNB on or before [            ]
of each year during the Initial Term and each Renewal Term.

         On or before [                  ] and on or before
[            ] of each ensuing year of the Initial Term and
each Renewal Term, BNB agrees to attach to this Agreement as
Schedule II the Final Credit Criteria and the Final RAL Fee for the ensuing Tax Period provided, however, that in the event the Internal Revenue Service or an affiliated entity ("Service") ceases to electronically notify the RAL Customer, BNB, Tax Masters or Block either contemporaneously or subsequent to the electronic filing of a RAL Customer's federal income tax return but prior to the disbursement of a RAL that a Direct Deposit for a RAL Customer will not be made ("Notification") or in the event that significant external events or occurrences beyond BNB's control become known to BNB at

                       CONFIDENTIAL TREATMENT REQUESTED

any time after BNB's determination of its Final RAL Fee each year that are likely to affect materially net RAL revenues of BNB for that year, BNB may after discussion with Block, and upon not less than 10 days (2 days during any Tax Period) notice to Block promptly modify the RAL program final credit criteria or Final RAL Fee but only to an extent which is reasonable under the circumstances, only if such criteria and Fee remain reasonably competitive with the Fee and most restrictive credit criteria of Other Lenders, if any, which are similarly situated and similarly affected by the absence of Notification or by such external event or occurrence and only until the effect of absence of Notification or such event or occurrence ends or until the end of the first Tax Period in which such absence of Notification or event or occurrence has or is likely to have the above-described effect, whichever comes first.

         6.3  Termination and Cure.

         (a)  Termination.  Any party may at its option
terminate this Agreement upon [        ] days prior written
notice to all other parties if (i) any other party is in material default in the performance of any of its obligations or duties under this Agreement and the party in default shall fail
to commence cure within such [      ] period or shall fail
thereafter diligently to prosecute cure to completion within a reasonable time thereafter, which reasonable time shall be based on the nature of the default and the steps required to cure, but
which in all events shall not exceed [       ] from the notice
of default [           ] from the notice of default during a Tax
Period), provided, however, that in all events any such cure must be accomplished without substantial unreimbursed expense or damage to any other party by reason of the cure period; (ii) the IRS withdraws or materially changes the implementing revenue procedures sanctioning RALs to the substantial detriment of that party; (iii) BNB establishes a RAL Fee that [
                                                      ]; (iv)
Block is permitted by then prevail- ing law and regulation to make RALs directly, or through a lender controlled by Block.
For this purpose, control shall mean the ownership of 51% or more of the equity or ownership interests of such lender; (v) BNB establishes Credit Criteria or Schedule A Qualifying Procedures which, [



                                          ]; (vi) BNB does not
modify its program in the manner or by the time required under
Section 3.1 above; or (vii) the operation of the RAL program or the electronic filing program is made infeasible or impractical by (x) legal or regulatory determinations, enactments or interpretations or (y) significant external events or occur-

                        CONFIDENTIAL TREATMENT REQUESTED

rences beyond that party's control provided that the parties shall first mutually endeavor in good faith to employ reasonable efforts to modify the program in a manner resolving the problems caused by such legal, regulatory, or significant external events or occurrences.

         In the event that this Agreement is terminated by any party on the basis of [
                                     ], the non-exclusive
license provided to Block by Beneficial Franchise shall terminate effective upon the date of termination of this Agreement. If this Agreement is terminated on the basis of [


                                                ].

         (b) Certain Cure. For purposes of Section 6.3(a), if the default with respect to which Block gives notice of termination is the failure or inability of BNB to make RALs as required by this Agreement, then cure shall be accomplished, and no termination of this Agreement shall result to the extent that BNB arranges for a substitute performance by an Other Lender, and such Other Lender commences, within the appropriate cure period set forth in Section 6.3(a) (45 days, or 10 days during the Tax Period), to make the RALs which BNB was unable to make. Block and BNB shall use their respective best efforts in attempting to arrange for such substitute performance. As a means of ensuring, to the greatest extent possible, that all customers of Block company owned and company owned satellite offices have continued access to RALs, Block shall use its best efforts to cause such Other Lender(s) to come to the assistance of BNB in the circumstances described in this Section 6.3(b), and will use its best efforts to obtain agreement from such Other Lenders(s) to use its or their best efforts to come to the assistance of BNB by making any RALs BNB is unable to make, in accordance with such Other Lender(s) credit criteria, unless such Other Lender's computer system or financial capacity preclude the rendering of such assistance. BNB and Tax Masters agree to use their best efforts to come to the assistance of an Other Lender, by making RALs in accordance with BNB's credit criteria, should such Other Lender be unable to make RALs as required by the relationship between such Other Lender and Block, provided BNB's and Tax Masters' computer system and financial capcity do not preclude such assistance. The provisions of this Section 6.3(b) shall not relieve BNB or Tax Masters of its or their obligation to (i) diligently complete cure under Section 6.3(a) so that BNB can again make RALs notwithstanding substitute performance under this Section 6.3(b) in the interim by such Other Lender; and (ii) compensate Block for expenses and damages as described in Section 6.3(a). Also, the provisions of this Section

                      CONFIDENTIAL TREATMENT REQUESTED

6.3(b) shall be used by BNB or Tax Masters to avoid the provisions of Section 7.5 dealing with assignment of rights and obligations under this Agreement.

         6.4  Reasonably Competitive RAL Fee.  In the event that
after the Initial Term, the Base RAL fee, as defined below, is
[             ], BNB's RAL fee [
                                                    ] such RAL
fee is [

                    ]. In the event that after the Initial Term hereof the Base RAL fee [


                                                   ].  Rounding
by BNB of an RAL fee to the nearest fifty cents shall [

                                           ].

         6.5 Effect of Termination. After any termination, the RAL accounts established by BNB will continue to be the property and responsibility of BNB. Termination shall not affect existing obligations.

         6.6 Return of Proprietary Information. Upon termination of this Agreement, the parties will return to any furnishing party all proprietary and confidential information received in connection with this Agreement and certify in writing to such furnishing party that such receiving party has not retained any copies of such proprietary or confidential information.

         6.7 Phase-Out of RAL Program After Termination. Upon termination of this Agreement pursuant to Section 4.2
[
                                    ] or Section 6.3(a)(iv),
the parties shall extend the term of this Agreement an additional tow (2) years ("Phase-Out Term") during which terms BNB shall be the RAL lender for not less than 25% and 15% in number of the Block company-owned offices during the first and second years of the Phase-Out Term respectively. With respect to a termination pursuant to Section 6.3(a)(iv), the Phase-Out Term shall not begin until after the expiration of the Initial Term and the first Renewal Term. If the party terminating the Agreement pursuant to
Section 4.2 is a party other than Block [
                       ], BNB shall be the RAL lender for
not less than 50% in number of the Block company-owned offices during each year of the Phase-Out Term and the license provided to Block by Beneficial Franchise pursuant to Section 4.1 shall terminate at the expiration of the Phase-Out Term. During the Phase-Out Term, the parties agree to engage in good faith discussions concerning continuation of the relationship and revi-sions to the Agreement that are mutually agreeable to the parties.

         6.8 Notice of Terms Schedule. In accordance with the requirements of this Agreement, Block and BNB shall advise the other party of the assignment of Block Offices, License Fee and RAL Fee determination, as applicable, for the ensuing Tax Period pursuant to the following schedule:

         July 15          - Block provides BNB with  schedule
                          of office locations assigned to BNB
                          in Exhibits I, IA and IB.

         August 1         - Block advises BNB of Block's
                          License Fee in Schedule IA.

         August 15        - BNB advises Block of BNB's Initial
                          RAL fee and Credit Criteria in
                          Schedule I.

         September 1      - Block advises BNB whether BNB's RAL
                          fee is reasonably competitive under
                          Section 6.4 and whether BNB's credit
                          criteria are materially more
                          restrictive than that of the most
                          restrictive Other Lender under
                          Section 6.2.  If BNB's RAL fee is not
                          reasonably competitive, Block shall
                          advise BNB of the closest RAL fee
                          amount below which BNB's RAL fee
                          shall be reasonably competitive
                          pursuant to Section 6.4.  If BNB's
                          Credit Criteria are materially more
                          restrictive pursuant to Section 6.2,
                          Block shall so advise BNB and provide
                          BNB with information concerning less
                          restrictive credit criteria.

         September 15     - BNB advises Block of BNB's Final
                          RAL fee and Credit Criteria in
                          Schedule II.

7.  MISCELLANEOUS

         7.1 Offering of RALs. Except as otherwise provided below in this Section, during the Initial Term and any Renewal Terms, neither Block, through Company-owned or participating Satellites as described on Exhibits I and IA, respectively, BNB, Tax Masters nor Beneficial Franchise, shall offer directly or indirectly any RALs to any of its customers except in connection with a RAL program offered by or through Tax Masters and/or BNB and Block respectively or through Company owned or participating franchises or any affiliates of Tax Masters and/or BNB or Block. The limitations contained in the preceding sentence shall not apply to Tax Masters and/or BNB in connection with their offering a RAL Program to Tax Centers of America ("TCA"), any affiliate,

                       CONFIDENTIAL TREATMENT REQUESTED

successor, or assign, or in such cities, towns or metropolitan districts principally served by Block Major Franchisees or Satellites who have not elected by August 31 prior to the current Tax Period to participate in the RAL program offered in conjunction with Block, BNB and/or Tax Masters; provided further, however, that in the event Tax Masters and/or BNB offers the RAL program in accordance with this Section 7.1 to subscribers other than Block with a cost less than that involved in its RAL program with Block, it shall provide RALs in conjunction with its RAL program with Block with the same or lower cost offered in conjunction with such other subscribers. During the term of this Agreement, BNB, Tax Masters and Beneficial Franchise agree that neither of them nor any of their affiliates (defined to mean persons or entities controlled by, in control of or under common control with, BNB, Tax Masters or Beneficial Franchise) will independently, or through any tax preparation service other than Block, offer RALs in any city where Block or any Major Franchise or Satellite is offering RALs or a substantially similar refund-loan product through BNB; provided, however, that BNB may offer RALs to customers of other tax preparation services in cities where BNB is not the lender for the Block system. During the term of this Agreement, Block agrees that RALs will not be offered at Block Company-owned offices through a lender other than BNB in any city where BNB is offering RALs or a substantially similar refund-loan product to Block Offices.

         Block agrees that for each Tax Period of the Initial Term and any Renewal Term, BNB will be the RAL lender for not less than 40% in number of the Block company-owned offices. Block shall endeavor to cause BNB to be the lender for not less than 40% of Block company-owned satellite franchisees, [

                                                    ].  The
identity of the actual offices shall be determined as set forth below.

         The Block Offices for which BNB shall be the lender shall be disclosed to BNB on or before July 15 of each year provided, however, that additional Block Offices may be added to the RAL Program with the mutual agreement of the parties hereto. Block shall consult with BNB concerning the identity of the office locations for which BNB shall be the lender, and Block agrees to negotiate in good faith any modifications requested by BNB to the proposed Block Offices designated by Block, and there shall be set forth on Exhibit I and IA those Block Offices for which BNB will be the lender and such Exhibits shall be updated for each succeeding Tax Period during the term of this Agreement. In making such decision regarding Block Company owned locations, Block shall in good faith consider the inconvenience to BNB of being the lender for offices in territories which are principally served by

Other Lenders, the intent of this Section being that consideration will be given to whether (i) the offices which are assigned to BNB are reasonably comparable to other Block Offices in terms of volume production, (ii) BNB has affiliates in those states where BNB is to be the lender for Block Offices, (iii) BNB would be able to offer RALs or substantially similar refund-loan products to tax preparers other than Block in locations where BNB is not the lender for Block Offices, and
(iv) to the extent practicable, states and offices previously assigned to BNB shall remain substantially unchanged from year to year. Provided, further, however, Block shall have the ability to delete from Exhibit I and IA any location and Block may substitute locations (subject to the immediately preceding sentence of this Section) as long as the net effect of the deletions and substitutions does not result in a reduction of the offices on Exhibits I and IA (with respect to the anticipated number of RALs) and the number of offices in Indiana and Ohio set forth on Exhibit I and IA. Block will consult with BNB before making any such substitutions or deletions and will in good faith endeavor to modify anticipated substitutions and additions responsive to reasonable requests for such modifications by BNB.

         7.2 Audit Rights of the Parties. Each party agrees that they will each make the applicable books and records available to the other parties as such party may reasonably request in connection with any of the payments to be made under this Agreement.

         7.3 Other Agreements. Each party warrants that its execution of this Agreement does not constitute a violation of any agreement or relationship to which it is a party.

         7.4 Use of Name; Agency. Except as otherwise set forth herein, Tax Masters, Beneficial Franchise, Block and BNB agree not to use the trade names or service marks of any other party without the other party's express written consent. This Agreement does not establish or create a joint venture among Block, Beneficial Franchise, Tax Masters or BNB and the employees, agents or representatives of the respective parties are not the partners, agents or representatives of each other.

         7.5 Assignment. Except as set forth in Section 6.3(b), performance under this Agreement may only be assigned by either Tax Masters, Beneficial Franchise or BNB with the prior consent of Block upon thirty (30) days prior written notice. Such consent shall not be unreasonably withheld.

         7.6 Litigation. In the event of litigation among the parties with respect to this Agreement, the prevailing party shall be entitled to reasonable attorney's fees from the losing party or parties, including such fees incurred during any such litigation on appeal.

         7.7  Excusable Delays.  If BNB's, Beneficial
Franchise's, Tax Masters' or Block's performance of any of the obligations hereunder is prevented, restricted or interfered with by reason of fire, or other casualty or accident; strikes or labor disputes, war or other violence; any law, order, proclamation, regulation, ordinance, demand, or requirement of any government agency; or any act or condition whatsoever beyond their reasonable control (provided however, the failure of any computer hardware, software, or communication system maintained by BNB in connection with the RAL program, shall not be "excused" under this Section, to the extent such failure is not caused by or the result of any of the above-mentioned factors or conditions), BNB, Beneficial Franchise, Tax Masters or Block upon giving prompt notice, shall be excused from such performance to the extent of such prevention, restriction or interference; and same shall not therefore constitute a default of this Agreement, provided, however, BNB, Beneficial Franchise, Tax Masters and Block shall use reasonable efforts, including, without limitation, the best efforts referred to in
Section 6.3(b) to arrange for substitute performance, to avoid or remove such causes of non-performance and shall continue performance hereunder whenever such causes are removed.

         7.8 Contingent Issuing of Checks by BNB. In the event it becomes infeasible due to events or occurrences beyond the parties control for Block Offices to issue RAL disbursement checks directly to the RAL Customer, then the parties agree that BNB shall issue such checks directly to the RAL
Customers. If any check is mailed by BNB, BNB shall mail the RAL check to the RAL Customer within the same day of BNB's receipt of the RAL Customer's application provided, however, in either case, such applications must be received by BNB by 9:00 a.m. Eastern Standard or Daylight Savings Time (as the case may be).

         7.9 Disclaimers; Block's Responsibilities. TAX MASTERS, BENEFICIAL FRANCHISE, BLOCK, AND BNB'S OBLIGATIONS UNDER THIS AGREEMENT ARE IN LIEU OF ALL WARRANTIES, EXPRESS OR IMPLIED, EXCEPT AS OTHERWISE PROVIDED IN SECTION 1.7 WITH RESPECT TO BLOCK'S CARE AND CUSTODY OF THE DISBURSEMENT CHECKS, NEITHER TAX MASTERS, BENEFICIAL FRANCHISE, BNB, NOR BLOCK WILL BE LIABLE FOR INCIDENTAL, SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES, LOSS OF PROFITS OR INCOME, LOSS OF USE OR OTHER BENEFITS ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR THE SERVICES PERFORMED HEREUNDER. PROVIDED, HOWEVER, WITH RESPECT TO BLOCK'S RESPONSIBILITIES UNDER SECTION 1.7, THE PARTIES AGREE THAT BLOCK WILL NOT BE LIABLE FOR INCIDENTAL, SPECIAL, OR INDIRECT DAMAGES BUT WILL BE LIABLE FOR ANY INTEREST CHARGES. It is the responsibility of Block to ensure that all of its files are adequately duplicated and documented. Tax Masters will not be responsible for failure to so do, nor for the cost of reconstructing data stored on disc files, tapes, memories, etc. lost during the course of performance of the services provided for in this Agreement.

         7.10 Applicable Law. This Agreement will be governed by and interpreted in accordance with the laws of the State of Delaware.

         7.11 Notices. All notices required or permitted to be given under this Agreement shall be in writing and shall be given by registered or certified mail, return receipt requested, addressed to each as follows:

         If to Block to:        H & R Block, Inc.
                                4410 Main Street
                                Kansas City, Missouri 64lll
                                Attention: Mr. Harry Buckley

         If to BNB to:          Beneficial National Bank
                                P.O. Box 1551
                                Wilmington, DE  19899-1551
                                Attention:  President

                                and Wheeler K. Neff
                                    General Counsel

         If to Tax Masters to:  Beneficial Tax Masters Inc.
                                200 Beneficial Center
                                Peapack, New Jersey  07977
                                Attention: Ross N. Longfield

         Any party may change the address to which is desires notices to be sent by giving the other parties ten (10) days prior notices of any such change.

         Any notice shall be deemed given upon its receipt by the party to whom the notice is addressed.

         7.12 Severability. If any provision of this Agreement other than a provision dealing with fees to Block, Credit Criteria or RAL Fees charged to customers of Block shall for any reason be held invalid, illegal or unenforceable, same shall not affect the validity of this Agreement or any other provision hereof and this Agreement shall be interpreted and construed as if such provision to the extent invalid, had not been contained herein. The parties shall in good faith endeavor to redesign the RAl program or the terms hereof in a manner consistent with the intent of this Agreement before terminating this Agreement pursuant to this Section.

         7.13 Entire Agreement. Except as provided in Section 2.2, this Agreement represents the entire agreement between the parties with respect to the subject matter set forth herein and each party warrants and represents that there are no oral understandings between or among them or other written documents that differ from the terms and conditions of this Agreement. This Agreement may be modified only by a written agreement, signed by all of the parties.

         The parties have executed and delivered this Agreement as of the day and year first above written.

ATTEST:                   BENEFICIAL NATIONAL BANK

/s/ Eileen F. Caulfield   By:/s/ Wheeler K. Neff
  Eileen F.Caulfield           Wheeler K. Neff
  Asst. Secretary              Senior Vice President


ATTEST:                   BENEFICIAL TAX MASTERS INC.

/s/ Janice L. Lewis       By:/s/ Elizabeth A. Dawson
  Janice L. Lewis,            Elizabeth A. Dawson,
  Secretary                   Vice President

ATTEST:                   BENEFICIAL FRANCHISE COMPANY INC.

/s/ Janice L. Lewis       By:/s/ Elizabeth A. Dawson
  Janice L. Lewis,            Elizabeth A. Dawson,
  Secretary                   Vice President

ATTEST:                   H & R BLOCK, INC.

                          By:/s/ Thomas M. Bloch
                             Thomas M. Bloch, President

                            Specimen Copy

                              Schedule I

      INITIAL CREDIT CRITERIA AND INITIAL RAL FEE FOR TAX PERIOD

                   January 1, 1992 - June 30, 1992


Initial Credit Criteria

The RAL Applicant must:

1. Have a valid Federal Income Tax Return for Tax Year 1991 acceptable by the IRS for Electronic Filing and Direct Deposit, and anticipate a minimum Federal Income Tax Refund of three hundred ($300) dollars; and a maximum RAL amount of three thousand ($3,000) dollars (inclusive of any fees or charges).

2.    Be eighteen (18) years of age.

3. Comply with the Identification and Qualifying Procedures for a Refund Anticipation Loan through Beneficial National Bank as set forth on Exhibit A attached hereto.

4. Not previously have filed any Federal Income Tax Return for the Tax Year 1991, not have any previous tax liabilities, delinquent student loans, or any other delinquent federally guaranteed or sponsored loans, or delinquent child support payments.

5. Not have a petition filed (whether voluntary or involuntary) under any federal or state bankruptcy or insolvency laws, and not have obtained a RAL from BNB in a prior year that has been discharged in bankruptcy.

6. Not have a Power of Attorney that is presently in effect or on file with the IRS to direct the Federal Tax Refund to any Third Party.

Initial RAL Fee

The Initial RAL Fee established by BNB for the Tax Period January 1,
1992 - June 30, 1992 shall be            .

                           CONFIDENTIAL TREATMENT REQUESTED

                              EXHIBIT A

         QUALIFYING PROCEDURES FOR A REFUND ANTICIPATION LOAN
                   THROUGH BENEFICIAL NATIONAL BANK


Listed below are procedures for qualifying a tax client for a Refund Anticipation Loan.

1.    IDENTIFICATION

Applicant must have [
                    ].

      GROUP A                                 GROUP B

[                ]                     [
                                            ]

[                    ]                 [
                                            ]

[                                      [                          ]

       ]

[                        ]             [                   ]

[             ]                        [                ]

[                 ]                    [                       ]

[                         ]            [                 ]

[                         ]            [                    ]

[                  ]

[                ]

[             ]

[                         ]

[
                 ]


[


                                              ].

2.    SOCIAL SECURITY NUMBER/NAME VALIDATION

Applicant must produce one of the following, in order of preference, and the tax preparer must initial the application certifying they have seen it.

           A.  A Current Year IRS Mailing Label.

           B.  A current year RAL Priority Card.

           C.  A copy of the 1990 Tax Return, W-2's, etc.

           D.  A Social Security card issued by the Social
               Security Administration.

           E.  Current Military Identification.

The purpose of the Social Security Number/Name Validation is to insure that the tax return will successfully "post" at the IRS. This can only be assured if the return is filed using the same name and Social Secutiry Number that the return was filed successfully under the previous year. If the name and Social Security Number don't match, the refund may be frozen or "flipped" to a paper refund issued to the taxpayer.

Therefore, if a RAL is requested, you cannot:

      (1) Change the primary name on the return due to divorce or name change from the way the return was filed on the 1990 tax return unless the current mailing label reflects the change.

      (2) Switch the "primary taxpayer" on a joint return from one spouses to the other. In other words, the primary taxpayer must be the same as on the 1990 return.

      (3) Accept for RAL a return for a spouse who is filing separately, single or head of household, for the first time, after married filing jointly. (Primary taxpayer on the previous joint return now filing separately, single or head of household, is eligible.)

The safest course is to obtain the current mailing label whenever possible. When the check digit is entered by the data entry operator, it will validate correctness of the Social Security Number. (Also check W-2's for consistency of names and Social Security Numbers). Make sure the name and Social Security Number are entered clearly and correctly on the tax return.

3.    PHONE CONTACT

Must have at least one valid phone number (home or work) where client can be reached. This phone number must be keyed in as part of the computer input for the RAL application to be accepted.

4.    OUTSTANDING LIABILITIES

Make sure the client understands that no application can be submitted if there are outstanding tax liabilities, student loans, child support, or current bankruptcy. (See application.)

5.    ESTIMATED TAX PAYMENTS

If Estimated Tax Payments are present on the client's tax return a RAL application must not be permitted. Many returns with Estimated Tax Payments do not match the payment records on the IRS Masterfile which delays the processing of the tax return and causes a paper check to be issued to the taxpayer rather than Direct Deposit to the account at BNB.

6.    NRA OR APPLIED FOR SOCIAL SECURITY NUMBERS

If spousal social security number on a joint return is equal to NRA or Applied For (Social Security Number), a RAL application must not be permitted.

                            Specimen Copy

                             Schedule II

        FINAL CREDIT CRITERIA AND FINAL RAL FEE FOR TAX PERIOD

                   January 1, 1992 - June 30, 1992


Final Credit Criteria

The RAL Applicant must:

1. Have a valid Federal Income Tax Return for Tax Year 1991 acceptable by the IRS for Electronic Filing and Direct Deposit, and anticipate a minimum Federal Income Tax Refund of three hundred ($300) dollars; and a maximum RAL amount of three thousand ($3,000) dollars (inclusive of any fees or charges).

2.       Be eighteen (18) years of age.

3. Comply with the Identification and Qualifying Procedures for a Refund Anticipation Loan through Beneficial National Bank as set forth on Exhibit A attached hereto. If there is evidence of multiple surnames on the identification presented, only a current year IRS mailing label or a current year RAL Priority Card will be acceptable forms of name and social security number validation.

4. Not previously have filed any Federal Income Tax Return for the Tax Year 1991, not have any previous tax liabilities, delinquent student loans, or any other delinquent federally sponsored loans, or delinquent child support payments.

5. Not have a petition filed (whether voluntary or involuntary) under any federal or state bankruptcy or insolvency laws and not have obtained a RAL from BNB in a prior year that has been discharged in bankruptcy.

6. Not have a Power of Attorney that is presently in effect or on file with the Internal Revenue Service to direct the Federal Tax Refund to any Third Party.

Final RAL Fee

The Final RAL Fee established by BNB for the Tax Period January 1,
1992 - June 30, 1992 shall be            .

                        CONFIDENTIAL TREATMENT REQUESTED

                              EXHIBIT A

         QUALIFYING PROCEDURES FOR A REFUND ANTICIPATION LOAN
                   THROUGH BENEFICIAL NATIONAL BANK


Listed below are procedures for qualifying a tax client for a Refund Anticipation Loan.

1.       IDENTIFICATION

Applicant must have [
                         ].

      GROUP A                                 GROUP B

[                ]                     [
                                            ]

[                    ]                 [
                                            ]

[                                      [                          ]

       ]

[                        ]             [                   ]

[             ]                        [                ]

[                 ]                    [                       ]

[                         ]            [                 ]

[                         ]            [                    ]

[                  ]

[                ]

[             ]

[                         ]

[
                 ]


[


                                              ].

2.    SOCIAL SECURITY NUMBER/NAME VALIDATION

Applicant must produce one of the following, in order of preference, and the tax preparer must initial the application certifying they have seen it.

           A.  A Current Year IRS Mailing Label.

           B.  A current year RAL Priority Card.

           C.  A copy of the 1990 Tax Return, W-2's, etc.

           D.  A Social Security card issued by the Social
               Security Administration.

           E.  Current Military Identification.

The purpose of the Social Security Number/Name Validation is to insure that the tax return will successfully "post" at the IRS. This can only be assured if the return is filed using the same name and Social Secutiry Number that the return was filed successfully under the previous year. If the name and Social Security Number don't match, the refund may be frozen or "flipped" to a paper refund issued to the taxpayer.

Therefore, if a RAL is requested, you cannot:

      (1) Change the primary name on the return due to divorce or name change from the way the return was filed on the 1990 tax return unless the current mailing label reflects the change.

      (2) Switch the "primary taxpayer" on a joint return from one spouses to the other. In other words, the primary taxpayer must be the same as on the 1990 return.

      (3) Accept for RAL a return for a spouse who is filing separately, single or head of household, for the first time, after married filing jointly. (Primary taxpayer on the previous joint return now filing separately, single or head of household, is eligible.)

The safest course is to obtain the current mailing label whenever possible. When the check digit is entered by the data entry operator, it will validate correctness of the Social Security Number. (Also check W-2's for consistency of names and Social Security Numbers). Make sure the name and Social Security Number are entered clearly and correctly on the tax return.

3.    PHONE CONTACT

Must have at least one valid phone number (home or work) where client can be reached. This phone number must be keyed in as part of the computer input for the RAL application to be accepted.

4.    OUTSTANDING LIABILITIES

Make sure the client understands that no application can be submitted if there are outstanding tax liabilities, student loans, child support, or current bankruptcy. (See application.)

5.    ESTIMATED TAX PAYMENTS

If Estimated Tax Payments are present on the client's tax return a RAL application must not be permitted. Many returns with Estimated Tax Payments do not match the payment records on the IRS Masterfile which delays the processing of the tax return and causes a paper check to be issued to the taxpayer rather than Direct Deposit to the account at BNB.

6.    NRA OR APPLIED FOR SOCIAL SECURITY NUMBERS

If spousal social security number on a joint return is equal to NRA or Applied For (Social Security Number), a RAL application must not be permitted.

                          EXHIBIT I
                         H & R BLOCK
                   1992 RAPID REFUND SITES


                        See attached

                          EXHIBIT IA
                         H & R BLOCK
                   1992 RAPID REFUND SITES
                   Company-Owned Satellites
                       State of Indiana
                          Region 25

      Exhibits I and IA consist of a 56-page computer printout listing the H&R Block 1992 Rapid Refund Sites constituting the 40% of Block's sites to which this agreement pertained. When the contract was originally filed with the Company's 1991 10-K, confidential treatment of the list was granted by the Securities and Exchange Commission. The Company has not refiled Exhibits I and IA with this 10-K/A because (1) there have been numerous changes in such sites since 1992 and
      (2) the Company now has a contract for 100% of the Block sites, making the previous list immaterial.


      The computer printout of the 1992 Rapid Refund Sites contained the following information: District Codes, District Names, Office Addresses; Telephone numbers, Contact Name, Bank Name, Bank Transit Numbers, and Bank Account Numbers.

                   CONFIDENTIAL TREATMENT REQUESTED


                           EXHIBIT II

             H & R BLOCK - BENEFICIAL NATIONAL BANK
              ELECTRONIC DATA PROCESSING GUIDELINES


The following information describes the data processing environment which is necessary for the completion and control of RAL transactions. The software, data communications facilities, hardware, data transactions, and process are outlined to ensure that each entity produces and receives the information necessary to process the RAL transactions in a controlled and timely manner. The entities involved are:

      H&R Block Corporate Sponsored Processing Centers - Data
      Entry and Processing
           (Various Sites)

      Compuserve - ADS/Rapid Refund ("Compuserve")
           Columbus, Ohio

      Internal Revenue Service - Federal Income Tax Filing
           Cincinnati, Ohio and Ogden, Utah, Andover,
           Massachusetts, Austin , Texas, and Memphis Tennessee

      Beneficial National Bank - Banking Services, Check
      Reconciliation, Data Processing
           Wilmington, Delaware

      Beneficial Data Processing Corp. - Data Processing
           Peapack, New Jersey

Data formats are to be agreed upon by Compuserve, Tax Masters and BNB and are to be made available to H&R Block Corporate, Kansas City, Missouri by July 15 of each year of this Agreement.

SOFTWARE

[




                                                            ].

The software to be used by the H&R Block Corporate Processing Centers will be developed by H&R Block according to the specifications and record layouts agreed upon by Tax Masters/BDPC and H & R Block/Compuserve and attached to this Exhibit II as Schedule A such Schedule to be attached no later than August 15, 1989 and thereafter July 15 of each year of this Agreement.

                         CONFIDENTIAL TREATMENT REQUESTED

The software to be used by the IRS is their own product to accommodate the transactions, data formats and file specifications to be provided by the IRS. The software to be used by BNB will be developed by BNB according to the specifications and record layouts to be agreed upon between BNB and Tax Masters/BDPC.

COMMUNICATION

The communication environment will involve leased phone lines between Compuserve, Columbus, Ohio and the Tax Masters facility in Peapack, New Jersey. Compuserve will arrange for and administer this facility as described in Section 1.8 of the Agreement.

Dial back-up between Columbus, Ohio and Peapack, New Jersey will be included for use in case of leased line failure; moden sets on each end will include a spare medium in case of a modem failure.

DATA TRANSACTIONS

[



                                                   ]

      -    [              ]
      -    [               ]

[




             ]

      -    [                              ]
      -    [
                                       ]
      -    [                                                   ]
      -    [

                                     ].

                        CONFIDENTIAL TREATMENT REQUESTED

PROCESSING

[










                           ].

[






                   ].

                            CONFIDENTIAL TREATMENT REQUESTED

                           EXHIBIT III


                 Information Accessible by Block

[



                                             ].

[


                                ].

[


                            ]

           -    [                       ]
           -    [                              ]
           -    [                                               ]
           -    [                                     ]
           -    [
                                     ]
           -    [                ]

                           EXHIBIT IV
                              BNB
                    [See RAL check attached]

                                                     EXHIBIT IV-a




Exhibit IV-a is a photocopy of the face of a cashier's check and stub to be issued by Beneficial National Bank in connection with the RAL program.

The face of the cashier's check includes the logo of the bank on which the check is drawn (Beneficial National Bank, Member FDIC, Wilmington, DE 19899-1551), the patent number, the check number, a place for the payee's social security number, a section for the payee's name and address; a section for the amount of the check; bank routing numbers; a notice that the check is not valid for amounts greater than $3,300 or after 60 days from date of issuance or after Oct. 15, 1992, whichever is earlier; and a telephone number for check verification (1-800-524-0628).

The check stub shows the following: Beneficial National Bank's logo; the check number; a notation that the stub is non-negotiable; spaces for the date and the payee's social security number; a notation to see the reverse side of the stub for a continuation of disclosures; a notation to remove the stub and retain it before depositing the check; and the following truth-in-lending disclosures:

                 Itemization of Amount Financed

      1.  Amount paid directly to you.
      2.  Amount paid to
      3.  Amount paid to BNB for prior year unpaid RAL
      4.  Amount financed (Items 1 + 2 + 3).
      5.  Total Prepaid Finance Charge (Itemized below):
                  Amount paid to BNB
      6.  Total RAL (Items 4 + 5).

The following additional information is shown in a box on the stub:

      1. Amount Financed (the amount of credit provided to you or on your behalf).
      2. FINANCE CHARGE (the dollar amount the credit will cost you).
      3. Total of payments (the amount you will have paid after you have made all scheduled payments).
      4. ANNUAL PERCENTAGE RATE (the cost of your credit as a yearly rate).

                                                     EXHIBIT IV-b



Exhibit IV-b is a photocopy of the reverse side of the cashier's check and the stub.

The stub shows additional truth-in-lending disclosures as follows:

      Demand Feature: This loan has a demand feature and the disclosures herein, including the payment schedule, are based on an assumed maturity of one year.

      Payment Schedule: Under the assumption set forth in the previous section, a single payment in full is assumed to be due on the first anniversary of the date of the accompanying check, noted on the reverse side.

      Security Interest: You have provided us with a security interest in your tax refund payable by the IRS and in the account where it is deposited.

      Prepayment: If you pay off early, you will not be entitled to a refund on part or all of the Finance Charge.

      Refer to the Loan Agreement and the Application, Certification and Authorization for other information.

     ** Beneficial National Bank ("BNB")

     ***Refund Anticipation Loan ("RAL")

The reverse side of the cashier's check provides for the payee's signature(s) and endorsement(s) and the following loan agreement:

                    BENEFICIAL NATIONAL BANK
                         LOAN AGREEMENT


      In this Loan Agreement which includes the Truth-In-Lending Disclosure Statement on the attached check stub, the words "you", "your" and "yours" refer to the payee(s) named on the reverse side to whom this check is issued. The words "we", "us" and "our" refer to Beneficial National Bank ("BNB"), the lender named on the reverse side, which issued this check.

      By endorsing this check above, you promise to pay us on demand the amount set forth in the "Total of Payments" section on the attached check stub. You further agree to each of the terms of this Loan Agreement and the Application, Certification and Authorization which are incorporated in and hereby made a part of this Loan Agreement.

      Security: You hereby grant us a security interest in (1) the anticipated refund to be paid to you by the Internal Revenue Service ("IRS") for the tax year on which this check is based, (2) the account described below and (3) all the funds deposited in such account.

      You agree that an account is hereby opened in your name at BNB to receive payment of your refund from the IRS. You further agree that we may withdraw any and all amounts in such account from time to time to repay any amounts under this Loan Agreement due us or any BNB affiliate to which your loan is assigned.