Form 10-Q
period 1995-06-30
BENEFICIAL CORP
filed 1995-08-11
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     (Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from                          to

                          Commission file number 1-1177

                             BENEFICIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                           51-0003820
     (State of incorporation)         (I.R.S. Employer Identification
                                                   No.)

     301 North Walnut Street
       Wilmington, Delaware                        19801
 (Address of principal executive                (Zip Code)
             offices)

       Registrant's telephone number, including area code:  (302) 425-2500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X        No

At July 31, 1995, the number of shares outstanding of the registrant's common stock was 52,974,540.






                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                         June 30, December 31,
                                                           1995      1994

ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .   $   258.1  $   189.5
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  .    11,995.2   12,322.6
  Allowance for Credit Losses (Note 3)  .  .  .  .  .  .      (347.4)    (331.6)
     Net Finance Receivables.  .  .  .  .  .  .  .  .  .    11,647.8   11,991.0
Investment Securities (Note 4) .  .  .  .  .  .  .  .  .     1,432.0    1,306.3
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .       184.4      185.9
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       725.9      703.9

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .   $14,248.2  $14,376.6


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 5) .  .  .  .  .  .  .  .  .  .  .   $ 3,204.3  $ 3,473.9
Deposits Payable (includes employee thrift deposits).  .       787.4      654.4
Long-Term Debt (Note 6)  .  .  .  .  .  .  .  .  .  .  .     7,147.0    7,324.8
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  .    11,138.7   11,453.1
Accounts Payable and Accrued Liabilities.  .  .  .  .  .       462.2      438.5
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .     1,180.2    1,084.7
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  .    12,781.1   12,976.3

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .       114.9      114.9
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .        52.9       52.5
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .       261.0      246.5
  Net Unrealized Gain (Loss) on Investment Securities  .         6.4       (8.8)
  Accumulated Foreign Currency Translation Adjustments .       (46.1)     (47.0)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .     1,078.0    1,042.2
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .     1,467.1    1,400.3

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .   $14,248.2  $14,376.6

See Notes to Financial Statements.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (in millions, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                          June 30,              June 30,
                                        1995    1994          1995    1994

REVENUE
  Finance Charges and Fees .  .  .  .  .$487.2  $417.2     $978.8    $828.9
  Interest Expense.  .  .  .  .  .  .  . 198.3   157.5      410.5     317.2
    Lending Spread.  .  .  .  .  .  .  . 288.9   259.7      568.3     511.7
  Insurance Premiums .  .  .  .  .  .  .  38.5    34.2       80.2      70.2
  Other  .  .  .  .  .  .  .  .  .  .  .  68.5    59.7       95.4     149.2

      Total .  .  .  .  .  .  .  .  .  . 395.9   353.6      743.9     731.1

OPERATING EXPENSES
  Salaries and Employee Benefits .  .    .94.9    90.3      194.2     176.7
  Insurance Benefits .  .  .  .  .  .  .  22.0    19.8       48.9      43.8
  Provision for Credit Losses .  .  .  .  45.3    37.3       97.0      84.6
  Other  .  .  .  .  .  .  .  .  .  .  . 127.3   109.3      262.3     224.1

      Total .  .  .  .  .  .  .  .  .  . 289.5   256.7      602.4     529.2

Income Before Income Taxes .  .  .  .  . 106.4    96.9      141.5     201.9
Provision for Income Taxes .  .  .  .  .  43.6    40.7       58.0      84.8

NET INCOME  .  .  .  .  .  .  .  .  .  .$ 62.8  $ 56.2     $ 83.5    $117.1

EARNINGS PER COMMON SHARE  .  .  .  .  .$ 1.15  $ 1.05     $ 1.52    $ 2.18

DIVIDENDS PER COMMON SHARE .  .  .  .  .$  .43  $  .38     $  .86    $  .76

See Notes to Financial Statements.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                              Six Months Ended
                                                                   June 30,

                                                                 1995    1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .$   83.5   $117.1
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .    97.0     84.6
   Provision for Deferred Income Taxes  .  .  .  .  .  .  .  .    (9.7)    (4.5)
   Depreciation and Amortization  .  .  .  .  .  .  .  .  .  .    23.4     24.6
   Insurance Policy & Claim Reserves .  .  .  .  .  .  .  .  .    95.5     92.0
   Accounts Payable & Accrued Liabilities  .  .  .  .  .  .  .    23.7     33.6
     Net Cash Provided by Operating Activities.  .  .  .  .  .   313.4    347.4

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .  .  .  .(4,420.5)(3,599.7)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .  .  .  . 3,635.8  2,920.3
 Receivables Securitized .  .  .  .  .  .  .  .  .  .  .  .  . 1,103.8    757.0
 Other Receivables, Net Change .  .  .  .  .  .  .  .  .  .  .    10.7     13.6
 Investment Securities Purchased  .  .  .  .  .  .  .  .  .  .  (175.2)  (258.9)
 Investment Securities Sold .  .  .  .  .  .  .  .  .  .  .  .    20.6     24.7
 Investment Securities Matured .  .  .  .  .  .  .  .  .  .  .    64.2    120.0
 Property and Equipment Purchased .  .  .  .  .  .  .  .  .  .   (17.6)   (13.3)
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (33.4)    31.2
    Net Cash Provided (Used) by Investing Activities.  .  .  .   188.4     (5.1)

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .  .  .  .  (277.8)  (140.7)
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .  .  .  .   100.4    (10.1)
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .  .  .  . 1,299.3  1,000.9
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .  .  .  .(1,507.4)(1,113.0)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (47.7)   (42.0)
    Net Cash Used in Financing Activities  .  .  .  .  .  .  .  (433.2)  (304.9)

NET INCREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .  .  .  .    68.6     37.4
Cash and Equivalents at Beginning of Period.  .  .  .  .  .  .   189.5    181.9

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .  .  .  .$  258.1  $ 219.3

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .$  403.1  $ 325.4
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    81.1     90.5

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

                                                          June 30,  December 31,
                                                            1995       1994

     Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  .  .        $ 6,317.7      $ 6,859.5
       Personal Unsecured .  .  .  .  .  .  .  .          2,604.1        2,485.9
       Credit Cards .  .  .  .  .  .  .  .  .  .          2,146.3        2,061.7
       Sales Finance Contracts  .  .  .  .  .  .            822.8          810.4
       Commercial.  .  .  .  .  .  .  .  .  .  .            104.3          105.1
         Total Owned                                     11,995.2       12,322.6
     Receivables Sold with Servicing Retained
          (all real estate secured) .  .  .  .  .         1,435.3          630.4
     Total Owned and Serviced .  .  .  .  .  .  .       $13,430.5      $12,953.0


3.   ALLOWANCE FOR CREDIT LOSSES

    An analysis of the allowance for credit losses follows (in millions):

                                                                          1995

     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  .         $331.6
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  .         (104.1)
     Recoveries on Accounts Previously Charged Off .  .  .  .  .           18.8
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .           97.0
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            4.1
     Balance at June 30 .  .  .  .  .  .  .  .  .  .  .  .  .  .         $347.4


                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT SECURITIES

    Investment securities were as follows (in millions):

                                    June 30, 1995          December 31, 1994
                              Carrying         Market     Carrying      Market
                               Value           Value       Value         Value
     AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate          $  322.9         $  322.9    $  267.1     $  267.1
         Mortgage-backed       123.3            123.3       121.6        121.6
         Municipal               4.2              4.2         3.8          3.8
         U.S. Government        87.6             87.6        62.7         62.7
         Foreign Government     38.5             38.5        34.9         34.9
                               576.5            576.5       490.1        490.1
       Equity Securities         6.8              6.8         7.4          7.4
          Total             $  583.3         $  583.3    $  497.5     $  497.5

     HELD-TO-MATURITY
       Debt Securities:
         Corporate          $  481.5         $  481.2    $  448.0     $  402.7
         Mortgage-backed       232.5            236.4       236.1        222.1
         Municipal              22.2             22.2        22.4         20.5
         U.S. Government        65.5             67.0        55.1         53.0
         Foreign Government     30.8             30.6        31.4         28.2
         Other                  16.2             16.2        15.8         15.8
           Total            $  848.7         $  853.6    $  808.8     $  742.3

     TOTAL INVESTMENT SECURITIES $1,432.0    $1,436.9    $1,306.3     $1,239.8

     There were no investments transferred from Held-To-Maturity to Available-
     For-Sale, nor were there any sales of Held-To-Maturity investments during the six-month period ended June 30, 1995.

5.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following (in millions):

                                                       June 30,    December 31,
                                                        1995       1994
     Commercial Paper.  .  .  .  .  .  .  .  .  .      $2,787.8        $3,209.5
     Bank Borrowings .  .  .  .  .  .  .  .  .  .         416.5           264.4
           Total  .  .  .  .  .  .  .  .  .  .  .      $3,204.3        $3,473.9

      The  weighted  average interest rates (including the costs of  maintaining lines  of credit) on short-term borrowings during the six months ended  June  30 were as follows:

                                                           1995     1994

     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          6.25%    3.73%
     Other Currency Borrowings.  .  .  .  .  .  .          7.38     5.25
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          6.50     3.91

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

6.   LONG-TERM DEBT

     Long-term debt is shown below in the earliest year it could become payable
(in millions):
                                  Weighted Average
                                  Interest Rates at      June 30,  December 31,
     Maturity                      June 30, 1995          1995         1994

     1995                              7.16%           $1,192.6         $2,499.8
     1996                              7.18             1,398.9          1,070.8
     1997                              7.47             1,363.7            976.3
     1998                              8.23               980.3            877.3
     1999                              7.70               890.2            867.6
     2000-2004                         8.06             1,056.1            812.1
     2005-2023                         7.62               265.6            221.3
     Unamortized Discount                                   (.4)          (.4)
            Total                      7.58            $7,147.0         $7,324.8

      The weighted average interest rates (including issuance costs) on the Company's long-term debt during the six months ended June 30 were as follows:

                                                            1995    1994
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          7.65%    7.37%
     Other Currency Borrowings.  .  .  .  .  .  .          7.34     6.85
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          7.63     7.32

      Long-term debt outstanding at June 30, 1995, and December 31, 1994, includes $2,001.8 million and $2,191.5 million, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-two years.


                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


7.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into foreign exchange forward agreements and options to
hedge  its  net  investment in foreign subsidiaries.   At  June  30,  1995,  and
December  31, 1994, the Company had purchased options to deliver British  pounds and  Canadian  dollars  in exchange for US$404.9 million and  US$372.1  million, respectively.  Concurrently, the Company had sold options to buy British  pounds and  Canadian dollars in exchange for US$407.5 million and US$372.7  million  in
1995  and 1994, respectively.  Additionally, at June 30, 1995, and December  31,
1994,  the  Company had forward sales of German marks obligating the Company  to deliver  DM150.0 million and DM140.0 million, respectively, for US$104.9 million and  US$90.2 million.  In 1995, options entered into in 1994 to buy German marks for US$8.4 million and deliver German marks for US$8.4 million expired.

      The  Company accrued pretax losses of $3.7 million at June 30,  1995,  and
pretax  gains of $6.2 million at December 31, 1994, on open hedges.   All  hedge
gains  and losses, including the mark to spot on open options and forwards,  are recognized  in  a separate component of equity.  There were no gains  or  losses recognized in net income attributable to the above hedging activities.

      The  Company  utilizes interest-rate swaps to allow it to match  fund  its variable-  and fixed-rate receivables and to manage basis risk.  The amounts  to be  paid  or  received  under  the agreements are accrued  in  interest  expense consistent with the terms of the agreements.  At June 30, 1995, accrued interest payable  related  to these interest-rate swaps totaled $28.5 million,  which  is largely  offset by $28.1 million of accrued interest receivable.  The impact  of swap  activities on the Company's weighted average borrowing rates  and  on  the reported  interest  expense for the six months ended June  30,  1995,  was  .06%
(annualized) and $3.0 million, respectively.

     The following table summarizes the interest-rate swaps outstanding at June
30, 1995:
                                                    Weighted  Average  Weighted
                                         Notional   Interest  Rates    Average
                                          Amount    Pay       Receive  Maturity*
                                        (millions)

Pay fixed-rate - receive floating-rate    $  778.8   7.22%    6.65%    2.0
Pay floating-rate - receive fixed-rate       335.9   6.89     7.36     5.8
Pay floating-rate - receive floating-rate  1,156.0   6.22     6.02     1.1
    Total                                 $2,270.7   6.66%    6.44%    2.1

*Remaining Term in years.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

8.  EARNINGS PER COMMON SHARE

     Computations of primary and fully diluted earnings per common share are as follows:
                                           Three Months Ended   Six Months Ended
                                                   June 30        June 30
                                                1995    1994    1995   1994
(in millions, except per share amounts)

PRIMARY EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .  .    $62.8    $56.2    $83.5  $117.1
  Dividends on Preferred Stock.  .  .  .  .     (1.3)    (1.3)    (2.6)   (2.6)
  Net Income Applicable to Common Stock.  .    $61.5    $54.9    $80.9   114.5

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  .     52.5     51.9     52.3     51.8
    Common Stock Equivalents  .  .  .  .  .       .9       .8       .9       .8
      Total .  .  .  .  .  .  .  .  .  .  .     53.4     52.7     53.2     52.6

Primary Earnings per Common Share.  .  .  .    $1.15    $1.05    $1.52    $2.18

FULLY DILUTED EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .  .    $62.8    $56.2    $83.5   $117.1
  Dividends on Non-Convertible
    Preferred Stock  .  .  .  .  .  .  .  .     (1.2)    (1.2)    (2.5)    (2.5)
  Net Income Applicable to Common Stock.  .    $61.6    $55.0    $81.0   $114.6

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  .     52.5     51.9     52.3     51.8
    Common Stock Equivalents  .  .  .  .  .      1.2      1.0      1.3      1.1
      Total .  .  .  .  .  .  .  .  .  .  .     53.7     52.9     53.6     52.9

Fully Diluted Earnings per Common Share.  .     $1.15   $1.04     $1.51    $2.17

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

9.  RATIO OF EARNINGS TO FIXED CHARGES

                                                       Six Months Ended
     (dollar amounts in millions)                           June 30,
                                                        1995        1994

     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  $ 83.5       $117.1
     Add Provision for Income Taxes .  .  .  .  .  .  . 58.0         84.8
         Earnings Before Income Taxes  .  .  .  .  .  .141.5        201.9

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .  .410.5        317.2
       Interest Factor Portion of Rentals .  .  .  .  .  8.5          8.1
         Total Fixed Charges  .  .  .  .  .  .  .  .  .419.0        325.3

     Earnings Before Income Taxes and Fixed Charges   $560.5       $527.2

     Ratio of Earnings to Fixed Charges   .  .  .  .  . 1.34         1.62

      In  computing the ratio of earnings to fixed charges, earnings consist  of
net  income  to  which  has been added income taxes and  fixed  charges.   Fixed
charges consist principally of interest on all indebtedness and that portion  of rentals considered to represent an appropriate interest factor.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Reflecting the sale of $1.1 billion of variable-rate home equity loans through a securitization in the capital markets in March 1995, Beneficial's leverage (the ratio of interest-bearing debt to equity) was reduced to 7.59 to 1 at June 30, 1995, from 8.18 to 1 at year-end 1994.

     As a result of the securitization, finance receivables declined $327 million during the first half of 1995, compared to a decline of $133 million during the first half of 1994, which reflected a $757 million securitization in March of that year. Before the securitizations, finance receivables gained $776 million this year compared to $624 million in the prior year. Removing the foreign exchange translation impact, in addition to the securitizations, in both years reveals a gain of $698 million in this year's first half compared to a gain of $576 million in the comparable prior year period. The receivables growth was in real estate secured loans and personal loan products.

     Reflecting this year's securitization, as well as the remaining balance of receivables serviced from previous securitizations, total receivables sold with servicing retained were $1,435 million at June 30, 1995, compared to $1,628 million at March 31, 1995, and $630 million at the end of 1994.

     At June 30, 1995, the allowance for credit losses as a percentage of finance receivables was 2.90%, compared to 2.97% at March 31, 1995, and 2.69% at December 31, 1994. At the June 30 level, the reserve covered annualized first half net chargeoffs 2.0 times, the same as at March 31. As a percentage of average receivables, annualized first half net chargeoffs represented 1.36% of the portfolio in the first half of 1995, compared to 1.28% in the first half of 1994.

     All loan and sales finance balances delinquent two months and greater on a contractual basis increased to 2.89% of total outstandings at June 30, 1995, from 2.56% a year earlier but compared favorably to 2.95% at March 31 of this year.

Results of Operations

     Reflecting excellent loan growth, continued wide lending margins and good credit quality, second quarter 1995 earnings of $62.8 million were up 12% over the comparable period in 1994. For the first half, earnings fell 29% to $83.5 million from $117.1 million in the first half of 1994 because of the large refund anticipation loan (RAL) loss provision in the first quarter this year.
The prior year's second quarter and first half included pretax earnings of $14.1 million ($8.5 million aftertax) and $44.1 million ($26.5 million aftertax), respectively, from the RAL business, while this year's second quarter and first half reflected pretax losses from the RAL business of $1.3 million ($0.8 million aftertax) and $66.3 million ($39.8 million aftertax), respectively.

     As previously announced, the RAL business was significantly impacted this year when the Internal Revenue Service released payment of the earned income tax credit portion of thousands of refunds directly to taxpayers who had already received these refunds through the RAL program, even though the taxpayer had given written instructions to the IRS to send the refund to Beneficial National
Bank, the Company's banking subsidiary, in order to repay the loan. Due to this action, the Company recorded a $65 million pretax loss ($39 million net aftertax) for the RAL business during the first quarter of this year.

     Collection experience has been encouraging, with 68% of the over $313 million of RAL receivables affected by the IRS action collected to date. While indications are that the provision was adequate and that no further losses should occur, collections have not yet reached a level that would warrant reversal of any of the provision recorded in the first quarter.

     The lending spread income increased $29.2 million or 11% in the second quarter and $56.6 million or 11% in the first half over the 1994 periods, with the increases primarily attributable to higher average receivables. As a percentage of average receivables, the lending spread of 9.78% in the second quarter of 1995 improved from 9.13% in the first quarter this year and 9.74% in the prior year second quarter. For the first half, the lending spread percentage declined slightly to 9.40% in 1995 from 9.44% in 1994. Spread pressure in the North American loan offices has been largely offset by a higher proportion of private-label credit card receivables, which have wider lending margins.

     Driven by higher servicing revenues on securitized receivables, other revenues increased 15% in the second quarter compared to the second quarter of 1994. For the first half, however, other revenues declined 36% in comparison to the 1994 period, reflecting the large RAL loss provision in the first quarter this year.

     As a percentage of average receivables, other revenues for the 1995 second quarter improved slightly to 2.32% from 2.24% in the 1994 second quarter, but for the six months fell to 1.58% from 2.75% in 1994. In addition to the large provision for losses established for the earned income tax credit refunds, RAL pretax profits in 1995 were down because of higher fees paid to H&R Block this year and lower collections of prior year losses in comparison to 1994's strong recoveries.

     For the first half, insurance pretax earnings increased 9% to $36.7 million from $33.6 million in the prior six month period. However, the second quarter was virtually flat compared with the prior year second quarter. Insurance profits continue to benefit from much stronger credit insurance premium production and improved loss ratios.

     Reflecting higher net chargeoffs on significantly higher average receivables in 1995, the provision for credit losses increased 21% in the second quarter and 15% in the first half in comparison with the same periods in 1994.
As an annualized percentage of average receivables owned, second quarter net chargeoffs rose to 1.41% of the portfolio from 1.16% in the 1994 second quarter, while first half net chargeoffs increased to 1.36% from 1.28% a year earlier.
The higher percentages were driven by increased personal loan chargeoffs.

     Salaries and other operating expenses, combined, were up 11% and 14%, respectively, in the second quarter and first half of this year compared to the 1994 periods. Relating these operating expenses to average receivables generates an operating expense ratio of 7.52% in the second quarter compared to 7.49% in the 1994 second quarter. On the same basis, the first half operating expense ratio was 7.55% compared to 7.39% a year earlier, as this year's results reflect higher expenses related to the RAL business.

Liquidity

     The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, and cash provided through operations. The Company derives a constant source of liquidity from maturities and repayments of its receivables. The monthly collections of cash principal as a percentage of average receivables averaged 5.01% in the first half of 1995, compared to 4.49% in the first half of 1994. The increase year-to-year in the percentage collected is attributable to a higher proportion of credit cards in the portfolio during the current year.

     Substantial additional liquidity is available through committed bank lines that the Company maintains in support of its commercial paper borrowings and through long-term borrowings through both private and public debt offerings.
Also, subsidiaries of the Company sell, from time to time, home equity loans through securitizations in the capital markets.

     The principal uses of cash are loans to customers, repayments of maturing debt, dividends to shareholders, and general operating needs.

New Accounting Standard

     In March 1995, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, FAS 121 requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company has not yet determined the timing of adoption of this accounting standard; however, it does not expect the adoption to have a material effect on its consolidated financial statements.

     Effective January 1, 1995, the Company adopted FAS 114, "Accounting by
Creditors for Impairment of a Loan," and FAS 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of loan loss accrual. These statements do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as the Company's consumer receivable portfolio. As a result, their adoption did not have a significant effect on the Company's consolidated operating results or financial position.

     The consolidated financial statements and related notes should be read in conjunction with the preceding review.
                     BENEFICIAL CORPORATION AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting of stockholders on May 18, 1995.
The matters voted on at the meeting were: (1) the election of director and (2) the ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for 1995.

          All of the nominees for director were elected and the results were as follows:

                       Votes         Votes Against     Abstentions and
                        For           or Withheld     Broker Non-Votes

Bower                48,606,549         398,627               0
Callander            48,902,208         102,968               0
Cannada              48,615,335         389,841               0
Caspersen            48,634,873         370,303               0
Coleman              48,911,873          93,303               0
Farris               48,638,527         366,649               0
Gilliam              48,642,184         362,992               0
Halvorsen            48,642,955         362,221               0
Hernandez            48,910,168          95,008               0
Hillier              48,917,473          87,703               0
Holm                 48,904,284         100,892               0
Kean                 48,916,808          88,368               0
Muller               48,901,180         103,996               0
Ross                 48,917,629          87,547               0
Tucker               48,625,402         379,774               0
Wachter              48,918,723          86,453               0
Watts                48,911,463          93,713               0
Worthy               48,617,314         387,862               0


                     BENEFICIAL CORPORATION AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION

(CONTINUED)

          On the ratification of the selection of Deloitte & Touche LLP, the results were as follows:

          Votes for:  48,889,046
          Votes against or withheld:  33,028
          Abstentions:  63,454
          Broker Non-Votes:  19,648

Item 6.  Exhibits and Reports on Form 8-K.

       a)  Exhibits

 Exhibit
 Number                              Exhibit

   3.1     Copy    of    the   Company's   Restated   Certificate    of
           Incorporation, as amended, is incorporated by  reference  to
           Exhibit  3.1 of the Annual Report on Form 10-K for the  year ended December 31, 1994.

   3.2 Copy of the Company's By-Laws, as amended, is incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-
           K for the year ended December 31, 1990.

   10 Draft of Letter of Agreement to be entered into by the Company and MDE Associates, Inc. relating to personal financial counseling services to be made available to certain key officers of the Company and its subsidiaries.
           Services to be provided under the terms of this Letter of Agreement commenced during the period covered by this Form
           10-Q.

   27      Financial Data Schedule (in EDGAR filing only).

      b) The Company filed the following report on Form 8-K during the period covered by this Form 10-Q:

          1) A report on Form 8-K, dated April 25, 1995, was filed relating to the Company's first-quarter earnings, which were announced on April 25, 1995.

                      BENEFICIAL CORPORATION AND SUBSIDIARIES





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date    August 10, 1995                                   /s/ Ronald E. Bombolis
                                                          Ronald E. Bombolis
                                                          Sr. Vice President
                                                          and Controller
                                                          (Chief Accounting
                                                          Officer)




Date    August 10, 1995                                  /s/ Andrew C. Halvorsen
                                                         Andrew C. Halvorsen
                                                         Member of the Office
                                                         of the President and
                                                         Director (Chief
                                                         Financial Officer)





                                  EXHIBIT INDEX

 Exhibit
 Number                              Exhibit

   3.1     Copy    of    the   Company's   Restated   Certificate    of
           Incorporation, as amended, is incorporated by  reference  to
           Exhibit  3.1 of the Annual Report on Form 10-K for the  year ended December 31, 1994.

   3.2 Copy of the Company's By-Laws, as amended, is incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-
           K for the year ended December 31, 1990.

   10 Draft of Letter of Agreement to be entered into by the Company and MDE Associates, Inc. relating to personal financial counseling services to be made available to certain key officers of the Company and its subsidiaries.
           Services to be provided under the terms of this Letter of Agreement commenced during the period covered by this Form
           10-Q.

   27      Financial Data Schedule (in EDGAR filing only).


                                   EXHIBIT 10
                                                            DRAFT

                             BENEFICIAL CORPORATION

                               LETTER OF AGREEMENT

                                      WITH

                               MDE ASSOCIATES, INC

                                       FOR

                          PERSONAL FINANCIAL COUNSELING


Mr. Mitchell D. Eichen, Principal
MDE Associates, Inc.
7 Century Drive
Parsippany, New Jersey 07054

Dear Mr. Eichen:

      By  this  Letter  of  Agreement (the "Agreement"), Beneficial  Corporation
(sometimes  hereinafter  referred to as the "Company"),  wishes  to  engage  MDE
Associates, Inc. (sometimes hereinafter referred to as MDE Associates) to provide a comprehensive Personal Financial Counseling Service to certain designated key executives of the Company and its subsidiaries who enroll in MDE
Associates' Personal Financial Counseling Service under the terms of this Agreement (the "Participants").

SERVICES PROVIDED BY MDE ASSOCIATES


   1. For the members of the Executive Committee of Beneficial Corporation and for the members of the Senior Management Group, in the initial year of participation MDE Associates shall provide each Participant with the following personal financial counseling services:

      A.An introductory fact-finding meeting to assist each Participant to complete his/her Fact Finder checklist, to gather all additional necessary information and to establish each Participant's near-term and long-term goals, thereby encouraging each Participant to become more actively involved in the financial counseling process on an expedited basis.

      B.Preparation of a Complete Financial Management binder, the first half of which  shall  include  comprehensive and individualized  five-year  tax, cash  flow,  company  benefit  and  net  worth  projections  and,  where
        relevant,  education funding and retirement projections.   Each  set  of
        projections   shall   include  a  complete  list  of   assumptions   and
        recommendations.   Included  in  these assumptions  and  recommendations
        shall  be  an analysis of each Participant's employee benefits  and  MDE
        Associates'  recommendations as to ways in  which  his/her  use  of  the
        Beneficial  Corporation  employee  benefit  programs  available  to  the
        Participants  could be maximized, within the context  of  existing  plan rules and limitations.

      C.An individual working session wherein all of the above exhibits shall be thoroughly reviewed with each Participant.

      D.Preparation of the second half of the Complete Financial Management binder which shall include comprehensive and individualized estate planning, survivor income and other relevant projections.  Each set of projections shall include a complete list of assumptions and comprehensive planning recommendations.

      E.An individual meeting where all of the above exhibits shall be thoroughly reviewed and discussed with each Participant.

      F.One additional follow-up meeting, for those Participants who are members of the Executive Committee only, wherein MDE Associates shall revise and update all exhibits set forth in Paragraphs 1.B & 1.D. above, review the same with the
        Participant and ensure that the Participant agrees with, and will begin to implement, the recommendations made therein.

      G.Continued  proactive  counseling,  including  reasonable  telephone consultation, which may be reasonably required throughout the Participant's participation in the Personal Financial Counseling program.

   2.For those individuals who are U.S. Group Presidents, in the initial year of participation MDE Associates shall provide each Participant with the following personal financial counseling services:

      A.Attendance  at a full day group seminar to be scheduled and arranged  by
        the   Company   which  shall  cover  all  relevant  Personal   Financial
        Counseling disciplines.

      B.An   introductory  fact  finder  meeting  as  more  fully  described  in paragraph 1.A above.

      C.Preparation of a Complete Financial Management binder including those exhibits more fully described in paragraphs 1.B and 1.D above.

      D.An individual working session as more fully described in paragraph 1.C above.

      E.Continuous  proactive  counseling as more fully described  in  paragraph
        1.G above.

   3.    After  the  initial  year of participation in  the  Personal  Financial
      Counseling  Service, all Participants who are members  of  the  Beneficial
      Corporation Executive Committee shall be provided with no fewer than three meetings per year; all Participants who are members of the Senior Management
      Group shall be provided with no fewer than two meetings per year; and  all
      Participants who are U.S. Presidents shall be provided with no less than one meeting per year.  New sets of tax, cash flow, net worth and other necessary and relevant exhibits, along with complete sets of assumptions and recommendations, shall be prepared for, and presented during, each meeting.

      A.To the extent more than one meeting is provided, the meeting(s) in the first half of the year would focus on near-term planning for the current year.
        The meeting(s) held during the second half of the year would focus on year-end and long-range planning issues.  New sets of five year exhibits, which would focus on the attainment of long-term goals, will be prepared for, and presented during, the year-end meeting.

      B.Continued  proactive  counseling,  including  reasonable  telephone consultation, which may be reasonably required throughout the Participant's participation in the Personal Financial Counseling Service.

FEES

      For  those  Participants  who are members of  the  Beneficial  Corporation
Executive Committee and members of the Senior Management Group, the annual  cost
for  the  above-described service shall be $3,000 per  Participant.   For  those
Participants  who  are  U.S. Group Presidents the annual  cost  for  the  above-
described  services  shall  be $2,000 per Participant.   The  Company  shall  be
notified in advance of any future fee adjustments.

      In addition to the above fees, MDE Associates shall be reimbursed for all reasonable and necessary expenses related to the services performed herein.

OBLIGATIONS OF THE COMPANY

      The Company agrees to provide MDE Associates with all general written material on the Company's compensation and benefits plans, as well as periodic information on changes in these plans. Furthermore, the Company shall provide detailed written information on the Participant's salary, stock options, projected pension benefit, savings plan balances and interest in any other company plans, including revised data, from time to time, of each Participant who has consented to such disclosure, when requested by MDE Associates.

CONFIDENTIALITY

     It is understood that all Beneficial Corporation and individual Participant information and documentation shall be maintained by MDE Associates on a confidential basis and shall only be used in connection with advice and consultation provided to the Participants. Such information shall not be released to third parties unless so expressly authorized by the Company and/or the Participants. No Participant's personal information shall be discussed with the Company, or any of its employees, unless expressly so authorized by the Participant.

OTHER SERVICES

      MDE  Associates sells no financial products upon which it earns a  fee  or
commission.   Except as otherwise provided herein, to the extent  a  Participant needs  and  desires  other  financial services such  as  money  management,  tax preparation, estate planning documentation or other such similar services, it is agreed  that any other such services elected by the Participant are not  covered by  the  terms  hereof  and  become  the Participant's  independent  contractual obligation for which he or she shall be solely responsible.

NOTICES

      All notices and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given if mailed or transmitted by any standard form of written telecommunication to the party entitled thereto at the address stated below or to such other person at such other address as may be designated in a notice mailed or transmitted as aforesaid:

To the Company:          One Christina Centre
               301 North Walnut Street
               Wilmington, Delaware 19801

               Attention:  Scott A. Siebels
                          Vice President and
                         Secretary
                         (Fax: 302 425-2518)

To MDE Associates:  7 Century Drive
                    Parsippany, NJ  07054

               Attention:  Mitchell D. Eichen
                          Principal
                          (Fax: 201 993-1902)

TERMINATION OF THIS AGREEMENT

      It is understood that either party to this Agreement may terminate the Agreement at any time upon written notice to the other. Notice of termination shall be effective only upon receipt thereof. MDE Associates' fees shall be prorated to termination date.

      Upon termination of this Agreement, MDE shall return all individual data and worksheets to the respective Participant, upon request of the Participant, and all Company data to the Company. Following termination, MDE Associates shall continue to respect the confidentiality of all information and knowledge of the Company, its compensation and benefit programs, and of the personal financial information of Participants distributed during the term of this Agreement, pursuant to its terms.

      While MDE Associates shall use its best judgment and information which  it believes  to  be  reliable in making its recommendations  to  each  Participant, actions  taken by Participants based upon such recommendations are  done  so  at their own risk.  It is agreed that MDE Associates shall not be liable on account of  any action, omission, information, or recommendation made within the context
of   the  Personal  Financial  Counseling  Service,  except  for  negligence  or misconduct.  It is understood that the federal and state securities laws  impose liabilities  under  certain circumstances on persons  who  act  in  good  faith.
Therefore, nothing herein constitutes a waiver of, or limitation on, any  rights which the Participants may have under the federal securities laws or other laws.

                           Very tuly yours,

                           BENEFICIAL CORPORATION


Date
:
                           Scott   A.   Siebels,    Vice
                           President
                              and Secretary

ACCEPTED BY:               MDE ASSOCIATES, INC.


Date
:
                           Mitchell D. Eichen, Principal



