Form 10-Q
period 1995-09-30
BENEFICIAL CORP
filed 1995-11-13
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     (Mark One)1
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

At October 27, 1995, the number of shares outstanding of the registrant's common stock was 53,024,243.






                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (in millions)
                                                     September 30,  December 31,
                                                         1995           1994
ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .   $   196.5  $   189.5
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  .    12,403.0   12,322.6
  Allowance for Credit Losses (Note 3)  .  .  .  .  .  .      (359.1)    (331.6)
     Net Finance Receivables.  .  .  .  .  .  .  .  .  .    12,043.9   11,991.0
Investment Securities (Note 4) .  .  .  .  .  .  .  .  .     1,481.4    1,306.3
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .       181.4      185.9
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       703.4      703.9

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .   $14,606.6  $14,376.6


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 5) .  .  .  .  .  .  .  .  .  .  .   $ 3,653.1  $ 3,473.9
Deposits Payable (includes employee thrift deposits).  .       755.7      654.4
Long-Term Debt (Note 6)  .  .  .  .  .  .  .  .  .  .  .     6,963.9    7,324.8
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  .    11,372.7   11,453.1
Accounts Payable and Accrued Liabilities.  .  .  .  .  .       500.3      438.5
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .     1,230.3    1,084.7
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  .    13,103.3   12,976.3

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .       114.9      114.9
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .        53.0       52.5
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .       262.9      246.5
  Net Unrealized Gain (Loss) on Investment Securities  .         6.6       (8.8)
  Accumulated Foreign Currency Translation Adjustments .       (45.7)     (47.0)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .     1,111.6    1,042.2
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .     1,503.3    1,400.3

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .   $14,606.6  $14,376.6

See Notes to Financial Statements.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     (in millions, except per share amounts)

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                         1995     1994          1995     1994

REVENUE
  Finance Charges and Fees .  .  .  .  .$509.4  $448.6       $1,488.2  $1,277.5
  Interest Expense.  .  .  .  .  .  .  . 199.8   169.5          610.3     486.7
    Lending Spread.  .  .  .  .  .  .  . 309.6   279.1          877.9     790.8
  Insurance Premiums .  .  .  .  .  .  .  28.9    35.0          109.1     105.2
  Other  .  .  .  .  .  .  .  .  .  .  .  68.1    44.4          163.5     193.6

      Total .  .  .  .  .  .  .  .  .  . 406.6   358.5        1,150.5   1,089.6

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  .  94.7    90.5          288.9     267.2
  Insurance Benefits .  .  .  .  .  .  .  10.8    20.2           59.7      64.0
  Provision for Credit Losses .  .  .  .  66.4    45.8          163.4     130.4
  Other  .  .  .  .  .  .  .  .  .  .  . 132.8   114.9          395.1     339.0

      Total .  .  .  .  .  .  .  .  .  . 304.7   271.4          907.1     800.6

Income Before Income Taxes .  .  .  .  . 101.9    87.1          243.4     289.0
Provision for Income Taxes .  .  .  .  .  41.8    35.7           99.8     120.5

NET INCOME  .  .  .  .  .  .  .  .  .  .$ 60.1  $ 51.4       $  143.6  $  168.5

EARNINGS PER COMMON SHARE  .  .  .  .  .$ 1.10  $  .95       $   2.62  $   3.13

DIVIDENDS PER COMMON SHARE .  .  .  .  .$  .47  $  .43       $   1.33  $   1.19

See Notes to Financial Statements.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                            Nine Months Ended
                                                                September 30,
                                                                 1995    1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    $   143.6    $168.5
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .  163.4     130.4
   Provision for Deferred Income Taxes  .  .  .  .  .  .  .  .  (12.7)    (18.9)
   Depreciation and Amortization  .  .  .  .  .  .  .  .  .  .   35.3      36.9
   Insurance Policy & Claim Reserves .  .  .  .  .  .  .  .  .  145.6     129.1
   Accounts Payable & Accrued Liabilities  .  .  .  .  .  .  .   61.8     111.3
     Net Cash Provided by Operating Activities.  .  .  .  .  .  537.0     557.3

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .  .  . .(6,732.2) (5,683.0)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .  .  .  .5,480.0   4,464.1
 Receivables Securitized .  .  .  .  .  .  .  .  .  .  .  .  .1,103.8     757.0
 Other Receivables, Net Change .  .  .  .  .  .  .  .  .  .  .   15.6      21.3
 Investment Securities Purchased  .  .  .  .  .  .  .  .  .  . (263.9)   (368.8)
 Investment Securities Sold .  .  .  .  .  .  .  .  .  .  .  .   26.2      48.1
 Investment Securities Matured .  .  .  .  .  .  .  .  .  .  .   97.3     154.4
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  (39.1)     22.6
     Net Cash Provided (Used) by Investing Activities  .  .  . (312.3)   (584.3)

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .  .  .  .   170.1     96.3
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .  .  .  .    80.9     (5.5)
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .  .  .  . 2,041.8  1,674.7
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .  .  .  .(2,436.3)(1,602.2)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (74.2)   (66.1)
     Net Cash Provided (Used) in Financing Activities.  .  .  .  (217.7)   97.2

NET INCREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .  .  .  .     7.0     70.2
Cash and Equivalents at Beginning of Period.  .  .  .  .  .  .   189.5    181.9

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .  .  .  .$  196.5   $252.1

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .$  523.2   $430.6
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   140.5    107.9

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

                                                    September 30, December 31,
                                                       1995            1994

     Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  .  .       $ 6,479.8      $ 6,859.5
       Personal Unsecured .  .  .  .  .  .  .  .         2,648.3        2,485.9
       Credit Cards .  .  .  .  .  .  .  .  .  .         2,340.4        2,061.7
       Sales Finance Contracts  .  .  .  .  .  .           830.1          810.4
       Commercial.  .  .  .  .  .  .  .  .  .  .           104.4          105.1
         Total Owned                                    12,403.0       12,322.6
     Receivables Sold with Servicing Retained
          (all real estate secured) .  .  .  .  .        1,264.9          630.4
     Total Owned and Serviced .  .  .  .  .  .  .      $13,667.9      $12,953.0


3.   ALLOWANCE FOR CREDIT LOSSES

    An analysis of the allowance for credit losses follows (in millions):

                                                                          1995
     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  .         $331.6
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  .         (167.3)
     Recoveries on Accounts Previously Charged Off .  .  .  .  .           27.5
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .          163.4
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            3.9
     Balance at September 30  .  .  .  .  .  .  .  .  .  .  .  .         $359.1


                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT SECURITIES

    Investment securities were as follows (in millions):

                                 September 30, 1995         December 31, 1994
                              Carrying         Market     Carrying      Market
                               Value           Value       Value         Value
     AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate          $  347.5         $  347.5     $  267.1   $  267.1
         Mortgage-backed       116.0            116.0        121.6      121.6
         Municipal               4.1              4.1          3.8        3.8
         U.S. Government       116.7            116.7         62.7       62.7
         Foreign Government     37.1             37.1         34.9       34.9
                               621.4            621.4        490.1      490.1
       Equity Securities         6.8              6.8          7.4        7.4
          Total             $  628.2         $  628.2     $  497.5   $  497.5

     HELD-TO-MATURITY
       Debt Securities:
         Corporate          $  484.5         $  485.7     $  448.0   $  402.7
         Mortgage-backed       230.7            233.1        236.1      222.1
         Municipal              22.4             22.5         22.4       20.5
         U.S. Government        64.8             66.2         55.1       53.0
         Foreign Government     34.7             34.7         31.4       28.2
         Other                  16.1             16.1         15.8       15.8
           Total            $  853.2         $  858.3     $  808.8   $  742.3

TOTAL INVESTMENT SECURITIES $1,481.4         $1,486.5     $1,306.3   $1,239.8


5.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following (in millions):

                                                    September 30,  December 31,
                                                          1995         1994
     Commercial Paper.  .  .  .  .  .  .  .  .  .      $3,159.3        $3,209.5
     Bank Borrowings .  .  .  .  .  .  .  .  .  .         493.8           264.4
           Total  .  .  .  .  .  .  .  .  .  .  .      $3,653.1        $3,473.9

      The  weighted  average interest rates (including the costs of  maintaining lines of credit) on short-term borrowings during the nine months ended September
30 were as follows:
                                                            1995      1994
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          6.17%      4.05%
     Other Currency Borrowings.  .  .  .  .  .  .          7.40       5.67
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          6.44       4.25


                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

6.   LONG-TERM DEBT

     Long-term debt is shown below in the earliest year it could become payable
(in millions):
                                  Weighted Average
                                  Interest Rates at    September 30, December31,
     Maturity                   September 30, 1995        1995          1994


     1995                              7.93%            $  270.9        $2,499.8
     1996                              6.82              1,741.1         1,070.8
     1997                              7.24              1,516.7           976.3
     1998                              8.03              1,061.0           877.3
     1999                              7.70                894.1           867.6
     2000-2004                         7.89              1,184.8           812.1
     2005-2023                         7.45                295.6           221.3
     Unamortized Discount                                    (.3)           (.4)
            Total                                       $6,963.9        $7,324.8

      The weighted average interest rates (including issuance costs) on the Company's long-term debt during the nine months ended September 30 were as follows:

                                                            1995           1994
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          7.63%           7.42%
     Other Currency Borrowings.  .  .  .  .  .  .          7.42            6.71
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          7.62            7.35

      Long-term debt outstanding at September 30, 1995, and December 31, 1994, includes $1,917.1 million and $2,191.5 million, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-two years.


                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


7.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into foreign exchange forward agreements and options to hedge its net investment in foreign subsidiaries. At September 30, 1995, and December 31, 1994, the Company had purchased options to deliver British pounds and Canadian dollars in exchange for US$403.7 million and US$372.1 million, respectively. Concurrently, the Company had sold options to buy British pounds and Canadian dollars in exchange for US$406.8 million and US$372.7 million in 1995 and 1994, respectively. Additionally, at September 30, 1995, and December
31, 1994, the Company had forward sales of German marks obligating the Company to deliver DM111.0 million and DM140.0 million, respectively, for US$75.5 million and US$90.2 million. The Company also had one forward sale of British pounds as of September 30, 1995, obligating the Company to deliver GBP2.5 million in exchange for US$3.8 million. In 1995, options entered into in 1994 to buy
German marks for US$8.4 million and deliver German marks for US$8.4 million expired.

      The  Company accrued pretax losses of $7.0 million at September 30,  1995,
and  pretax  gains  of $6.2 million at December 31, 1994, on open  hedges.   All
hedge gains and losses, including the mark to spot on open options and forwards, are recognized in a separate component of equity.  There were no gains or losses recognized in net income attributable to the above hedging activities.

      The Company utilizes interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables and to manage basis risk. The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements. At September 30, 1995, accrued interest payable related to these interest-rate swaps totaled $32.0 million, which is largely offset by $28.0 million of accrued interest receivable. The swap activities resulted in a $4.1 million increase in interest expense during the nine months ended September 30, 1995. On an annualized basis, this increased the Company's weighted average borrowing rate by .05%.

    The following table summarizes the interest-rate swaps outstanding at
September 30, 1995:
                                                   Weighted Average   Weighted
                                        Notional    Interest Rates     Average
                                        Amount       Pay     Receive   Maturity*
                                       (millions)

Pay fixed-rate - receive floating-rate   $  784.4     7.31%    6.58%    2.0
Pay floating-rate - receive fixed-rate      335.0     6.63     7.35     5.5
Pay floating-rate - receive floating-rate  1,546.0    5.90     6.11     1.2
     Total                                $2,665.4    6.40%    6.40%    2.0


* Remaining Term in years.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

8.  EARNINGS PER COMMON SHARE

     Computations of primary and fully diluted earnings per common share are as follows:
                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            1995    1994        1995    1994
(in millions, except per share amounts)

PRIMARY EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .  . $60.1    $51.4   $143.6   $168.5
  Dividends on Preferred Stock.  .  .  .  .  (1.3)    (1.3)    (3.9)    (3.9)
  Net Income Applicable to Common Stock.  . $58.8    $50.1   $139.7    $164.6

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  .  52.6     51.9     52.4     51.8
    Common Stock Equivalents  .  .  .  .  .   1.0       .8      1.0       .8
      Total .  .  .  .  .  .  .  .  .  .  .  53.6     52.7     53.4     52.6

Primary Earnings per Common Share.  .  .  . $1.10    $ .95   $ 2.62    $3.13

FULLY DILUTED EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .  . $60.1    $51.4   $143.6   $168.5
  Dividends on Non-Convertible
    Preferred Stock  .  .  .  .  .  .  .  . (1.3)    (1.3)    (3.8)    (3.8)
  Net Income Applicable to Common Stock.  . $58.8    $50.1   $139.8   $164.7

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  .  52.6     51.9     52.4     51.8
    Common Stock Equivalents  .  .  .  .  .   1.6      1.2      1.6      1.2
      Total .  .  .  .  .  .  .  .  .  .  .  54.2     53.1     54.0     53.0

Fully Diluted Earnings per Common Share.  . $1.08    $ .94   $ 2.59    $3.11

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

9.  RATIO OF EARNINGS TO FIXED CHARGES

                                                       Nine Months Ended
     (dollar amounts in millions)                        September 30,
                                                        1995        1994
     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  $143.6       $168.5
     Add Provision for Income Taxes .  .  .  .  .  .    99.8        120.5
         Earnings Before Income Taxes  .  .  .  .  .   243.4        289.0

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .   610.3        486.7
       Interest Factor Portion of Rentals .  .  .  .    16.7         12.1
         Total Fixed Charges  .  .  .  .  .  .  .  .   627.0        498.8

     Earnings Before Income Taxes and Fixed Charges   $870.4       $787.8

     Ratio of Earnings to Fixed Charges   .  .  .  .    1.39         1.58

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

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

      Reflecting the sale of $1.1 billion of variable-rate home equity loans through a securitization in the capital markets during the first quarter this year, the Company's leverage (the ratio of interest-bearing debt to equity) improved to 7.57 to 1 at September 30, 1995, from 8.18 to 1 at year-end 1994.

     As a result of the securitization, finance receivables owned increased only
$80  million  during the first nine months of 1995, compared to an  increase  of
$409  million  during the same period in 1994, which reflected  a  $757  million securitization.  Foreign exchange translation adjustments added $71  million  to
reported  growth this year, compared to $86 million in the prior  year.   During
the  third  quarter, finance receivables increased $408 million compared  to  an
exceptional  $542 million gain during the third quarter of 1994.   Removing  the
impact of foreign exchange translation, owned receivables gained $415 million in this  year's  third quarter compared to a $504 million gain in  the  prior  year quarter.

      Total managed receivables (both owned and serviced) increased $644 million
(before foreign exchange translation impact) during the first nine months of 1995, compared to a gain of $856 million in the comparable 1994 period. Slower growth this year in real estate secured products, which grew $143 million in 1995 compared to $364 million in 1994, accounted for the unfavorable comparison.

      At September 30, 1995, the allowance for credit losses as a percentage of finance receivables owned was 2.90%, compared to 2.69% at December 31, 1994. At the September 30 level, the reserve covered annualized nine month net chargeoffs
1.9 times, compared to 2.2 times (excluding the German charge) at year-end 1994.
As a percentage of average finance receivables, annualized net chargeoffs represented 1.48% of the portfolio in the first nine months of 1995, compared to 1.26% in the same period of 1994. All loan and sales finance balances delinquent two months and greater on a contractual basis represented 3.19% of finance receivables at September 30, 1995, compared to 2.56% a year earlier and 2.46% at year-end 1994. The increases in the chargeoff and delinquency ratios largely reflect the anticipated maturing of the large private-label credit card portfolio, as well as overall mix changes in the portfolio towards a greater proportion of unsecured loans. The chargeoff ratio on the unsecured loan portfolio has increased this year, but profits remain strong because of the high yields on these loans.

Results of Operations

     Reflecting wider lending margins and increased other revenue, third quarter
1995  earnings  were  up 17% over the 1994 third quarter.  For  the  first  nine months of 1995, however, earnings fell 15% to $143.6 million from $168.5 million in the same period in 1994, as this year's earnings suffered from a large refund
anticipation  loan  (RAL) loss provision in the first  quarter.   For  the  nine
months,  the  prior year included pretax earnings of $42 million  from  the  RAL business, while this year reflected a pretax loss of $64 million.

      As previously announced, the RAL business was severely impacted this year when the Internal Revenue Service released payment of the earned income tax credit portion of thousands of refunds directly to taxpayers who had already received these refunds through the RAL program, rather than to the Company's banking subsidiary to repay the loan as directed by the taxpayer. Due to the IRS action, the Company recorded a $65 million pretax loss ($39 million net aftertax) for the RAL business during the first quarter of 1995. Collections to date indicate that this provision is adequate.

      Lending  spread  revenue increased 11% in both the third quarter  and  the first  nine months of 1995 over comparable periods in 1994.  As a percentage  of average  receivables, the lending spread in the third quarter of 1995  increased to  10.16%  from 10.03% in the prior year third quarter and for the nine  months improved to 9.64% from 9.62% in 1994.  For the third quarter, the gross yield as a  percentage of average receivables increased to 16.72% this year from 16.12% a year  earlier,  reflecting  a  larger  proportion  of  unsecured  loans  in  the portfolio.  On the same basis, the cost of funds also increased, reaching  6.56%
in  1995  compared to 6.09% last year.  For the nine months, the gross yield  on average  receivables increased to 16.35% from 15.54% in 1994, reflecting  growth in higher-yielding private-label credit card and personal loan portfolios.  This improvement  was  largely  offset by an increase in the  cost  of  funds,  which increased to 6.71% from 5.92% during the year earlier period.

      Other  revenues increased 53% during the third quarter, but  declined  16%
during the first nine months of 1995, in comparison to the comparable periods in
1994.   Other  revenues  in  the  third quarter  of  this  year  benefited  from significantly  increased loan servicing revenues, while the first  half  of  the year suffered from the previously mentioned RAL loss provision.

      Pretax earnings from insurance operations for the third quarter were up 5%
to  $20.0 million from $19.0 million in the third quarter of 1994.  For the nine months,  pretax  insurance  earnings increased 8% to $56.7  million  from  $52.6 million  during the same period in 1994.  Insurance profits continue to  benefit from much stronger credit insurance premium production and improved loss ratios.

      The provision for credit losses was up 45% and 25% for the third quarter and first nine months, respectively, in 1995 compared to the same periods in 1994, reflecting sharply higher net chargeoffs in 1995. The increase in chargeoffs largely reflects the maturing of a large private-label credit card portfolio and overall mix changes in the portfolio towards a somewhat greater proportion of unsecured loans.

      Other  operating expenses were up 16% and 17%, respectively, in the  third quarter  and  first  nine  months of this year compared  to  the  1994  periods,
generally reflecting normal year-to-year increases attributable to growth.   The
Company is making concerted efforts to improving operating efficiencies  of  all
operations.   Towards  that end, the Company is implementing  expense  reduction efforts in U.S. operations, particularly at headquarters, which will result in a small charge in the fourth quarter.

      Beneficial has received strong indications of interest in its German consumer banking operation, BFK Bank AG ("BFK"), which is in the process of being sold. Due diligence is now taking place. In addition, negotiations and other liquidation efforts related to the previously disclosed Germany Fundus loan portfolio are under way. While the ultimate outcome of the planned sale of BFK and the liquidation of the Fundus portfolio are uncertain, the Company's financial statements include reserves for such matters based on management's estimate of the outcome. There continues to be, nevertheless, the possibility of additional charges relating to BFK at year-end because of the planned sale of BFK and ultimate liquidation of the Fundus loan portfolio.

Liquidity

      The  principal  sources  of cash are collections of  finance  receivables, proceeds  from  the  issuance of short- and long-term debt,  and  cash  provided through  operations.  Also, the Company derives a constant source  of  liquidity from  maturities and repayments of its receivables.  The monthly collections  of cash  principal  as a percentage of average receivables averaged  5.02%  in  the
first nine months of 1995, up from 4.53% in the first nine months of 1994.   The
increase  year-to-year in the percentage collected is due to a higher proportion of credit cards in the portfolio during the current year.

      Substantial additional liquidity is available through committed bank lines that  the  Company maintains in support of its commercial paper  borrowings  and through  long-term  borrowings through both private and public  debt  offerings.
The  Company is currently negotiating a syndicated bank credit agreement  for  a five-year term, which is expected to be finalized by mid-November 1995.  The new agreement will replace $2.9 billion in lines of credit with lines totaling  $3.0 billion  and will reduce commitment fees by approximately $1.2 million annually.
Also,  subsidiaries of the Company sell, from time-to-time,  home  equity  loans through securitizations in the capital markets.

New Accounting Standards

      In  March 1995, the Financial Accounting Standards Board issued  SFAS  No.
121,  "Accounting  for the Impairment of Long-Lived Assets  and  for  Long-Lived
Assets  to be disposed of," effective for fiscal years beginning after  December
15,   1995.   This  statement  requires  that  long-lived  assets  and   certain
identifiable  intangibles  to be held and used by  an  entity  be  reviewed  for impairment  whenever  events  or  changes in  circumstances  indicate  that  the
carrying  amount  of  an asset may not be recoverable.   In  addition,  FAS  121
requires  that  certain long-lived assets and intangibles to be disposed  of  be reported at the lower of carrying or fair value less cost to sell.  The  Company will  adopt this accounting standard on or before January 1, 1996, as  required.
The effect is expected to be immaterial.

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

   27      Financial Data Schedule (in EDGAR filing only).

      b) The Company filed the following report on Form 8-K during the period covered by this Form 10-Q:

          1) A report on Form 8-K, dated August 17, 1995, relating to an increase in the quarterly cash dividend on the Company's common stock by 9.3% to $.47 per share.
                     BENEFICIAL CORPORATION AND SUBSIDIARIES





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date    November 10, 1995                                /s/ Ronald E. Bombolis
                                                         Ronald E. Bombolis
                                                         Sr. Vice President
                                                         and Controller
                                                         (Chief Accounting
                                                         Officer)




Date    November 10, 1995                                /s/ Andrew C. Halvorsen
                                                         Andrew C. Halvorsen
                                                         Member of the Office
                                                         of the President and
                                                         Director (Chief
                                                         Financial Officer)








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

   27      Financial Data Schedule (in EDGAR filing only).

_______________________________