Form 10-K
period 1995-12-31
BENEFICIAL CORP
filed 1996-03-26
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K
(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1995
                                   OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from          to

                Commission file number 1-1177

                      Beneficial Corporation
        (Exact name of registrant as specified in its charter)
               Delaware                         51-0003820
        (State of incorporation)          (I.R.S. Employer Identification No.)
        301 North Walnut Street,
          Wilmington, Delaware                     19801
    (Address of principal executive offices)     (Zip Code)
Registrant's telephone number, including area code: (302)425-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                                    Name of each exchange
             Title of each class                    on which registered
Common Stock, $1 Par Value                         New York Stock Exchange
5% Cumulative Preferred Stock, $50 Par Value       New York Stock Exchange
$5.50 Dividend Cumulative Convertible Preferred
   Stock, No Par Value $20  Stated Value
   (convertible into nine shares of Common Stock) New York Stock Exchange $4.50 Dividend Cumulative Preferred Stock,
   $100 Par Value                                  New York Stock Exchange
$4.30 Dividend Cumulative Preferred Stock, No
   Par Value, $100 Stated Value                    New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange
8% Debentures Maturing at Holder's Option
   Annually on June 15, Commencing in 1983 and
   Due June 15, 2001                               New York Stock Exchange
8.40% Debentures Maturing at Holder's Option
   Annually on December 15, Commencing in 1986
   and Due May 15, 2008                            New York Stock Exchange
12 7/8% Debentures, Due August 1, 2013             New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              NONE.
  Indicate  by  check  mark whether the registrant  (1)
has filed  all  reports required to be filed by  Section
13  or 15(d)  of  the  Securities Exchange Act of 1934
during  the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days.  Yes X   No    .
  Indicate by check mark if disclosure of delinquent
  filers pursuant  to  Item  405 of Regulation S-K is  not
contained herein,   and  will  not  be  contained,  to
the  best   of registrant's  knowledge, in definitive
proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  At March 1, 1996, there were 53,336,612 shares outstanding of the registrant's common stock. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $2.9 billion.

             DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain portions of the Beneficial Corporation Proxy Statement for the 1996
Annual Meeting of Stockholders scheduled to be held May 23, 1996.

                            PART I

Item 1.  BUSINESS.

                          General

       Beneficial  Corporation  (Beneficial  or  Company) was
organized  under  the laws  of the State of  Delaware on May
9, 1929,  through the consolidation of three companies  which had been  operated  under the same management.  The Company
traces its  origin  to  1914 when its first consumer loan
office  was opened.   The  Company  is a holding company,
subsidiaries  of which  are  engaged  principally in the
consumer  finance  and credit-related insurance businesses.
Operations  conducted  by the subsidiaries consist
principally of a 1,130-office consumer finance  network
located in the United States, Canada, Germany, and the United
Kingdom; Personal Mortgage Corporation, a direct response
mortgage  lending  unit,  which  originates   second mortgage
loans  chiefly in the Northeast and  Middle  Atlantic
regions;   Beneficial National Bank USA, a specialized
privatelabel  credit card bank located in Delaware;
Beneficial Credit Services, which is engaged in sales finance activities; Beneficial National Bank, a full service commercial bank located in Delaware, which is also engaged in making income tax refund anticipation loans; The
Central National Life Insurance Company of Omaha and its subsidiary, First Central National Life Insurance Company of
New York, which underwrite life and disability consumer credit insurance; Wesco Insurance Company, which provides credit property insurance; BFC Insurance Limited which is located in Ireland and underwrites life, accident and health insurance; and Harbour Island Inc. and subsidiaries, which are engaged in real estate development in Florida. Beneficial and its subsidiaries employed approximately 9,000 people at December 31, 1995.

      For  information concerning various factors that
affected operations  during  1995,  see  "Management's
Discussion  and Analysis  of  Financial  Condition and Results  of
Operations" under Item   7.  For pertinent geographical data,
see Note 21  to the financial statements.

                         Operations

Consumer Finance Operations

    Loan Office Network
     Consumer loan subsidiaries operate through a loan office network in the United States, Canada, Germany and the United Kingdom. In addition to making consumer loans, the subsidiaries purchase loans and sales finance contracts and sell certain insurance products. The number of loan offices has grown noticeably in the last two years. In the United States, this trend reflects the decision to re-enter smaller markets and inner-city urban locations, with new, scaleddown offices, staffed by only two or three people referred to as Vanguard offices.
Expansion in the United Kingdom reflects plans to increase market share and capitalize on Beneficial Bank PLC's strong competitive position. The number of offices in the network for the past five years is shown in the following table:

                         Number of Offices at December 31


                       1995     1994     1993     1992     1991
United States          927      902      886      883       891
Canada                 105      102      103      103       103
United Kingdom          81       69       60       53        53
Germany                 17       17       17       17        17
    Total            1,130    1,090    1,066    1,056      1,064

      In  addition,  consumer  finance operations  include
two subsidiaries engaged in private-label and bank credit
card  and sales  finance  activities, a direct response
mortgage  lending unit      and  a commercial bank and its
nine full-service branches located in Delaware.

    Finance Receivables

      The following table shows the composition of the finance receivables portfolio at December 31
(in millions):



Receivables Owned:            1995    1994     1993    1992    1991
   Real Estate Secured      $ 6,636 $ 6,860  $ 6,708  $5,975  $4,983
   Personal Unsecured         2,756   2,486    2,275   2,149   2,222
   Credit Cards               3,084   2,062    1,243     790     684
   Sales Finance Contracts      837     810      696     575     561
   Commercial                   103     105       97     103     124
         Total               13,416  12,323   11,019   9,592   8,574
Receivables Sold with
  Servicing Retained
   (all real estate
    secured)                  1,114     630      192     370     638
         Total Owned and
         Serviced           $14,530 $12,953  $11,211  $9,962  $9,212

     Periodically, subsidiaries of the Company sell home
equity loans  to  trusts  which  elect to be treated  as
real  estate mortgage   investment  conduits  and  retains
servicing.    A subsidiary of the Company also has an
economic interest in  the residual   cash   flows  of
such  trusts.  The    subsidiaries securitized $1,104
million of home equity loans in  1995, $757
million in 1994,  $620 million in 1991, as well as $248
million in 1989.

      The table below discloses at December 31 international finance receivables by country as translated into U.S. dollars (in millions):



                             1995    1994    1993    1992    1991
Canada                     $  684  $  605  $  517  $  487  $  541
United Kingdom              1,003     867     666     547     425
Germany                       431     421     402     417     409
    Total                  $2,118  $1,893  $1,585  $1,451  $1,375
Percentage of Total Owned
  Receivables               15.8%   15.4%   14.4%   15.1%   16.0%

     The above receivable balances are affected by
fluctuations in  foreign currency exchange rates.  The
following table shows finance  receivables  of
international  operations  in   their indigenous
currencies (in millions):



                              1995   1994   1993   1992    1991
Canada                       C$933    848    687    619     625
United Kingdom          pounds 646    553    451    363     228
Germany                      DM619    653    698    674     622

    International Operations

      The  Canadian  operation consists of 105 offices
located across  Canada, although the provinces of Ontario,
Quebec  and British  Columbia represents 66% of total
Canadian receivables. At  year-end  1995,  approximately
46% of Canadian  receivables were real estate secured, 29%
were personal unsecured, 17% were private-label credit
cards and 8% were sales finance contracts. The  10%
receivable growth in 1995 was primarily in  the  real
estate   and  personal  unsecured  portfolios.   The
Canadian operations  reported C$18.5 million (US$13.5  million)
in net income for 1995, compared with C$16.3 million (US$11.9 million) in  1994  and  C$14.4 million (US$11.2 million)
in  1993. The increase  in  1995 earnings was the result of  a  higher gross margin,  partially  offset  by  increased  operating
expenses. These  increases are the result of receivables
growth  in  1995 and  1994.  Net chargeoffs increased to
C$21.9 million (US$16.0 million) in 1995 from C$17.9
million (US$13.1 million) in 1994, and  increased modestly
as a percentage of average  receivables outstanding   to
2.50%  from  2.42%  in  1994. Contractual
delinquency  rose to 2.73% at year-end 1995 from 1.98%  a
year earlier.

      The United Kingdom operation offers consumer loans,
sales finance contracts, credit card and deposit services
through 81 offices  in the United Kingdom.  United Kingdom
receivables at the  end of 1995 were composed of 29% real estate secured,
35% private-label and Visa credit cards, 25% personal
unsecured and 11%  sales  finance contracts.  Receivable
gains  were  17% in 1995.   The  strong  growth of the past three  years
(compound growth  rate  of  21%) largely reflects
increased  credit  card outstandings.  Profits were Pounds 10.4 million (US$16.4 million) in 1995,  up from Pounds 9.1 million
(US$13.9 million) in 1994 and Pounds 7.7 million  (US$11.6  million)
in 1993.  Earnings benefited  from receivables  growth, wide lending spreads, a reduced  ratio of operating  expenses, as well as a decline in the net chargeoff ratios  in  1995 and 1994.  Net chargeoffs increased  to  Pounds 10.2 million  (US$16.1  million) in 1995
from Pounds 9.5 million  (US$14.6 million)   in  1994;  however,
as  a  percentage  of average receivables outstanding, net chargeoffs declined to 1.70% from 1.91% in 1994.  Contractual delinquency increased moderately to 3.07% at year-end 1995 from 2.76% at the end of  1994.

      BFK Bank AG (BFK or Bank) offers consumer loans and accepts deposits through 17 offices in Germany. While personal loans and sales finance contracts are the German subsidiary's major loan product lines, the Bank also makes real estate secured loans and commercial loans. In December 1994, the Company announced its intent to sell BFK and simultaneously recorded a DM60 million (US$38 million) aftertax charge to cover potential losses on a block of loans granted to finance the purchase of campground sites by German consumers from a financial services company (the Fundus portfolio). In December 1995, the Company announced it would retain BFK because it had not received any acceptable offers for the Bank. Following a review of BFK's portfolio and the related collateral which was concluded following the decision to retain the operation, the Company recorded a DM22 million (US$15 million) aftertax charge for additional potential losses relating to the Fundus portfolio, and a DM14 million (US$10 million) provision for credit losses related to other (non-Fundus) commercial loans. For further details regarding BFK charges, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7.
Reflecting the aforementioned charges, the Bank incurred a loss of DM37 million (US$26 million) in 1995 and DM52 million (US$32 million) in 1994, after recording net income of DM4.3 million (US$2.6 million) in 1993.

    Geographic Distribution

     Finance receivables in each of the ten jurisdictions
(U.S. and international) with the highest percentages of total owned receivables were as follows:



Jurisdiction                                            Percent
California                                                16.2%
United Kingdom                                             7.5
New York                                                   7.3
Canada                                                     5.1
Pennsylvania                                               4.4
Ohio                                                       4.4
Texas                                                      4.0
Florida                                                    3.7
New Jersey                                                 3.2
Germany                                                    3.2

    Portfolio Distribution

     The following table shows the distribution by size of real estate secured and personal unsecured loans made during the respective years:

                      Principal Amount of Loans Made in Each Size
                      Class as a Percent of Total Principal Amount
                                Years Ended December 31



                        1995     1994      1993      1992     1991
Under  $   5,000....    42.0%    38.8%     35.2%     32.1%    35.2%
5,001  -  50,000....    28.9     26.7      26.0      29.1     32.7
50,001 - 100,000....    14.4     16.9      18.7      19.3     17.4
Over     100,000....    14.7     17.6      20.1      19.5     14.7

    Credit Quality Measures

       Certain data regarding loss experience of finance receivables are as follows:

(in millions, except percentages)
                                               Net
                                 Net    Chargeoffs    Allowance      Allowance
                 Gross    Chargeoffs    to Average   for Credit     for Credit
                Amount        (after         Gross    Losses at      Losses to
        of Receivables    offsetting       Finance       End of    Net Finance
Year       Charged Off   recoveries)   Receivables         Year    Receivables



1995            $247.2        $209.4         1.64%       $406.1          3.03%
1994             183.3         148.7         1.28         331.6          2.69
1993             176.4         149.1         1.42         279.0          2.53
1992             185.0         162.6         1.75         262.4          2.74
1991             171.2         152.2         1.77         254.0          2.96

Note:   1995 and 1994 does not include $15.0 million and  $38.0
million,  respectively, in chargeoffs  related  to  the  Fundus portfolio, which would increase net chargeoffs to average gross receivables to 1.76% in 1995 and 1.61% in 1994.

      The  allowance for credit losses at year-end 1995
covered net  chargeoffs   1.9  times, compared with  2.2
times  a year earlier  (in  both  cases excluding chargeoffs on the Fundus portfolio). In  addition to the allowance for
credit losses, the  balance in dealer reserves at December 31,
1995 and 1994, was $10.0 million and $11.0 million, respectively.

                                Delinquency By Major Categories



                              1995    1994    1993    1992    1991
Real Estate Secured Loans     2.07%   1.81%   2.13%   2.49%   2.30%
Personal Unsecured Loans      5.28    4.71    4.41    4.76    5.34
Credit Cards                  2.76    1.78    2.25    4.84    4.64
Sales Finance Contracts       2.89    2.12    2.06    3.05    3.44
Overall                       2.98%   2.46%   2.67%   3.24%   3.35%

      Chargeoffs and delinquencies are generally higher
during periods   of  adverse  economic  conditions,  such  as
rising unemployment,    falling   housing   values,   and
increased inflationary  pressures,  which  affect  the  ability  of
the borrower  to  repay.   It  is the policy  of  the
subsidiaries generally   not  to  renew delinquent
accounts.   Receivables considered  to  be uncollectible or
to require disproportionate collection  costs  are  charged to the allowance  for  credit losses,  but  collection efforts are
generally continued.  For further   discussion   on  chargeoffs
and  delinquency, see "Management's  Discussion and Analysis of
Financial Condition and Results of Operations" under Item 7.

    Lending Policies

     Loans on both a secured and unsecured basis are made
after a  thorough credit investigation and a favorable
evaluation  as to  the  borrower's  willingness and ability
to  repay.  Real estate  secured  loans are either closed-end or revolving, and rates  are either fixed or variable.  Of the portfolio of loans owned  at  the  end of 1995, approximately
51% of  real estate secured loans were fixed-rate and 49% were
variable-rate. Real estate   secured  loans  are  subject  to
carefully monitored underwriting  of both the borrower's ability to repay  and  the independent  professionally  appraised
market  value  of the property.   The loans are well-documented
consumer loans based on the creditworthiness of the borrower, with the collateral of the  real  estate providing additional security.  U.S. consumer finance  subsidiaries will generally lend to a maximum of only 75% (including the existing first
mortgage) of  the appraised value   of   the  real  estate  as
determined  by independent appraisers  on second mortgage loans.
In the case of  a  first mortgage, the subsidiaries will generally lend to only 80%.  In addition, a rigorous discipline of
credit approval is  enforced regarding  borrower debt-to-
income ratios and overall  consumer credit  quality.  Most
real estate loans must  be  approved  by regional management,
as well as by the originating loan  office manager.   Loans
above $300,000 generally  require  additional approval  of
an  Executive  Vice  President  at  headquarters. Independent appraisers are evaluated by regional management, as well as
by the loan office manager.

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

    Sales Finance and Credit Card Activities

       Sales   finance  activities  conducted  by
subsidiaries featuring  the name "Beneficial Credit Services"
represent  an important source of new loan customers for the
consumer finance subsidiaries.   In 1995, nearly 60% of new
loan  customers  for other  consumer  finance products
originated as  sales  finance customers.   Beneficial Credit
Services programs  are  marketed through  the loan office
network to smaller local and  regional merchants.

      Beneficial  National Bank USA (BNB USA) is a
specialized credit  card  bank  located in Wilmington,
Delaware.  BNB USA offers customized private-label and
co-branded revolving charge programs  to  large  regional
and national retailers, offering their retail customers open lines of credit.  Additionally, BNB USA provides marketing
and cardholder services designed to meet each retailer's needs.
Targeted  retailers  include   home centers, electronics,
furniture and apparel industries, as well as  warehouse  clubs and  mail-order  marketers.  Outstanding receivables  totaled
$2,545 million at year-end 1995,  up  from $1,613  million at the end of 1994 and $937 million at the  end of  1993.  A
significant portion of the growth was provided  by four  retailers:
Best Buy Company, Inc., BJ's Wholesale  Club, CompUSA and Rhodes
Furniture, Inc.  Best Buy represented 52% of the  portfolio  at
December 31, 1995.  BNB  USA  is  currently entering  into a private-label credit card pilot  program  with Kmart
Corporation  which is scheduled to begin  on  March  22,
1996.  Upon successful completion of this pilot, the program is expected  to  expand  into all Kmart locations  throughout the United  States and Canada.  In addition, a private-label pilot program with another large retailer is currently
underway.  BNB USA  is  also  a  key source of new loan
office  customers,  as approximately  16% of new loans were
made to BNB USA  customers in  the fourth quarter of 1995.
Net aftertax profits increased to  $21.1  million in 1995
from $5.9 million in 1994 and  $15.9 million in 1993.  Due to the higher level of receivables growth and  the  anticipated maturing of the portfolio, net chargeoffs increased to $49.9
million in 1995 from $26.4 million in  1994. As   a
percentage  of  average  receivables  outstanding,  net
chargeoffs  rose  to  2.64%  in  1995  from  2.37%   in
1994.  Similarly, contractual delinquency increased to 2.98% at year-end 1995 from 1.97% at December 31, 1994.

    Personal Mortgage Corporation

       Personal   Mortgage  Corporation  (PMC),   which
began operations in July 1991, provides consumers with fast action on home  equity  loan  applications -- all by telephone,
with  an initial  answer  usually within 24 hours.   The
menu  of  real estate  products offered by PMC is wider than typically offered in  a loan office and therefore can meet
the needs of a broader demographic  base.   After initially
commencing  operations  in several  upstate  New York
metropolitan areas  in  1991,  PMC's operations  now  include ten states in the Northeast  and  Mid-Atlantic  regions,  as well as Florida.  In  1995,  PMC funded 3,636  loans for $171 million, a 16% improvement over 1994  in number  and a 21%
improvement in dollars funded.  Approximately 83%, or $143 million, of loans funded were sold and transferred to  other  Beneficial consumer loan subsidiaries in 1995. The remainder  were sold to other entities who provide products to service  niches  outside of Beneficial's  traditional customer base.  PMC made an aftertax profit of $1.7 million for 1995, up from  $.9 million in 1994 and an aftertax loss of $1.8  million in 1993.

    Commercial Banking

       Beneficial  National  Bank  (BNB  or  Bank),  based in
Wilmington,  Delaware,  is  the  Company's  commercial
banking subsidiary.    Through  its  nine  full-service
branches in Delaware, BNB provides a full range of commercial and consumer banking services to small- and medium-sized
businesses  and  to consumers in Delaware and surrounding
markets.  Also,  BNB,  in conjunction with affiliated
companies, originates and  services a  portion  of  the
Refund Anticipation  Loans  (RALs)  issued through H&R Block and certain of its franchisees.  In addition, the  Bank
provides significant corporate cash  management  and treasury services to the Company and its operating
subsidiaries.   All disbursements through the consumer
finance subsidiaries'  loan  office network,  as  well  as
all  checks written  by  customers  on  revolving credit
lines  originated through the loan office network, are drawn on BNB.

      At  December 31, 1995, total loans outstanding,
excluding participations sold to other institutions, were
$227  million, essentially  flat with $223 million at the end of 1994  and  up from  $214  million  at  the  end of  1993.
The  Bank's  loan portfolio  is  composed of 42% commercial
and industrial (C&I) loans  and  58% consumer loans and credit card
receivables.   A large portion of the C&I loans are
commercial mortgage loans or have  real  estate collateral as additional security  for  cash flow-oriented business loans.
Total deposits at  December  31, 1995  were  $321 million, up from $289 million at December  31, 1994 and $294 million at
December 31, 1993.

       The   Bank's  earnings  include  processing   fees
for originating and servicing the RAL program.  These earnings have also  been  included with the earnings reported in  the
Refund Anticipation  Loan Program section that follows,  so
that  all earnings related to RAL can be set forth
separately.

      BNB's net income excluding RAL processing fees was $7.0 million in 1995, up from $6.1 million in 1994 and $1.9 million in 1993. The increase in earnings in 1995 resulted mainly from higher net interest income and non-interest income, partially offset by a higher provision for credit losses, reflecting a sharp increase in net chargeoffs compared to 1994.

    Refund Anticipation Loan Program

      Through BNB, RALs are made to consumers entitled to a
tax refund  who electronically file their returns with the
Internal Revenue  Service  (IRS)  through  either  H&R
Block's  (Block) electronic  filing  system  or  systems  of other  independent electronic  filers approved by the IRS.
After  the  return  is processed,  refund proceeds are
directly transferred  from  the IRS   via  electronic  funds
transfer  to  a  unique  customer loan/deposit account at
BNB, with the proceeds applied to repay the  outstanding
loan.  In early February 1995, the  IRS  began delaying the
payment of the earned income tax credit portion of
the  tax  refund payable to BNB on returns filed in  1995,
and subsequently  confirmed that, when finally released,  the held earned  income portion would be sent directly to the
taxpayer, rather  than  to  BNB  as directed by the taxpayer.
This  IRS action  created serious collection problems for BNB as related credit losses totaled $96 million.  Of the $314
million in RALs affected  by  the  IRS's  action, $218
million,  or  69%,  was recovered by year-end 1995.

      As a result of the IRS action described above, on a corporate-wide basis the RAL program incurred an aftertax loss of $37.9 million in 1995 compared with aftertax income of $25.1 million in 1994 and $33.9 million in 1993. As indicated in the Commercial Banking section, these combined pretax results include BNB processing fees.
For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7.

      BNB  received  an  average fee  of  $49.00  in  1995
for extending the RAL, which was up from $29.00 for the prior
four years.   This  price  increase corresponded to  the
additional credit  risk  following the Treasury Department's
October  1994 decision  to  eliminate  the Direct  Deposit
Indicator,  which previously  allowed  BNB  to screen a
potential  customer  for possible  liens  or  other offsets
against the  customer's  tax refund.  Under the terms of the most recent agreement with  H&R Block,  in  which BNB has
exclusive rights to service  100%  of Block's   company-owned
offices,  Block  and  their  satellite franchisees received a
$7.00 fee for each BNB RAL approved  for a Block customer in
1995, unchanged from 1994 and up from $5.00 in 1993.  BNB
made approximately 2,717,000 RALs during the 1995 tax
season,  compared with 2,829,000 in 1994 and 2,709,000  in
1993.   The  average loan amount was $1,162 in 1995, down
from $1,452  in 1994 and $1,346 in 1993.  The decrease in RALs made and  the  average  loan amount is the result  of  the
stricter credit criteria during the 1995 tax season.

     In early March 1996, the Company announced that it appears that preliminary RAL results will significantly exceed original expectations. For further details, see the Recent Developments section of "Management's Discussion and
Analysis of Financial Condition and Results of Operations" under Item 7.

Insurance Operations

     Operations of the Beneficial Insurance Group (BIG)
consist primarily  of  The Central National Life Insurance
Company  of Omaha  (CNL)  and its subsidiary, First Central
National  Life Insurance Company of New York (FCNL), which
underwrite life and disability  consumer  credit  insurance
as  well  as   annuity contracts.   During  mid-1993,  BIG
acquired  Wesco  Insurance Company (Wesco), a
property/casualty insurance company licensed in  41
jurisdictions.  The addition of Wesco  allowed  BIG  to
directly  underwrite  the  credit  property  coverage  for
the Beneficial  consumer  finance network.  In addition,
insurance agency   relationships  are  maintained  with
several  outside insurance  companies  that  offer selected
non-credit  related products.   These  products are marketed
chiefly  through  the domestic  Beneficial  loan office
network.   Agency  operations earn  a commission, while the
insurance risk of loss rests with the insurance carrier.  In
October 1995, BFC Insurance Limited, located  in  Ireland,
began  to provide  credit-related  life, accident and health insurance products.

      In  late 1995, the decision was made to exit the
annuity business  based on the conclusion that this product
line could not offer acceptable profitability or the strategic fit with the core business.  Further, recent research indicated
that the Beneficial  core consumer is likely to remain a
borrower  well into  their  mature  years.   In  February
1996,  the  Company announced  that  SunAmerica  Life
Insurance  Company  signed  a definitive agreement to
purchase the annuity business from CNL, pending regulatory
approvals.  The sale will enable BIG to  pay a dividend to
the Company for the excess freed up capital.  The sale   is
expected  to  close  March  31,  1996.   See  Recent
Developments  section of "Management's Discussion and
Analysis of Financial Condition and Results of Operations"
under Item 7.

      CNL  and  its subsidiary, FCNL,  rank among the
industry leaders  in  the  highly specialized consumer credit insurance marketplace, offering both life and disability
coverages.   The credit  products  are generally marketed
through  the  domestic consumer  finance  subsidiary network and,  in  the  Northeast, through independent distribution
channels to commercial  banks, thrift  institutions,
finance   companies   and   automotive
dealerships.  During 1995, A.M. Best again affirmed its
rating of  "A+ (Superior)" for CNL.  CNL also carries a
claim-paying ability  rating  of "AA," which is considered
excellent,  from Standard & Poor's Corporation.

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

      The following table sets forth information concerning the insurance operations (in millions):

                                    Years Ended December 31



Premiums Earned                       1995     1994     1993
 Consumer Finance Subsidiaries:
   Credit-related                    $109.1   $ 96.1   $ 77.2
   Other                                3.9      5.2      2.3
 Independent:
   Credit-related                      23.2     17.1     11.5
   Ordinary                             8.8      9.4     10.3
 All Other                             12.0     15.9     15.2
     Total Premiums Earned           $157.0   $143.7   $116.5
 Operating Income
 Consumer Finance Subsidiaries:
   Credit-related                    $ 38.8   $ 34.0   $ 27.2
   Agencies                            15.1     12.4     18.3
   Other                                3.4      3.3      1.9
     Total                             57.3     49.7     47.4
 Independent:
   Credit-related                      (1.5)    (5.0)    (2.8)
   Ordinary                             1.0       --       --
   Annuity                              0.6      4.5      2.9
   Other                               (0.5)    (0.4)     0.4
     Total                             (0.4)    (0.9)     0.5
 All Other (primarily unallocated
   investment income and capital
   gains)                              20.2     21.1     21.3
     Total Operating Income          $ 77.1   $ 69.9    $69.2
 Net Income                          $ 49.7   $ 45.1    $44.3

    The increase in 1995 earnings resulted from an
improvement in  the  Beneficial-related credit  insurance
business.   1994 earnings were essentially flat with 1993's
earnings;  however, 1993  earnings  increased  $5.3  million pretax,  as previous estimates of  accrued contingent
commissions  and   unearned commission  reserves were adjusted
at the  time  of  the Wesco acquisition.

      BIG's  total net premiums written, largely by  CNL,
were $189.2  million  in 1995, up 20% from $157.9 million  in
1994. 1995   premium  growth  was  supported  by  receivable
growth, particularly  personal  loans, in the Company's
domestic  loan office  network.   Total credit premiums
written  increased  to $164.8  million in 1995 from $126.0
million in 1994.   Premiums written through the loan office
network increased 28% to $136.3 million  from $106.3 million in 1994.  Premiums written through outside  accounts rose 45%
to $28.5 million from $19.7  million in  1994.    Annuity
sales for 1995 were $167 million,  compared
with $145 million in 1994.

      Investment income (net of interest paid on annuities) increased 4% to $52.1 million in 1995 from $50.1 million in 1994 and $44.9 million in 1993.
Despite declining interest rates during most of the year, average yield on the entire portfolio remained steady at 7.21%, unchanged from 1994, and declined from 7.64% in 1993. The market value of investments at nearly $1.5 billion at year-end 1995, was slightly higher than at year-end 1994, with investments consisting almost entirely of fixed-income obligations rated
"A" or better. New funds are primarily being invested in intermediate-term, highquality corporate bonds.

      The aforementioned annuity business sale will result in the disposition of approximately $900 million of the investment portfolio and a release of approximately the same amount of insurance policy reserves.

Real Estate Investments

      Harbour Island is a 177-acre, mixed-use real estate development located off the southerly waterfront of downtown Tampa, Florida. The island is connected to downtown Tampa by two bridges and a people-mover monorail system.
The Development of Regional Impact plan for full development of the island has been approved and provides for commercial, hotel, residential and retail space.

      At year-end 1995, the investment in and advances to Harbour Island amounted to $89 million, down from $91 million at the end of 1994. Some of the more significant assets of Harbour Island include approximately 70 acres of undeveloped land, a 300-room four-star hotel (currently under lease to Wyndam Hotels), and two luxury garden apartment complexes with a total of 516 units. The lessee of the hotel has full operating responsibilities and makes basic rental payments to Harbour Island. Contingent rent is received if net operating income exceeds the basic rent plus a management fee.

      On  a fully debt-funded basis, Harbour Island incurred
a pretax operating loss of $19.5 million for 1995, compared
with pretax  losses  of $18.0 million in 1994 and $17.0
million  in 1993.  The project is charged interest on all net cash advanced since  inception at Beneficial's annual overall
melded cost-offunds  rate.  Accordingly, nearly all of the
losses  in  recent years   represent   interest  cost  to
carry   and non-cash depreciation  charges.  However, until
significant  parcels of the  land  or entire ventures are sold, accounting losses from Harbour  Island are not likely to decline substantially because of the continuing significant cost to carry.

Other Real Estate

      Subsidiaries of the Company also own nearly 700 acres
of real estate adjacent to the Peapack, New Jersey office
complex. Including buildings,   this  real  estate   is
carried at approximately  $15  million.  Sales of significant  parcels of this land are not planned for the immediate future.

Financing

      The Company and its subsidiaries obtain funds both in
the United States and in foreign markets through sales of
long-term debt  securities  and commercial paper and  through short-term borrowings  on  unsecured  lines  of  credit  from banks.  At December  31, 1995, long-term debt totaled $7,793  million and short-term borrowings aggregated $4,024 million
(consisting  of $3,506  million  of commercial paper and $518
million  of  bank borrowings).   In  addition,  deposits
payable  totaled   $642 million.   Lines  of credit are used
to support  the  Company's commercial paper borrowings.  At
December 31, 1995,  the  total of all lines of credit was
$3,350 million.  In 1995, in support of  commercial  paper
issuances, the Company  concluded  a  $3 billion, five-year
syndicated revolving-credit agreement, which replaced  the
various one- and three-year bilateral agreements. The  unused portion of all lines of credit was $3,184  million. The
overall, weighted average annual interest cost,  including
the  costs  of maintaining lines of credit, of all  short-
and long-term borrowings of the Company and  consolidated
subsidiaries was 7.22%, 6.57%, 6.77%, 7.87%, and 9.01% in
1995, 1994, 1993, 1992 and 1991, respectively.

      Continuously  offered medium-term notes  (MTNs)  are
the primary vehicle used by the Company to place senior term debt. During 1995, $2.4 billion of variable-rate MTNs were
sold at an all-in  cost  roughly  equivalent  to  the
Company's  cost  of commercial  paper  borrowings.  The
average  maturity  was 1.6 years.   At  December 31, 1995,
$2.8 billion  of  variable-rate MTNs  were  outstanding.
In addition,  total  fixed-rate  MTNs provided $.6 billion
in funds during 1995, at an average coupon of 6.59%
and a weighted average maturity of 5.1  years.   The
Company  had  available  under a shelf  registration  with
the Securities  and  Exchange Commission $1.0 billion  of
unissued debt securities at the end of 1995.

      Beneficial Corporation guarantees the borrowings  of
its Canadian,  United  Kingdom,  and German  subsidiaries,
thereby increasing  such subsidiaries' access to local
capital  markets and  minimizing  interest costs for these
foreign  operations. The  Canadian  operation  is funded
through  commercial  paper borrowings  and  notes sold in the
Canadian  financial  market. The  United  Kingdom  operation
generates a  modest  amount  of deposits   but  is  chiefly
funded  through  bank  borrowings, sterling commercial paper sales, and medium and long-term  debt placements.  The German consumer banking subsidiary  is  funded chiefly with
deposits.

Regulation

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

      The  insurance operations are subject to state
regulation in  the  jurisdictions in which they are
authorized to  conduct business. Generally,  such laws cover,
among  other  things, types   of   insurance  that  may  be
sold,   policy reserve requirements,   permissible  investments,
premiums charged, limitations on the amount of dividends payable by any insurance company  and guidelines and standards with
respect to  dealings between  insurance  companies and
affiliates.   The  previously discussed  dividend to be paid
following the  annuity  business sale  will be subject to
regulatory approval.  Most states have also  enacted
insurance holding company legislation  pertaining to
insurance companies and their affiliates.

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

Competition

       In   the   consumer  finance  industry,  the
Company's subsidiaries  face  strong  competition  from  banks, savings institutions,  credit  unions,  finance  companies  and
other financial institutions.   Rate  competition   among
finance companies   is   minimal  for  small   consumer   loans.
The subsidiaries compete for these loans primarily on the basis
of name    recognition,   service   and   reputation.   There
is considerable  rate  competition within  the  home  equity
loan market.   In  five  years, BNB USA has  grown  to  one
of  the nation's   largest  private-label  credit  card
banks.    This fiercely  competitive business is based upon
service,  pricing and  product  flexibility.  In addition,
the  business  of  the subsidiaries may be adversely affected
in the future  by  other unforeseen   factors,   such   as
rate   reductions,   credit restrictions,  economic
conditions,  judicial   decisions   or legislative acts.

Item 2.  PROPERTIES.

       The  Company  and  its  subsidiaries  do  not  hold
any substantial  amount  of property other  than  the  real
estate investments   described  previously  and  properties
acquired through a security interest.  Substantially all of
the property utilized  by  the Company and its subsidiaries
are  held  under lease. Loan offices generally have lease
terms of five  years with  a  renewal option for a like term.
Most  of  the leases provide  for  cancellation rights after two years.
Information as to minimum rental commitments on leased property and periods of  expiration  is  contained  in  Note  25  of  the financial statements.

Item 3.  LEGAL PROCEEDINGS.

     The Company's private-label credit card issuer, Beneficial National Bank USA (BNB USA) located in Delaware, is a defendant in a putative class action filed in State
Court, Denver County, Colorado on December 16, 1994, alleging that the $10 late charge assessed by BNB USA on delinquent Colorado cardholders violated Colorado law. By stipulation of the parties, a stay of all proceedings in the case was ordered on March 10, 1995 pending final disposition by the Colorado Supreme Court of identical litigation involving other out of state card issuers. Subsequently, in those related cases, the Colorado Supreme Court held that 85 of the National Bank Act and 27 of the Federal Deposit Insurance Act preempt claims challenging the legality of late fees assessed by out of state card issuers in conformity with the laws of their home states.
Shortly thereafter, the Colorado Supreme Court granted summary judgment in favor of BNB USA on similar grounds. An appeal is currently pending before the U.S. Supreme Court.

      On January 19, 1996, the U.S. Supreme Court granted certiorari in a case involving the same legal issues as in Colorado in an appeal of a California Supreme
Court decision in favor of Citibank (South Dakota), N.A. A decision from the U.S. Supreme Court is expected before July 1, 1996 and that decision will control the issue in the pending BNB USA case. These cases are significant because the same issues could arise with respect to BNB USA in other states involving amounts of collected late charges that may be material. Similar issues have recently been litigated in dozens of state and federal courts and in all but two pending cases, the courts have upheld the preemption doctrine permitting the exportation of a bank's home state, late fee laws notwithstanding inconsistent laws of other states in which cardholders reside. Moreover, federal regulators have also issued opinions in support of the preemption doctrine in favor of BNB USA and other defendant banks.

      Accordingly, the Company believes this case against BNB USA and similar cases involving other defendant banks are without merit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                           PART II

Item 5.   MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND RELATED
          STOCKHOLDER MATTERS.

     Beneficial Corporation's Common Stock is listed on the
New York Stock Exchange.  The aggregate amounts of common
dividends paid during 1995 and 1994 were $94.5 million and
$84.0 million, respectively.  As of March 1, 1996, Common
Stock  was  held  of record   by   14,695   stockholders.
Additional   information pertaining to the Company's Common
Stock is set forth below:

                                       Three  Months Ended



                                  3/31    6/30     9/30    12/31    Total
1995
Dividends per Common Share     $   .43  $   .43  $   .47  $   .47   $1.80
Market Price of Common Stock:
   High                         42-1/2   45-3/4   53-3/4   55-1/2
   Low                          37       39-1/4   43-5/8   46-1/8
   Close                        39-1/4   44       52-1/4   46-5/8



1994
Dividends  per  Common Share   $   .38  $   .38  $   .43  $   .43   $1.62
Market Price of Common Stock:
   High                         40-7/8   38-1/4   44       41-3/8
   Low                          34-1/2   35-1/4   36-7/8   35-1/4
   Close                        36-5/8   36-1/2   40-3/4   39


Item 6.  SELECTED FINANCIAL DATA.

           BENEFICIAL CORPORATION AND SUBSIDIARIES FIVE-YEAR SUMMARY
                       (in millions, except where noted)



During The Year               1995       1994       1993      1992      1991
 Net Income (Loss)
  Income from Continuing
    Operations (a)        $   150.5  $   177.7  $   186.0  $   148.4  $   150.1
  Income (Loss) from
    Discontinued
    Operations            $      --         --         --       (1.4)      (1.3)
  Extraordinary Items     $      --         --       (2.8)      (3.1)        --
  Cumulative Effect of
    Accounting Changes    $      --         --         --      (98.6)        --
  Net Income              $   150.5      177.7      183.2       45.3      148.8
 Earnings (Loss) per
  Common Share (dollars)
    Continuing
    Operations (a)        $    2.72       3.28       3.45       2.75       2.93
    Discontinued
    Operations            $      --         --         --       (.03)      (.03)
    Extraordinary Items   $      --         --       (.05)      (.06)        --
    Cumulative Effect of
    Accounting Changes    $      --         --         --      (1.89)        --
    Earnings Per Common
    Share                 $    2.72       3.28       3.40        .77       2.90
 Average Number of Common
 Shares Outstanding            53.5       52.6       52.4       52.0       49.5
 Dividends Paid per
 Common Share (dollars)   $    1.80       1.62       1.43       1.35      1.275
 Revenue                  $ 2,398.2    2,137.4    1,957.5    1,819.3    1,798.7
 Interest Expense         $   816.2      673.6      633.2      642.7      679.6
 Lending Spread           $ 1,198.4    1,080.1      974.2      874.5      802.4
 Lending Spread as a % of
 Average Receivables           9.71       9.65       9.62       9.80       9.71
 Provision for Credit
 Losses (b)               $   280.2      198.7      171.8      164.1      159.9
 Total Expenses           $ 2,127.8    1,811.3    1,642.3    1,567.7    1,538.4
 Income before Income
 Taxes                    $   270.4      326.1      315.2      251.6      260.3
 % of Monthly Cash
 Principal Collections to
 Average Monthly Balances      5.03       4.52       3.85       3.91       3.60
 % of Finance Receivables
 Charged Off (less
 recoveries) to Average
 Monthly Balances (b)          1.64       1.28       1.42       1.75       1.77

At Year-End
 Finance Receivables      $13,416.2   12,322.6   11,018.7    9,592.3    8,573.9
 Number of Accounts             5.1        4.4        3.5        3.0        2.9
 Allowance for Credit
 Losses                   $   406.1      331.6      279.0      262.4      254.0
 Total Assets             $15,717.4   14,376.6   12,916.9   11,472.9    9,971.2
 Short-Term Debt          $ 4,023.9    3,473.9    2,934.4    2,649.8    2,212.0
 Long-Term Debt           $ 7,792.5    7,324.8    6,754.8    5,847.7    5,043.9
 Shareholders' Equity     $ 1,503.0    1,400.3    1,312.2    1,207.6    1,250.7
 Book Value per Common
 Share (dollars)          $   25.80      24.34      22.78      20.90      21.92
 % of Allowance for
 Credit Losses to Finance
 Receivables                   3.03       2.69       2.53       2.74       2.96
 % of Finance Receivables
 with Delinquency Two
 Months and Greater on a
 Contractual Basis             2.98       2.46       2.67       3.24       3.35
 Holders of Common Shares
 (whole numbers)             14,800     15,300     15,300     15,600     15,900
 Employees (whole numbers)    9,000      8,500      8,200      7,900      8,000
 Consumer Finance Offices
 (whole numbers)              1,130      1,090      1,066      1,056      1,064

(a)  Income from continuing operations includes a provision for
     credit   losses   related  to  the  German  liquidating
     loan portfolio  of $15.0 ($.28 per share) in 1995 and  $38.0
     ($.72 per  share)  in  1994, and a $5.9 aftertax  ($.11  per share) provision for restructuring in 1995.

(b)  1995  and  1994  do not reflect $15.0  (0.12%  of
     average monthly   balances)  and  $38.0  (0.33%  of  average
     monthly balances),  respectively,  of credit  losses  related to the  German  liquidating  loan  portfolio,  which  has  been shown separately.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides
information that management believes to be relevant to an
understanding  of the Company's consolidated
results of operations and financial condition.   The
discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

    Financial Condition

      Despite a securitization in March 1995 of $1,104 million of variable-rate home equity loans through a trust created as a real estate mortgage investment conduit (REMIC), the Company's leverage (the ratio of interest-bearing debt to total equity) increased to 8.29 times at the end of 1995 from
8.18 times at the end of 1994, with the higher leverage in 1995 reflecting a large gain in finance receivables. The
Company also completed a $757 million securitization in March 1994, and is planning another substantial home equity loan securitization during the first five months of 1996.

      The  Company believes sufficient cash resources exist
to support  its  long-term  growth  strategies.   These
resources include  cash generated by operations (including
repayments  of receivables)  and  the Company's ability to
obtain  additional financing  through short-term borrowings
(primarily  commercial paper   supported  by  committed  bank
lines)  and   long-term borrowings through both private and
public debt offerings.  The Company's  long-term debt is
rated "A" or "A+"  and  commercial paper "1" by all four
major rating agencies.  Growth in finance receivables is
primarily funded through debt issuance.

      Total owned finance receivables increased $1,094
million, or 9%, in 1995, compared with a gain of $1,304 million, or 12%, in 1994. Similar to 1994, growth was the strongest during the fourth quarter. From a product line perspective, growth was strongest in private-label revolving charge programs marketed to large regional and national retailers by BNB USA, the Company's private-label credit card bank subsidiary (up $931 million or 58%). Reflecting the securitization and consumers preference for fixed-rate real estate products, variable-rate real estate receivables declined
$643 million or 16% in 1995. Fixed-rate real estate receivables increased $420 million or 14%. This real estate growth mix was in contrast to 1994, when consumers showed a strong preference for variable-rate products. In total, unsecured loan portfolios represented 50% of Beneficial's total outstandings at year-end 1995, versus 43% at the end of 1994 and 38% at the end of 1993.

      Total  managed receivables increased $1,577  million,
or 12%, compared  with a gain of $1,742 million  or  16%
in  the comparable 1994 period.  Slower growth this year in real estate secured products, which grew $260 million in 1995
compared with $590 million in 1994, accounted for the
unfavorable comparison.

      Total loans owned delinquent two months and greater on
a contractual  basis increased to 2.98% at the end of  1995
from 2.46%  at  the  end  of 1994.  This increase  reflects
both  a greater  proportion of, and higher delinquency in,
the  credit card and unsecured  portfolios.  On a  loans
managed  basis, delinquency  similarly increased to 2.97%
at the  end  of 1995 from 2.47% at the end of 1994.

      Excluding  the  charges  in both  years  related  to
the Company's German liquidating loan portfolio, discussed
further in  the Results of Operations that follow, net
chargeoffs  were $209.4  million versus $148.7 million in
1994.  As a percentage of average owned receivables, net
chargeoffs increased to 1.64% from  1.28%  in  1994.
Including the German  liquidating loan charges,  net
chargeoffs  were $224.4  million,  or  1.76%
of average receivables in 1995, versus $186.7 million, or
1.61% of average  receivables in 1994.  At year-end 1995, the allowance for  credit  losses as a percentage of finance
receivables  was 3.03%,  compared with 2.69% at the end of
1994.  At this level, the  allowance  covers full year
chargeoffs  (excluding  German liquidating loan charges) 1.9 times, compared with 2.2 times in 1994.

      Investment securities increased $185 million, or 14%,
in 1995, largely related to annuity sales.  Annuity sales for
1995 were  $167 million, up from $145 million in 1994.  As
discussed in  Results  of  Operations, the Company decided
to  exit the annuity business in the fourth quarter of 1995.
Following this decision,  and  given  the  one-time
reclassification  allowed temporarily  under "A Guide to
Implementation of  Statement  of Financial   Accounting
Standards  No.   115," the Company transferred $795 million
of debt securities from the  "Held-To-Maturity" category  to the "Available-For-Sale" category in December  1995.
Accordingly, the separate component of equity was  increased by $12 million for net aftertax unrealized gains on  the
transferred securities.  See Note 8 to  the  financial statements for more information on investment securities.

    Results of Operations

     1995 net income fell to $150.5 million from $177.7 million in 1994 and $183.2 million in 1993, as this year's earnings suffered from a large Refund Anticipation Loan
(RAL) loss provision in the first quarter. For the year, consolidated results included a pretax loss of $63 million or $38 million aftertax from the RAL business, versus pretax earnings of $42 million or $25 million aftertax in 1994. The RAL business was severely impacted this year when the Internal Revenue Service (IRS), released payment of the earned income tax credit (EITC) portion on thousands of refunds directly to the taxpayers who had already received these refunds through the RAL program, rather than to the Company's banking subsidiary to repay the loan as directed by the taxpayer.

      As  announced  in December 1995, the Company  decided
to remain  in  the  RAL business in 1996, as the Company
believed that  the IRS had made efforts during the off-season to improve the  methods  for  processing refunds  through
the  electronic filing  system.  Further, during the 1995
season, the Company's proprietary  credit screens and other
traditional  underwriting methods  proved to be an effective replacement for  determining the eligibility  of  RAL  customers following  the  Treasury Department's 1994 decision to discontinue
access to the Direct Deposit Indicator.   For  the  1996  season,
the Company's subsidiary, Beneficial National Bank (BNB), will not be lending on  the  EITC  portion of any refunds and the
majority  of  the volume  will be with prior customers.
Based on the  review  of very  early  season trends, RAL
volume is running approximately 30% below the  comparable  period in  1995,  and initial delinquency levels indicate that payments to BNB from  the IRS are not being delayed or interrupted.

      BNB  will  offer  RALs  to  eligible  H&R  Block
(Block) customers in 100% of Block company-owned offices in 1996. Prior to December 1994, when the agreement with Block was revised to give BNB exclusivity to 100% of Block's offices, BNB serviced only 40% of Block's locations. The revised agreement extends through the 1997 tax season and gives BNB the right of first refusal to continue to serve these additional offices through the year 2000. The prior BNB agreement involving the original 40% of Block's offices continues through 2006.
Under terms of the most recent agreement, Block and their satellite franchisees will receive from BNB a license fee of $8 for each RAL approved for a Block customer during 1996, and $9 for 1997. The license fee for the 1995 tax season was $7.

     In December 1994, the Company announced its intent to sell its German consumer banking subsidiary, BFK Bank AG
(BFK). Simultaneously, the Company recorded a $38.0 million, or $0.72 per share, charge to reflect potential credit losses and related expenses at BFK on a block of loans granted to finance the purchase of campground sites by German consumers from Fundus Grundstuecks GmbH (Fundus), a financial services company in Luedinghausen, Germany. After
Fundus filed for bankruptcy, it became apparent that the relationship between Fundus and many of the consumers was not as represented to BFK. Following the bankruptcy, and the publicity surrounding alleged fraud by Fundus, a high proportion of the campground customers ceased paying, which led to the charge in December 1994.

       Continuing  negotiations  and  other  work-out
efforts relating  to  the  Fundus  loans,  both  apart  from   and
in conjunction  with the possible BFK sale, did  not  progress as anticipated  in the original loss estimates.  As a
result,  in December  1995, the Company recorded a $15.0
million, or  $0.28 per  share, charge for additional
potential losses relating  to the  Fundus portfolio.  This
charge reflects management's  best estimate  of  collateral
value after carrying costs  and  legal fees,  and
writes  down  the  carrying  value  of  the  Fundus
portfolio  to $11.6 million at year-end 1995.  The  Company
is pursuing  a number of alternatives for the liquidation  of its interest  in the Fundus loans and, if necessary, the
underlying real estate in which BFK has a collateral
interest.

      In December 1995, the Company announced the decision to retain BFK as no acceptable offers for the Bank were received. Following a thorough analysis of BFK's entire loan portfolio and the supporting collateral, which was performed after the decision to retain the operation, the Company recorded a $10.0 million, or $0.19 per share, provision for loan losses related to other (non-Fundus) commercial loans. None of the above mentioned German charges have a tax offset due to BFK's net operating loss position.

      During the fourth quarter, as part of the Company's expense-reduction efforts, the Company instituted a headcount reduction of 225, principally within headquarters operations. The program resulted in a $9.8 million pretax restructuring charge, chiefly representing early retirement and severance expense corresponding to the work force reduction in the fourth quarter. On an aftertax basis, this charge reduced net income by $5.9 million, or $0.11 per share.

      Also  during  the  fourth quarter, the Company  made
the decision to exit the Insurance Group's annuity business
either through  a  sale or a managed liquidation.  Employee
severance resulting from this decision is reflected in the
above  charge. The  Company  is  in  the  final stages  of
negotiations  with prospective  purchasers of the annuity
business. However,  a sale  is  not  expected  to have a
significant  impact  on net income.   The  annuity  line
contributed  $3.8  million, $4.5 million, and $2.9 million
to pretax profits in 1995, 1994, and 1993, respectively.

     Excluding the impact of the RAL program, the German
losses and restructuring  charges,  1995  results  reflected  a  10%
increase  in average owned receivables during the year,  and a widening  of  interest  margins from the preceding  two
years. These  favorable  trends were mitigated by an increase in  net chargeoffs, which reflected the expected continuing
maturing of the  BNB  USA private-label portfolio, as well as a  noticeable increase  in  the  loan office unsecured
portfolio  chargeoffs. 1994  was  also  marked  by  strong
loan  growth,  as  average outstandings  increased 10% from
1993.  However,  unlike  1995, 1994  results  also  benefited from an  improvement  in  credit quality from the preceding
year.  1995 earnings also included a marked  improvement in
BNB USA contribution, as pretax earnings increased  to  $35.1
million from $9.8 million in  1994.   This improvement
reflected wider interest margins and the  operating leverage resulting from the receivables growth over  the  past two
years.

     Lending spread income increased from the preceding year
by 11% in  both  1995  and  1994,  with  the increases  largely
attributable  to  higher  average  owned  receivables.   As
a percentage  of  average  receivables, the  lending  spread was 9.71%, compared to 9.65% in 1994 and 9.62% in 1993.
Reflecting the  previously discussed portfolio mix changes,
the  yield  on the  average receivables portfolio was 16.32%
in 1995, compared with 15.67% in 1994 and 15.87% in 1993.
Over the same periods, interest  expense  as a percentage of average  receivables  was 6.61% in 1995 versus 6.02% in 1994 and 6.25% in  1993.  In North America, the fixed-rate real
estate secured loans originated in 1995  were written at an
average yield of 13.85%, compared with 14.51%  in  1994  and
14.79% in 1993, while variable-rate  real estate  secured loans
were written at a spread over  prime  of approximately   400  basis
points  in  1995, compared   with approximately  440 and 470 basis
points during  the  prior  two years.  In 1995, the average yield on unsecured personal  loans written  in North America was
25.41%, compared with 25.28%  and 25.37% in 1994 and 1993, respectively.
The yield on the credit card portfolio was 17.45% in 1995, up from
16.26% in 1994.

      Interest  expense  increased  $142.6  million  and
$40.4 million from the preceding year in 1995 and 1994,
respectively. 1995  worldwide average borrowing costs
increased to 7.22% from 6.57% in 1994, in contrast to a decline
during 1994 from 1993's 6.77%.   Higher borrowing levels added $72.9 million
and  $60.2 million  in interest costs from the preceding year in 1995  and 1994,  while  the  corresponding  fluctuations
resulting  from interest rate changes were an increase of
$69.7 million in 1995 and a decrease of $19.8 million in
1994.  The Company minimizes its  exposure to interest-rate
risk by closely managing the gap between its interest-
sensitive assets and liabilities.  At  the 1995   year-end,
Beneficial  was  in  an  essentially  matched position
compared to a slightly asset-sensitive position at the end
of  1994.   The Company utilizes interest rate  swaps  and
forward  rate agreements to moderate its exposure  to
interest rate  fluctuations.   See  Notes 2h and  23  to  the
financial statements for more information on derivatives.

      The Beneficial Insurance Group reported pretax income of $77.1 million in 1995, versus $69.9 and $69.2 million in 1994 and 1993, respectively. However, 1993 earnings benefited from $5.3 million related to the acquisition of Wesco Insurance Company, which resulted in adjustments to previous estimates of accrued contingent commission and unearned commission reserves to reflect actual amounts.
Excluding the favorable Wesco-related adjustment, the earnings improvement in both years resulted from higher volume and reduced loss ratios in the Beneficial-related business.

      Harbour Island Inc., the Company's real estate
subsidiary in  Tampa,  Florida, recorded a pretax loss, on a fully  debtfunded  basis, of $19.5 million in 1995, up from
$18.0  million in  1994, and $17.0 million in 1993.  Nearly
all of the  losses in  recent  years represent imputed
interest costs computed  at the Company's   overall  melded
cost  of  funds   rate and depreciation  charges.   The pretax
loss  relating  to Harbour Island  Inc.  is  likely to continue at current levels,  unless substantial portions of the real estate on
Harbour  Island  are sold.

      Other revenues were essentially flat, decreasing 4%
from the  preceding  year in 1995, following an increase  of
3%  in 1994.   In  both  years, the previously discussed
fluctuations from   the  RAL  business  were  largely  offset
by  increased servicing   revenue   and   gains   from   the
aforementioned securitizations.

      The  provision  for credit losses, excluding  the
German charges, increased $81.5 million, or 41%, in 1995
compared with an increase of $26.9 million, or 16%, in 1994.
The increase in 1995  reflects higher chargeoffs, as well as
additions  to  the allowance   for  credit  losses
corresponding   to increased unsecured  receivables  growth.
The  increase  in  1994 was entirely driven by a higher level of unsecured lending  as the Company  has  consistently provided an immediate provision  for credit  losses on net receivable growth.
Including the  German liquidating   loan  charges,  the
provision  increased   $58.5 million,  or 25%, in 1995 and
$64.9 million, or 38%,  in  1994. As a percentage of average owned receivables, the provision was 2.27%  in  1995,
compared with 1.78% in 1994.   Including  the German
liquidating loan charges in both years,  the  provision for
credit losses was 2.39% and 2.12% of average receivables in
1995 and 1994.

      Salaries and other operating expenses, combined, were
up 14%  in  1995  and  7% in 1994 over the prior years,
generally reflecting   normal  increases  attributable   to
growth in receivables.   As a percentage of average managed
receivables, salaries  and  other operating expenses were
6.85%, 6.89%  and 7.32%  in  1995,  1994,  and 1993, respectively.   The
fourth-quarter  restructuring  was  an  effort  to  improve
operating efficiencies and is expected to save approximately
$12  million in annual expenses.

      Although  the statutory rate was 35% for all  years,
the effective  tax rates on income before extraordinary items were 44.3% in 1995, 45.5% in 1994 and 41.0% in 1993.
The effective tax  rate was substantially higher in 1995 and 1994 than in the prior year because of the German charges, which were not offset by  tax  benefits.  In general, taxes are higher than the  U.S. federal statutory rate because of state income
taxes and higher tax rates on foreign operations.  Due to the
Company's earnings level, no valuation allowance (except for a valuation allowance for  foreign tax credit carryforwards)
related to net  deferred tax  assets  of  approximately $195 million has been  recorded. Management  has determined, based on the Company's  history  of prior operating  earnings  and its  expectations  for  future earnings,  that  it  is  likely that operating  income  of the Company  will  be sufficient to
recognize fully these deferred tax  assets.   See  Note  18  to the financial
statements  for further discussion.

      In  1992,  the  IRS  completed  its  examination  of
the Company's federal income tax returns for 1984 through
1987  and proposed   certain  adjustments  that  relate
principally to activities   of  the  Company's  former  subsidiary,
American Centennial  Insurance  Company, prior  to  its  sale in  1987. Although prepayments were made thereon in 1992, the
Company  is in  the  process of contesting the proposed
adjustments  within the  administrative appeals process of
the IRS and is  prepared to  litigate  if  necessary.
Management does  not  expect  the ultimate  resolution of
these issues to have a material  effect on  the  Company's
financial position, results  of  continuing operations  or
liquidity.   See  Note  27  to  the financial
statements for further discussion of the assessment.

    Changes in Cash Flow and Liquidity

      The  principal sources of cash are collections of
finance receivables, proceeds from the issuance of short- and long-term debt, and cash provided from operations (including maturities and repayments of its receivables).  The monthly collections
of cash    principal  as  a percentage of average
receivables  were 5.03%  in  1995  and 4.52% in 1994.  Also, from time  to
time, subsidiaries   of   the   Company  sell   receivables
through securitizations in the capital markets.

      Substantial  additional liquidity  is  available
through committed  bank  credit  lines that the  Company
maintains  in support of its commercial paper borrowings.
During the  fourth quarter  of 1995, the Company entered into a $3 billion,  five-year syndicated revolving credit
agreement, which replaced  the various one-and three-year
bilateral agreements, totaling  $2.9 billion,  that  the
Company had previously  maintained.   This syndicated
revolving credit agreement has a $1.0 billion  net-worth
test.  At year-end 1995, total standby lines  of  credit
were $3.4 billion, of which $3.2 billion was unused.

     One of the Company's financial strengths is its ability
to raise  long-term  debt  in  a  wide  variety  of  domestic and international markets.  Including medium-term notes,
long-term debt  represented 63% of the Company's funding base at the  end of  1995,  compared  with 64% at the end  of
1994.   In  1995, Beneficial  issued  $2.4  billion in
variable-rate  medium-term notes  at  an  all-in cost roughly equivalent to the  Company's cost of commercial paper
borrowings.  The average maturity  was 1.6  years.  Fixed-
rate medium-term note issuances totaled  $.6 billion,  at an average coupon of 6.59% and an average maturity of  5.1
years.   In addition, the Company had available  under shelf
registrations with the Securities and Exchange Commission
$1.0 billion of unissued debt securities at year-end 1995.

      The Company hedges the majority of its investment in foreign subsidiaries by selling at-the-money (spot) call options and buying out-of-the-money (spot) put options on Canadian dollars, British sterling and German marks. With the exception of the strike rates, all terms of the call and put are identical. The notional amount of each option is an amount that will generally produce offsetting gains or losses (on an aftertax basis) to the gains or losses produced by the underlying investment.
The combination of these instruments (a "no cost collar") is effectively a partial hedge, as hedging gains or losses occur only when the spot rates fluctuate outside the range of the respective strike rates. These option transactions generally have a maturity of three to six months. Foreign currency forward exchange agreements are also utilized to hedge a portion of the Company's investment in foreign subsidiaries.

      The  Company  monitors the effectiveness of  its
hedging program  through  a  quarterly analysis comparing
the  foreign exchange  gains  and  losses  on  the
investments  in  foreign operations   to  hedge  gains  and
losses  due   to   currency fluctuations.   Hedge  gains  and
losses  are  calculated by comparing the option strike rate to the spot exchange  rate on each  financial  statement  date  as though  the  option were exercised  at  that time.  There were no amounts recognized  in net  income  during  the three years ended
December  31,  1995. Prospectively, gains and losses in
excess of the amount  needed to   offset   gains  or  losses
on  investments   in foreign subsidiaries due to currency
fluctuations are not likely given the  above  hedging  strategy.
See Notes  2h  and  23 to  the financial statements for further information on derivatives.

      The  Company minimizes all off-balance-sheet credit
risk exposure  by limiting the counterparties to major
international banks  and  financial  institutions.   The
Company  has  never experienced nonperformance by any
counterparty.

    Recent Accounting Pronouncements

      The  Financial  Accounting  Standards  Board  has
issued Statement   of   Financial  Accounting   Standards
No.   123, "Accounting   for  Stock-Based  Compensation"
effective for financial  statements issued for fiscal years  beginning after December  15,  1995.  The Company expects to disclose
the  pro forma charge to earnings in 1996 for the valuation
of the  nonqualified  stock option plan which is described in
Note  20  to the financial statements.

    Recent Developments

      In  February 1996, the Company announced that
SunAmerica Life Insurance Company signed a definitive agreement to purchase the $950 million annuity portfolio of the Central National Life Insurance Company of Omaha, a subsidiary of the Beneficial Insurance Group. The closing date has been set for March 31, 1996, pending regulatory approvals. The sale will not have a material impact on net income.

      As  the Company announced in early March 1996, it
appears that the preliminary full-year 1996 pretax profits
from the RAL business may significantly exceed the 1993 peak of $56 million. The  number of RALs issued may approach the
2.7 million of last year.   In  addition,  collections of
previously  charged  off amounts  are much higher than
expected and delinquency is  well within  the  Company's
expectation.  Accordingly,  the  Company expects  that
results of operations for the first  quarter  of 1996 will be significantly impacted by RAL.

      As  also  announced  in  early March  1996,  BNB  USA
is scheduled  to  begin a private-label credit card pilot
program with  Kmart  Corporation on March 22,  1996.   Upon
successful completion of the pilot in 166 Kmart stores, the
two  companies plan  to  expand the program in 1996 to all of the  more  than 2,000  Kmart locations in the U.S. and
Canada.  Although  longterm profitability is expected from
this merchant relationship, the  roll  out will result in
considerable start-up  losses  in 1996, which will impact
1996 results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF BENEFICIAL CORPORATION:

      We have audited the accompanying consolidated balance sheets of Beneficial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended
December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beneficial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 29, 1996


            BENEFICIAL CORPORATION AND SUBSIDIARIES BALANCE SHEET

                                                December 31,
                                            1995           1994
                                                (in millions)



ASSETS

Cash and Equivalents                    $   273.1      $   189.5
Finance Receivables (Note 6)             13,416.2       12,322.6
 Allowance for Credit Losses (Note 7)      (406.1)        (331.6)
      Net Finance Receivables            13,010.1       11,991.0
Investment Securities (Note 8)            1,491.4        1,306.3
Property and Equipment                      183.1          185.9
Other Assets (Note 9)                       759.7          703.9
      TOTAL ASSETS                      $15,717.4      $14,376.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-Term Debt (Note 11)               $ 4,023.9      $ 3,473.9
Deposits Payable                            642.5          654.4
Long-Term Debt (Note 12)                  7,792.5        7,324.8
 Total Interest-Bearing Debt             12,458.9       11,453.1
Accounts Payable and Accrued
Liabilities (Note 10)                       490.0          438.5
Insurance Policy and Claim Reserves       1,265.5        1,084.7
      Total Liabilities                  14,214.4       12,976.3

Shareholders' Equity:
 Preferred Stock (Note 13)                  114.8          114.9
 Common Stock (160.0 shares authorized;
 53.2 and 52.5 shares outstanding)
 (Note 13)                                   53.2           52.5
 Additional Capital (Note 14)               270.0          246.5
 Net Unrealized Gain (Loss) on Investment
 Securities (Note 8)                         18.4           (8.8)
 Accumulated Foreign Currency Translation
 Adjustments                                (46.4)         (47.0)
 Retained Earnings                        1,093.0        1,042.2
    Total Shareholders' Equity            1,503.0        1,400.3
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY             $15,717.4      $14,376.6

See Notes to Financial Statements.


           BENEFICIAL CORPORATION AND SUBSIDIARIES
          STATEMENT OF INCOME AND RETAINED EARNINGS

                                         Years Ended December 31
                                          1995     1994     1993
                                 (in millions, except per share amounts)



REVENUE
 Finance Charges and Fees              $2,014.6  $1,753.7  $1,607.4
 Interest Expense                         816.2     673.6     633.2
    Lending Spread                      1,198.4   1,080.1     974.2
 Insurance Premiums                       152.7     143.7     116.5
 Other                                    230.9     240.0     233.6
    Total                               1,582.0   1,463.8   1,324.3

OPERATING EXPENSES
 Salaries and Employee Benefits           384.6     350.7     327.1
 Insurance Benefits                        80.4      86.5      75.9
 Provision for Credit Losses              280.2     198.7     171.8
 Provision for Credit Losses on German
    Liquidating Loan Portfolio (Note 3)    15.0      38.0        --
 Provision for Restructuring (Note 4)       9.8        --        --
 Other (Note 19)                          541.6     463.8     434.3
    Total                               1,311.6   1,137.7   1,009.1
Income Before Extraordinary Items and
Income Taxes                              270.4     326.1     315.2
Provision for Income Taxes (Note 18)      119.9     148.4     129.2
INCOME BEFORE EXTRAORDINARY ITEMS         150.5     177.7     186.0
Extraordinary   Items   (Note 5)             --        --      (2.8)
NET INCOME                                150.5     177.7     183.2
Retained Earnings, Beginning of Period  1,042.2     953.7     849.7
Dividends Paid (Note 22)                  (99.7)    (89.2)    (79.2)
RETAINED EARNINGS, END OF PERIOD       $1,093.0  $1,042.2  $  953.7

EARNINGS PER COMMON SHARE
 Before Extraordinary Items            $   2.72  $   3.28  $   3.45
 Extraordinary Items                         --        --      (.05)
 EARNINGS PER COMMON SHARE             $   2.72  $   3.28  $   3.40

DIVIDENDS PER COMMON SHARE             $   1.80  $   1.62  $   1.43

AVERAGE COMMON SHARES OUTSTANDING          53.5      52.6      52.4

See Notes to Financial Statements.


           BENEFICIAL CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

                                                Years Ended
                                                December 31

                                            1995       1994      1993
                                                  (in millions)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                            $   150.5   $   177.7  $   183.2
 Reconciliation of Net Income to Net
 Cash Provided by Operating Activities:
      Extraordinary Items                      --          --        2.8
      Provision for Credit Losses           280.2       198.7      171.8
      Provision for Credit Losses on
      German Liquidating Loan Portfolio      15.0        38.0         --
      Provision for Restructuring             9.8          --         --
      Provision for Deferred Income Taxes   (35.0)      (30.9)     (32.0)
      Depreciation and Amortization          48.8        49.1       48.2
      Insurance Policy and Claim Reserves   180.8       169.0      220.5
      Accounts Payable and Accrued
      Liabilities                            41.7        54.9       20.6
         Net Cash Provided by Operating
         Activities                         691.8       656.5      615.1

CASH FLOWS FROM INVESTING ACTIVITIES
  Receivables Originated or Acquired     (9,860.3)   (8,251.3)  (6,316.6)
  Receivables Collected                   7,443.3     6,064.1    4,675.3
  Receivables Securitized                 1,103.8       757.0         --
  Available-For-Sale Investments
  Purchased                                (313.9)     (219.7)    (197.5)
  Held-To-Maturity Investments
  Purchased                                 (78.2)     (251.1)    (264.1)
  Available-For-Sale Investments Sold        97.5        55.0       77.5
  Available-For-Sale Investments Matured    154.5       158.9      115.2
  Held-To-Maturity Investments Matured       21.1        66.3       83.4
  Property and Equipment Purchased          (37.2)      (25.0)     (22.7)
  Discontinued Operations                      .2        (6.4)     131.6
  Other                                      (7.1)        7.6      (29.0)
         Net Cash Used in Investing
         Activities                      (1,476.3)   (1,644.6)  (1,746.9)

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change                556.4       537.3      299.6
 Deposits Payable, Net Change               (29.4)        9.0      (61.1)
 Long-Term Debt Issued                    3,102.1     2,767.1    2,289.9
 Long-Term Debt Repaid                   (2,661.3)   (2,228.5)  (1,374.5)
 Dividends Paid                             (99.7)      (89.2)     (79.2)
         Net Cash Provided by Financing
         Activities                         868.1       995.7    1,074.7

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  83.6         7.6      (57.1)
Cash and Equivalents at Beginning
of Period                                   189.5       181.9      239.0
CASH AND EQUIVALENTS AT END OF PERIOD   $   273.1   $   189.5  $   181.9

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                          $   823.4   $   680.0  $   645.3
 Income Taxes Paid                          154.8       150.5      146.6

See Notes to Financial Statements.


           BENEFICIAL CORPORATION AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
           (in millions, except per share amounts)


1. NATURE OF OPERATIONS

   Beneficial  Corporation  (Company)  is  a  holding
   company, subsidiaries  of  which provide financial
   services  through their   various  consumer  finance,
   banking  and  insurance operations  located  throughout
   the United  States,  Canada, Germany,  Ireland  and the
   United Kingdom.   The  Beneficial finance  system
   includes more than 1,100 offices,  offering both  real
   estate secured loans and unsecured loans, as well as
   credit-related insurance products.  Additionally,  other
   subsidiaries  offer credit card products  (largely
   private-label),  tax  refund anticipated loans,  and
   selected  noncredit-related  insurance products.
   Approximately  50%  of loans  outstanding are secured by
   real estate.  The majority of   net   income  is  derived
   from  the  consumer  finance operations  and  credit
   insurance products  related  to  the consumer  finance
   business.  Operations in any  one  country outside the
   United States are not significant in relation to the
   Company's overall operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

   a)   Basis  of  Consolidation.  The  consolidated
   financial statements  include  the accounts of  the
   Company  and  its subsidiaries,   after   elimination   of
   all   significant intercompany  accounts  and
   transactions,  and  have   been prepared  in  accordance
   with generally accepted  accounting principles.    Certain
   prior-period   amounts   have   been reclassified to
   conform with the 1995 presentation.

   b)   Use   of  Estimates.   The  preparation  of financial
   statements  in conformity with generally accepted accounting
   principles   requires  management  to  make  estimates   and
   assumptions that affect the reported amounts of  assets  and liabilities, disclosure of contingent assets and liabilities at  the  date  of the financial statements and the  reported amounts  of  revenues  and  expenses  during  the  reporting period.  Actual results could differ from those estimates.

   c)  Finance  Operations.   The  financial  statements  are
   prepared   on  the  accrual  basis.   Finance  charges   are
   recognized  as income using the interest method  or  methods that  produce  similar results.  Loan origination  fees  are
   deferred  and  amortized  into  interest  income  over   the
   estimated  lives of the related loans, except to the  extent
   that  they  offset directly related lending  costs.   Income
   accrual  is  generally suspended after 30 days on delinquent loans.

   Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the losses of principal and interest in the finance receivables portfolio.

   Delinquent  real  estate  secured receivables  are  reviewed
   individually  by  management,  and  accounts  known  to   be
   uncollectible   are   charged  off.    In   general,   other
   receivables are automatically charged off after  no  payment has  been  made  for six months.  For all  types  of  loans, collection efforts are generally continued.

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

   Certain real estate secured loans are accounted for as foreclosed property ("in-substance foreclosure") even though the actual foreclosure has not occurred. These loans are carried at the lower of cost or estimated fair value when the borrower has little or no equity in the collateral at its current estimated fair value and it appears unlikely that the borrower will repay the loan other than through liquidation of the property.

   d)  Receivables Sold with Servicing Retained.  Periodically, the Company has sold home equity loans to trusts created  as real  estate  mortgage investment conduits and  retains  the
   servicing.   Gains were recognized at the time of  the  sale
   and  are  determined by present valuing the  loan  servicing spread over the estimated life, adjusted for prepayments and bad debts, and allowing for a normal servicing fee in future
   periods.   The deferred premium resulting from the gains  is
   amortized  against servicing income over  the  life  of  the loans, using a method that approximates the interest method.

   e)  Insurance   Operations.    The   Company's   insurance
   subsidiaries  are  engaged in writing  credit  life,  credit accident  and  health insurance, credit  property,  ordinary life  insurance and deferred annuities.  Premiums on  credit life  insurance are taken into income using the  sum-of-the digits  or  actuarial methods, except in the case of  level term  contracts,  which  are taken  into  income  using  the
   straight-line  method  over  the  lives  of  the   policies.
   Premiums  on  credit  accident  and  health  insurance   are
   generally taken into income using an average of the  sum-of
   the-digits  and  the  straight-line methods.   Premiums  for
   credit  property are generally taken into income  using  the
   sum-of-the-digits method or on a pro-rata  basis.   Premiums
   for ordinary life insurance are included in income when due.
   Premiums  collected on annuity contracts are included  as  a liability  in  insurance  policy  and  claim  reserves,  and annuity  income is recognized in investment  income  as  the difference between interest earned and interest credited  on
   the  contracts.   Policy reserves for  credit  life,  credit
   accident and health insurance and credit property are  equal to  related unearned premiums.  Additionally, claim reserves for  credit life, credit accident and health insurance,  and credit  property  are adjusted to reflect claim  experience.
   Liabilities  for  future  life  insurance  policy   benefits
   associated  with  ordinary life contracts are  accrued  when premium revenue is recognized and are computed on the  basis of assumptions as to investment yields, mortality, morbidity and withdrawals.

   f)  Valuation  of  Investment Securities.  Investments  are
   owned    principally   by   the   insurance    subsidiaries.
   Investments in debt securities that the Company has both the ability  and  the  intention of holding until  maturity  are classified  as held-to-maturity securities and  reported  at amortized cost (remaining principal net of unearned premiums
   or  discounts).   Investments that  may  be  sold  prior  to
   maturity to support the Company's investment strategy,  such
   as   in  response  to  changes  in  interest  rates  or  tax
   deductibility  of interest, are considered as available-for sale  securities and reported at fair value, with unrealized gains  and losses excluded from earnings and reported  in  a
   separate  component  of shareholders' equity.   The  Company
   does  not hold any securities for trading purposes.   Equity
   securities  are mostly non-redeemable preferred  stocks  and are  carried at market value, with the adjustment from  cost to  market  value  also recorded directly  in  shareholders'
   equity.  The cost of investments sold is determined  on  the specific cost identification basis.

   g)  Translation of Foreign Currencies.  Operations  outside the United States are conducted through subsidiaries located in  Canada, Germany, Ireland and the United Kingdom.  Assets
   and  liabilities of these subsidiaries are translated at the rates  of exchange at the balance sheet dates, while  income and  expense  items are translated at the  average  exchange rates  for  each period covered by the statement of  income.
   The  resulting  translation  adjustments  are  included   in
   accumulated  foreign  currency  translation  adjustments,  a separate component of shareholders' equity.

   h)  Derivative  Financial  Instruments.   To   hedge   its
   investment  in  foreign subsidiaries  and  to  moderate  its exposure  to interest-rate fluctuations, the Company  enters
   into   various   transactions  involving   off-balance-sheet
   financial instruments.  These transactions include  options, currency  swaps  and  forwards  for  foreign  currency  risk
   management   and  interest-rate  swaps  and   forward   rate
   agreements for interest-rate exposure management.

   Gains  or  losses on foreign currency instruments designated as  hedges  of  the  Company's net  investments  in  foreign subsidiaries  are included with translation  adjustments  in shareholders' equity.  Gains or losses on these  instruments in  excess  of  the amount needed to offset  net  investment losses  or gains are included in income.  The net amount  of interest income and interest expense on agreements  used  to hedge  interest-rate  exposure  is  recognized  in  interest expense  over the lives of the instruments.  The indices  on derivatives  used to hedge interest rate exposure  match  an index  corresponding  to  either a specific  long-term  debt
   instrument  or  to a pool of short-term debt.   The  Company
   does not terminate these derivatives prior to maturity.
   The  Company  does not serve as a financial intermediary  to make  markets in any off-balance-sheet financial instruments nor  does  it hold or issue derivative financial instruments for trading purposes.

   i) Amortization of Intangible Assets. Premiums paid on receivables purchased are amortized using straight-line and accelerated methods generally over five years. Excess cost applicable to acquisitions is generally amortized on a straight-line basis over 40 years.

   j) Earnings per Common Share. Earnings per common share are computed by deducting dividend requirements on preferred stocks of the Company from net income and dividing the remainder by average common shares outstanding and their equivalents. None of the preferred stocks are common stock equivalents.

   k)   Cash  Equivalents.   The Company considers  all  highly
   liquid  debt instruments with original maturities  of  three months or less to be cash equivalents.

   l) Stock Split. All share and per share data have been adjusted to reflect the two-for-one stock split in 1993.

3. PROVISION  FOR  CREDIT  LOSSES ON  GERMAN  LIQUIDATING  LOAN
   PORTFOLIO

   In  December 1994, the Company announced the intent to  sell
   its   German   banking  subsidiary,  BFK  Bank   AG   (BFK).
   Simultaneously, the Company recorded a $38.0,  or  $.72  per share,  charge to reflect credit losses and related expenses on  a block of BFK loans granted to finance the purchase  of
   campground   sites   by   German   consumers   from   Fundus
   Grundstuecks  GmbH  (Fundus), a  German  financial  services
   company.   After  Fundus  filed for  bankruptcy,  it  became
   apparent  that  the  relationship  between  Fundus  and  the
   consumers   was   misrepresented  to  BFK.   Following   the
   bankruptcy, and the publicity surrounding alleged  fraud  by
   Fundus, a high proportion of the campground customers ceased paying, which led to the charge in December, 1994.

   Continuing negotiations and other work out efforts  relating to the Fundus loans, both apart from and in conjunction with the  possible  BFK sale, did not progress as anticipated  in the original loss estimates.  As a result, in December 1995, the  Company recorded a $15.0, or $.28 per share, charge for
   additional   potential  losses  relating   to   the   Fundus
   portfolio.   The  added  charge reflects  management's  best
   estimate of collateral value after carrying costs and  legal fees.  The Company is pursuing a number of alternatives  for the liquidation of its interest in the Fundus loans and,  if necessary,  the underlying real estate in which  BFK  has  a collateral interest.  The carrying value at the end of  1995 was $11.6.

   In December 1995, the Company announced the decision to retain BFK as no acceptable offers for the Bank were received.

4. PROVISION FOR RESTRUCTURING

   In  the fourth quarter of 1995, the Company decided to  exit the  Beneficial  Insurance  Group annuity  business,  either through  a sale or a managed liquidation, and implemented  a program  to reduce expenses, principally within headquarters
   operations.   The expense reduction program  resulted  in  a
   $9.8 restructuring charge, which is largely early retirement
   and   severance   expenses  corresponding  to   work   force
   reductions  of 225.  This restructuring charge  reduced  net income by $5.9 or $.11 per share.

5. EXTRAORDINARY ITEMS

   The Company called for early redemption and retired an aggregate face value of long-term debt of $189.8 in 1993.
   The aftertax premiums of $2.8 in 1993 (net of income tax benefits of $1.5) related to these items are classified as extraordinary losses in the statement of income and retained earnings.

6. FINANCE RECEIVABLES

   Finance  receivables  at  December  31  consisted   of   the
   following:



                                                 1995        1994
   Receivables Owned:
      Real Estate Secured                     $ 6,636.6    $ 6,859.5
      Personal Unsecured                        2,756.1      2,485.9
      Credit Cards                              3,084.0      2,061.7
      Sales Finance Contracts                     836.6        810.4
      Commercial                                  102.9        105.1
         Total Owned                           13,416.2     12,322.6
      Receivables Sold with Servicing Retained
         (all  real  estate  secured)           1,113.5        630.4
         Total Managed                        $14,529.7    $12,953.0

   Average receivables during the years ended December 31 were as follows:



                                                1995        1994

   Receivables Owned                          $12,339.7   $11,191.7
   Receivables Sold With Servicing Retained     1,182.1       631.7
   Average Managed                            $13,521.8   $11,823.4

   From time to time, subsidiaries of the Company have sold home equity loans through securitizations and have retained collection and administrative responsibilities as servicer for the trust holding the home equity loans.

   Scheduled contractual maturities of finance receivables owned to be received after December 31, 1995, were as follows:



                                  1996  1997  1998  1999    Beyond
   Real Estate Secured             17%   12%   13%   13%     45%
   Personal Unsecured              45    32    16     3       4
   Credit Cards                    56     6     6     3      29
   Sales Finance Contracts         72    18     6     1       3
   Commercial                      28    13     6    12      41
   Overall                         35    15    11     8      31

   While  the statutes of several states place no maximum limit on  the contractual term of closed-end loans secured by real estate,  the  consumer finance subsidiaries generally  limit loans of this type to periods ranging from 60 to 180 months.
   Terms  of  closed-end  unsecured  loans  and  sales  finance
   contracts  generally do not exceed 60  months.   It  is  the
   Company's  experience  that  a substantial  portion  of  all
   consumer   receivables  is  renewed  or  repaid   prior   to
   contractual  maturity  dates.   Accordingly,  the   previous
   tabulation should not be viewed as a forecast of future cash collections.  During the years ended December 31,  1995  and
   1994,   cash  collections  totaled  $7,443.3  and  $6,064.1,
   respectively.  The monthly collections of cash principal  as a  percentage of average receivables were 5.03% in 1995  and
   4.52% in 1994.

7. ALLOWANCE FOR CREDIT LOSSES

   Changes in the allowance for credit losses were as follows:



                                                 1995      1994
   Balance at Beginning of Year                $331.6     $279.0
   Accounts Charged Off*                       (247.2)    (183.3)
   Recoveries on Accounts Previously Charged
   Off                                           37.8       34.6
   Provision for Credit Losses*                 280.2      198.7
   Other                                          3.7        2.6
   Balance at End of Year                      $406.1     $331.6

   *Does not reflect $15.0 in 1995 and $38.0 in 1994 pertaining to German liquidating loan portfolio (see Note 3).

8. INVESTMENT SECURITIES

   Effective January 1, 1994, the Company adopted Statement  of
   Financial  Accounting Standards (SFAS) No. 115,  "Accounting
   for  Certain  Investments  in Debt and  Equity  Securities."
   Upon  adoption of SFAS 115, the Company reclassified  $339.3 of  debt securities from the "Held-To-Maturity" category  to the "Available-For-Sale" category (which is adjusted to fair value)  to  more  closely  match  the  Company's  investment
   strategy.   The resulting unrealized gain of  $5.0,  net  of
   applicable  income  taxes  and  an  adjustment  to  deferred acquisition  costs,  was recorded  as  an  increase  to  the securities  valuation adjustment component of  shareholders'
   equity.

   In  the fourth quarter of 1995, the Company decided to  exit
   its  annuity  business  (see Note  4).   In  light  of  this
   decision,   and   the  one  time  reclassification   allowed
   temporarily  under "A Guide to Implementation  of  SFAS  No.
   115," the Company transferred $795.4 of debt securities from the  "Held-To-Maturity" category to the "Available-For-Sale"
   category in December 1995.  An unrealized gain of $12.4, net of  income  taxes  of  $6.7  was recorded  in  the  separate
   component  of  equity as a result of this transfer.   As  of
   December  31,  1995,  shareholders' equity  included  a  net unrealized gain of $18.4, consisting of a $45.4 net gain  on the  Available-For-Sale portfolio,  partially  offset  by  a
   $17.5  adjustment to deferred acquisition costs  related  to the annuity portfolio and $9.5 of applicable income taxes.

   Investments at December 31 were as follows:

                                         Gross         Gross    Estimated
                      Amortized     Unrealized    Unrealized       Market
1995                       Cost          Gains        Losses        Value



Available-For-Sale
Debt Securities:
   Corporate          $   777.4         $32.9         $ 2.8      $   807.5
   Mortgage-backed        327.0           8.6            .1          335.5
   Municipal               19.5            .7            --           20.2
   U.S. Government        172.8           3.5            --          176.3
   Foreign Government      56.8           2.6            --           59.4
                        1,353.5          48.3           2.9        1,398.9
Equity Securities           6.3            --            --            6.3
         Total         $1,359.8         $48.3         $ 2.9       $1,405.2

Held-To-Maturity
Debt Securities:
   Corporate           $   41.2         $  .4         $  .1       $   41.5
   Mortgage-backed          2.6            .1            --            2.7
   Municipal                7.9            .4            --            8.3
   U.S. Government         17.5            .1            .1           17.5
   Foreign Government       1.1            --            --            1.1
   Other                   15.9            --            --           15.9
         Total         $   86.2         $ 1.0         $  .2       $   87.0


                                          Gross         Gross     Estimated
                       Amortized     Unrealized    Unrealized        Market
1994                        Cost          Gains        Losses         Value



Available-For-Sale
Debt Securities:
   Corporate           $   281.4         $   .5       $14.8       $  267.1
   Mortgage-backed         124.0             .4         2.8          121.6
   Municipal                 4.0             --          .2            3.8
   U.S. Government          64.1             .1         1.5           62.7
   Foreign Government       36.5             --         1.6           34.9
                           510.0            1.0        20.9          490.1
Equity Securities            7.4             --          --            7.4
   Total               $   517.4         $  1.0       $20.9       $  497.5
Held-To-Maturity
Debt Securities:
   Corporate           $   448.0         $   --       $45.3       $  402.7
   Mortgage-backed         236.1             .5        14.5          222.1
   Municipal                22.4             .1         2.0           20.5
   U.S. Government          55.1             .1         2.2           53.0
   Foreign Government       31.4             --         3.2           28.2
      Other                 15.8             --          --           15.8
         Total         $   808.8         $   .7       $67.2       $  742.3

   The  contractual maturities of debt securities  at  December
   31,  1995,  are  shown  in the table that  follows.   Actual
   maturities  may  differ from contractual maturities  because some  borrowers  may  have  the  right  to  call  or  prepay obligations, with or without call or prepayment penalties.

                                        Amortized    Estimated
   1995                                   Cost      Market Value



   Available-For-Sale
   Due within one year                   $  100.1   $  100.1
   Due one through five years               209.1      215.6
   Due five through ten years               663.2      691.3
   Due after ten years                       54.1       56.4
   Mortgage-backed Securities               327.0      335.5
      Total                              $1,353.5   $1,398.9

   Held-To-Maturity
   Due within one year                   $    1.4   $    1.4
   Due one through five years                44.5       44.8
   Due five through ten years                19.7       20.1
   Due after ten years                       18.0       18.0
   Mortgage-backed Securities                 2.6        2.7
      Total                              $   86.2   $   87.0

   Proceeds from sales of Available-For-Sale securities totaled
   $97.5 in 1995, compared with $55.0 in 1994.  Gross gains  of
   $4.0  in 1995 and $2.7 in 1994, and gross losses of $0.4  in
   1995  and  $0.1 in 1994 were realized on those  sales.   The
   cost of investments sold was determined on the specific cost identification basis.

9. OTHER ASSETS



   At December 31                               1995     1994
   Accrued Investment Income                  $  25.2  $  22.8
   Deferred Income Tax Benefits                 195.5    165.6
   Excess Cost of Net Assets Acquired            16.6     18.4
   Investments in and Advances to Discontinued
   Operations                                    15.7     15.9
   Miscellaneous Accounts and Notes Receivable   91.5    108.2
   Prepaid Expenses                             116.7     99.7
   Property Acquired by Foreclosure             101.2     71.2
   Recoverable Income Taxes                      45.7     45.3
   Unamortized Insurance Policy Acquisition
   Costs                                         54.8     74.6
   Other                                         96.8     82.2
      Total                                    $759.7   $703.9

10.ACCOUNTS PAYABLE AND ACCRUED LIABILITIES



   At December 31                               1995     1994
   Accounts Payable                           $144.6   $114.9
   Accrued and Deferred Compensation            76.1     66.1
   Accrued Interest                             72.9     61.4
   Accrued Postretirement Benefits              60.5     52.8
   Accrued Pension Cost                         19.9     22.1
   Income Taxes Payable                         85.2     76.8
   Insurance Premiums Payable                   20.8     20.8
   Other                                        10.0     23.6
      Total                                   $490.0   $438.5

11.SHORT-TERM DEBT

   Short-term  debt,  including $922.9 and $624.7  relating  to
   foreign   subsidiaries   at   year-end   1995   and    1994,
   respectively, consisted of the following:



   At December 31                               1995      1994
   Commercial Paper                          $3,506.2   $3,209.5
   Bank  Borrowings                             517.7      264.4
      Total                                  $4,023.9   $3,473.9

    Selected details of short-term borrowings are as follows:



                                             1995      1994      1993
   Highest  Aggregate at Any Month-End     $4,023.9  $4,052.6  $3,172.4
   Daily Average Amount                     3,366.3   3,110.5   2,699.0
   Weighted Average Interest Rates:
      At Year-End
        Commercial Paper                       5.85%     6.05%     3.48%
        Bank Borrowings                        6.71      6.23      4.49
         Overall                               5.98      6.07      3.60
      Paid During Year*
        Commercial Paper                       6.24      4.51      3.62
        Bank Borrowings                        7.19      5.83      6.67
         Overall                               6.37      4.58      3.87

   *Weighted  average interest rates paid during the year  have
   been   determined  by  relating  short-term  interest  costs
   (including  the  costs of maintaining lines of  credit)  for each year to the daily average dollar amounts outstanding.

   The  Company maintains committed revolving credit agreements in support of its outstanding commercial paper.  At December
   31,  1995,  the Company had lines of credit of $3,350.4,  of which  $3,184.3 was unused.  The most significant  of  these
   credit  agreements has a net-worth test of  $1,000.   Annual
   commitment  fee  requirements  to  support  availability  of credit agreements at the end of 1995 totaled $5.8.

   The impact of hedging activities on the Company's weighted average short-term borrowing rates and on the reported short term interest expense were as follows: .05% and $1.7 in 1995; .16% and $4.9 in 1994; and .16% and $4.4 in 1993.

12.LONG-TERM DEBT



   At December 31                               1995       1994
      United States                          $7,263.9   $6,643.0
      Canada                                    285.3      214.0
      Germany                                    72.3      114.4
      United Kingdom                            171.3      353.8
      Unamortized Discount                        (.3)       (.4)
      Total                                  $7,792.5   $7,324.8

   Long-term debt, including weighted average interest rates by year of maturity on debt outstanding at December 31, 1995, is shown below in the earliest year it could become payable:



                          Average Rates
   Maturity                   1995             1995       1994
   1995                                      $     --   $2,499.8
   1996                       6.70%           2,063.5    1,070.4
   1997                       6.84            2,164.5      976.3
   1998                       7.85            1,189.9      877.3
   1999                       7.69              891.2      867.6
   2000                       8.03              422.8      248.1
   2001-2005                  7.69              863.3      588.0
   2006-2023                  7.81              197.3      197.3
      Total                   7.24%          $7,792.5   $7,324.8

   The   weighted  average  annual  interest  rates   on   debt
   outstanding  at year-end were 7.24%, 7.62%,  and  7.24%  for
   1995,   1994,  and  1993,  respectively.   Weighted  average
   interest  rates (including issuance costs) paid  during  the year  on  average  long-term debt  outstanding  were  7.56%,
   7.39%,  and  7.93% for years ended December 31, 1995,  1994, and 1993, respectively.

   Long-term  debt outstanding at December 31, 1995  and  1994, includes  $2,817.4 and $2,191.5, respectively, of  variable
   rate  debt  that  reprices based on various  indices.   Such
   variable-rate debt generally has an original maturity of one-to-
   two years.

   The impact of hedging activities on the Company's weighted average long-term borrowing rates and on the reported long term interest expense were as follows: .05% and $3.7 in 1995; .00% and ($.2) in 1994; and (.02%) and ($1.0) in 1993.

13.CAPITAL STOCK

   Shares of capital stock outstanding were as follows:



   At December 31                              1995         1994        1993
   5% Cumulative Preferred - $50 par value.
       Authorized, 585,730                   407,718(a    407,718(a    407,718(a

   $5.50 Dividend Cumulative Convertible
     Preferred - no par value - $20 stated
     value (each share convertible into
     nine shares of Common; maximum
     liquidation value, $2,031,000,
     $2,236,200, and $2,552,500).
     Authorized, 1,164,077.
       Outstanding Shares Beginning of Year   22,362       25,525       28,432
       Conversion into Common                 (2,052)      (3,163)      (2,907)
       Outstanding Shares End of Year         20,310       22,362       25,525

   $4.50 Dividend Cumulative Preferred
     - $100 par value.
     Authorized, 103,976                     103,976      103,976      103,976

   $4.30 Dividend Cumulative Preferred
     - no par value - $100 stated value.
     Authorized, 1,069,204                   836,585      836,585      836,585

   Common - $1 par value.  Authorized
     160,000,000
     Outstanding  Shares Beginning
     of Year                              52,509,728   52,170,270   25,969,246
     Conversion of $5.50 Preferred
     into Common                              18,468       28,467       13,080
     Exercise of Stock Options               669,903      310,991      128,179
     Transfer into Treasury from Treasury
       Shares Held as an Asset                  (677)          --           --
     Two-for-One Stock Spli                       --           --   26,059,765
     Outstanding Shares End of Year       53,197,422(b 52,509,728(b 52,170,270(b
       After deducting treasury shares:
         a)  5% Cumulative Preferred         178,012      178,012      178,012
         b)  Common                        3,627,419    4,296,645    4,607,6 36

   In  addition,  the  Company is authorized to  issue  500,000 shares  of  preferred  stock (no par  value)  and  2,500,000
   shares  of  preferred  stock ($1.00  par  value).   Included
   within   such  shares  are  570,000  shares  of   Series   A
   Participating  Preferred Stock ($1.00 par  value)  that  the
   Company  is authorized to issue in connection with preferred
   stock   purchase  rights  (see  Note  15).   None  of  these
   authorized preferred shares are issued or outstanding.

   At December 31, 1995, a total of 182,790 shares of common stock was reserved for conversion of $5.50 Preferred Stock.

14.ADDITIONAL CAPITAL

   Additional capital increased by $23.5 and $10.3 in 1995  and
   1994,  respectively.   The increase in both  years  resulted
   from  stock  issuances in connection with  various  employee stock plans.

15.PREFERRED STOCK PURCHASE RIGHTS

   In  1987, Beneficial Corporation issued one Preferred  Stock
   Purchase Right (Right) for each outstanding share of common stock of the Company. Under certain circumstances, each Right entitles the registered holder to purchase from the Company one two-hundredth of a share of the Company's Series
   A Participating Preferred Stock at a price of $87.50, subject to adjustment. Until the Rights become exercisable, expire or are redeemed, they will automatically trade with the common stock but will at no time have voting power.

   The Rights will be exercisable under circumstances generally involving certain acquisitions of, or tender offers for, the common stock, or if a 10% stockholder is declared an "Adverse Person" by the Board of Directors. If, at any time after the Rights become exercisable, but before they expire or are redeemed, the Company is acquired in a merger or other business combination or sells 50% or more of its assets or earning power, the holder of a Right will be entitled to buy, at the exercise price, a number of shares of Common Stock of the acquiring or surviving company having a market value of twice the exercise price of each Right.

   Generally, the Rights may be redeemed by the Company for $.025 per Right at any time prior to the expiration of the Rights on November 23, 1997.

16.EMPLOYEE RETIREMENT PLANS

   The  Company has a non-contributory defined benefit  pension plan covering substantially all employees of the Company and
   its   subsidiaries  in  the  United  States.   The  benefits
   provided  are based on the employee's age, years of service,
   and   average   compensation  during   the   highest   three
   consecutive years of earnings.  The Company has made  annual contributions  at  least equal to the  amounts  accrued  for retirement  expense.  Plan assets are invested primarily  in equity securities and corporate bonds.

   Employees   of   subsidiaries  outside  the  United   States
   generally receive retirement benefits from Company-sponsored plans  or  from statutory plans administered by governmental agencies in other countries.

   Net  pension expense for domestic operations was $6.8, $6.6,
   and  $7.3  for  1995, 1994 and 1993, respectively.   Pension
   expense  for the Company's subsidiaries outside  the  United
   States  was  $2.6, $1.7 and $2.2 for the same  periods.   In
   addition, the Company funds two 401(k) savings plans,  which
   collectively  cover  substantially  all  employees  of   the
   Company  and  its subsidiaries in the United  States,  under which  basic contributions are made annually up to  2.5%  of each  eligible employee's annual compensation up  to  $0.15.
   Related costs charged to income for the years ended December
   31,   1995,  1994  and  1993,  were  $4.6,  $4.8  and  $4.7,
   respectively.

   The domestic plan's funded status and amounts recognized in the Company's balance sheet are as follows:



   At December 31                             1995       1994
   Actuarial Present Value of Benefit
   Obligation:
      Vested Benefits                        $ 43.4      $33.6
      Non-Vested Benefits                      16.9       18.5
   Accumulated Benefit Obligation              60.3       52.1
   Effect of Future Salary Increases           42.5       35.7
   Projected Benefit Obligation               102.8       87.8
   Less Plan Assets at Fair Value              64.8       55.0
   Projected Benefit Obligation in Excess
   of Plan Assets                              38.0       32.8
   Less Unrecognized Net Loss                  18.1       10.7
   Accrued Pension Cost Included in Accounts
   Payable and Accrued Liabilities           $ 19.9      $22.1

   For  1995,  the projected benefit obligation was  determined using an assumed discount rate of 7.25% (compared with  8.5%
   in  1994), an assumed long-term rate of return on assets  of
   9.0%,  and  an assumed long-term rate of future compensation levels of 4.5%.

   The following table details the components of net pension expense for domestic operations:



                                           1995    1994   1993
   Service Cost - Benefits Earned
   During Period                          $ 4.4    $4.7   $3.8
   Interest Cost on Projected
   Benefit Obligation                       7.6     6.8    6.8
   Actual Return on Plan Assets           (12.3)     --   (7.3)
   Net Amortization and Deferral            7.1    (4.9)   4.0
   Net Periodic Pension Cost              $ 6.8    $6.6   $7.3

17.POSTRETIREMENT BENEFITS

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

   The cost to the Company of postretirement benefits consisted of the following components:



   At December 31                          1995   1994   1993
   Postretirement Benefit Cost:
     Service Cost - benefits attributable
     to service during the year            $1.5   $1.6   $1.2
     Interest Cost on Accumulated
     Benefit Obligation                     4.2    3.7    3.4
     Amortization of Deferred Gain         (0.8)  (0.7)  (0.8)
         Total                             $4.9   $4.6   $3.8

   The actuarial and recorded liabilities for these benefits were as follows:



   At December 31                             1995       1994
   Accumulated Postretirement
   Benefit Obligation:
      Retirees                                $39.9      $34.0
      Fully Eligible Active Plan Participants   8.9        8.8
      Other Active Plan Participants           11.7       10.0
         Total                                $60.5      $52.8

   For measurement purposes, an 11.0% pre-65 trend rate was used for 1995, decreasing from 13.5% in 1994, with an ultimate rate of 5.0% in 2012. In addition, a 10.0% post-64 trend rate was used for 1995, unchanged from 1994, with an ultimate rate of 5.0% in 2017. For dental costs, a trend rate of 6.5% was used for 1995, down from 9.0% in 1994, with an ultimate rate of 4.0% in 2000. The discount rate was 7.25% at December 31, 1995, and 8.5% at December 31, 1994.
   A one-percentage-point increase in the health care trend rate would have increased the accumulated postretirement benefit obligation by $4.6 at year-end 1995 and would have added $0.8 to the benefit cost for the year.

18.INCOME TAXES

   The   provision   for   income  taxes  for   income   before
   extraordinary items consisted of the following:



                                              1995    1994    1993
   Federal:
      Current:
         U.S.                                $124.1   $149.8  $135.0
         Foreign                               18.4     16.4    13.5
            Total                             142.5    166.2   148.5
      Deferred:
          U.S.                                (34.2)   (30.9)  (32.0)
          Foreign                              (0.8)      --      --
             Total                            (35.0)   (30.9)  (32.0)
   State and Local                             12.4     13.1    12.7
          Total Provision for Income Taxes   $119.9   $148.4  $129.2

   Temporary differences that gave rise to deferred tax assets and liabilities were as follows:



   At December 31                             1995       1994
   Deferred Tax Assets:
      Allowance for Credit Losses            $137.1     $112.2
      Retiree Benefit Plans                    30.4       33.6
      Accrued and Deferred Compensation        17.0       17.0
      Foreign Tax Credits*                     16.1       28.6
      All Other                                83.0       82.6
         Subtotal                             283.6      274.0
   Deferred Tax Liabilities:
      Real Estate Partnership Losses           25.6       24.3
      Deferred Acquisition Costs               26.4       23.6
      All Other                                20.0       31.9
         Subtotal                              72.0       79.8
   Valuation Allowance*                       (16.1)     (28.6)
         Net Deferred Taxes                  $195.5     $165.6

   *Foreign   Tax   Credits  are  fully  offset  by   valuation
   allowances  because  utilization  is  improbable.   The  tax
   credits expire over the next five years.

   A reconciliation of the differences between income taxes computed at the statutory U.S. income tax rate and the consolidated tax provisions is as follows:



                                           1995   1994    1993
   Statutory U.S. Tax Rate                 35.0%  35.0%   35.0%
   Increase (Decrease):
     Differential Due to Operations
     Outside U.S.                           4.0*   5.9*    1.3
     Tax Exempt Interest                    (.2)   (.2)    (.2)
     State and Local Income Taxes           3.0    2.6     2.5
     Other                                  2.5    2.2     2.4
       Effective Tax Rate                  44.3%  45.5%   41.0%

   *Includes 3.2% in 1995 and 4.1% in 1994 for credit losses on German banking subsidiary.

   U.S. income taxes were not provided at December 31, 1995, on
   $32.4  of  undistributed earnings of  foreign  subsidiaries, which  are  expected to be permanently invested  in  foreign countries,  and on $77.8 of undistributed earnings  of  life insurance subsidiaries accumulated as policyholders' surplus
   under  tax  laws  in  effect prior to  1984.   Should  these
   amounts  be distributed, the additional income taxes payable would be approximately $1.6 and $27.2, respectively.

19.OTHER EXPENSES



                                           1995    1994    1993
   Data Processing Costs                  $ 35.6  $ 31.7  $ 30.3
   Depreciation                             40.0    41.0    40.8
   Insurance Commissions                    21.7    20.7    16.8
   Losses on Real Estate Foreclosures       45.9    34.9    40.3
   Marketing                                58.2    47.1    40.8
   Occupancy                                75.8    72.5    69.5
   Origination Costs                        26.7    20.7    16.3
   Postage                                  26.6    20.4    17.9
   Premium Amortization                     25.3    21.9    23.6
   Printing                                 22.6    18.6    14.4
   Professional Services                    26.6    19.3    18.2
   Telecommunications                       30.6    26.7    26.5
   Travel                                   20.3    17.9    17.1
   Other                                    85.7    70.4    61.8
      Total                               $541.6  $463.8  $434.3

20.STOCK OPTIONS
   The Company has a non-qualified stock option plan (Plan), adopted in 1990, which provides for grants of options to officers, directors, and key employees of the Company and its participating subsidiaries. Under the Plan, the option price shall not be less than 100% of fair market value on the date the option is granted. Options generally become exercisable in cumulative annual increments of 25% each year, commencing one year after date of grant and expiring after ten years. The aggregate number of options for any calendar year may not exceed 1.75% of the total issued and outstanding common stock of the Company as measured on the first day of any such calendar year. If during any such calendar year the total number of authorized options is not granted, the remainder will be available for granting during any succeeding year during the term of the Plan. Shares of common stock to be issued upon exercise of options may be treasury shares reacquired by the Company or authorized and unissued common shares or a combination of both.

   The  following table summarizes the activity relating to the
   Plan:



   Shares Under Option                         Number    Price Per Share
   Options Outstanding December 31, 1993     3,047,232   $21.75 - $38.44
   Changes in 1994:
       Options Exercised                      (310,991)   21.75 -  37.91
       Options Canceled                        (41,025)   21.75 -  37.91
       Options Granted                         939,350    37.44 -  38.78
   Options Outstanding December 31, 1994     3,634,566    21.75 -  38.78
   Changes in 1995:
       Options Exercised                      (669,903)   21.75 -  37.91
       Options Canceled                       (132,425)   29.47 -  37.91
       Options Granted                         955,130    49.19 -  49.25
   Options Outstanding December 31, 1995     3,787,368   $21.75 - $49.25

   Options Exercisable December 31, 1995     1,585,674   $21.75 - $38.78

21.GEOGRAPHIC INFORMATION

   Data by geographic area for the years ended December 31 are shown in the following table:

                                                         Inter-
                                   United                Company
                                   States    Foreign   Eliminations   Total



   1995
   Revenue                        $2,018.5    $389.0    $  (9.3)     $2,398.2
   Income before Income Taxes        251.7      18.7         --         270.4
   Net Assets                      1,250.0     253.0         --       1,503.0



   1994
   Revenue                         1,821.3     326.2      (10.1)      2,137.4
   Income before Income Taxes        321.6       4.5         --         326.1
   Net Assets                      1,181.7     218.6         --       1,400.3



   1993
   Revenue                         1,674.7     294.2      (11.4)      1,957.5
   Income before Income Taxes        281.6      33.6         --         315.2


22.DIVIDENDS PAID



                                              1995    1994     1993
   Preferred Stock:
      5%                                    $  1.0   $  1.0  $  1.0
      $5.50 Convertible                         .1       .1      .1
      $4.50                                     .5       .5      .5
      $4.30                                    3.6      3.6     3.6
                                               5.2      5.2     5.2
   Common Stock                               94.5     84.0    74.0
         Total Dividends                     $99.7    $89.2   $79.2

23.DERIVATIVE FINANCIAL INSTRUMENTS

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

   The  Company sells at-the-money (spot) call options and buys out-of-the-money  (spot) put options  on  Canadian  dollars,
   British sterling and German marks.  The strike rate of  each call  option is set at the then-current exchange  rate,  and the  strike rate of each put option purchased is  set  at  a rate whereby the premium received on the related call option exactly  offsets  the  premium paid  for  such  put  option, resulting  in no out-of-the-pocket cost.  With the exception of  the  strike  rates, all terms of the call  and  put  are identical.  The notional amount of each option is an  amount that  will generally produce offsetting gains or losses  (on an  aftertax basis) to the gains or losses produced  by  the underlying  net  investment.  Further,  the  combination  of
   these   instruments  (a  so-called  "no  cost  collar")   is
   effectively  a  partial hedge, as hedging  gains  or  losses occur  only when the spot rates fluctuate outside the  range of  the  respective strike rates.  These option transactions generally have a maturity of three to six months.

   At  December  31, 1995 and 1994, the Company  had  purchased options  to  deliver British pounds, Canadian  dollars,  and
   German   marks   in  exchange  for  US$391.5   and   $380.5,
   respectively.  Concurrently, the Company had sold options to buy  British pounds, Canadian dollars, and German  marks  in
   exchange   for  US$393.3  and  $381.1  in  1995  and   1994,
   respectively.   Additionally, the Company  had  two  forward
   sales of German marks outstanding at year-end 1995 and 1994, obligating  the  Company to deliver DM107.0 and  DM140.0  in exchange for US$75.5 and US$90.2, respectively.

   The Company accrued pretax gains of $1.2 at December 31, 1995 and $6.2 in 1994, on open options. All hedge gains and losses, including the mark to spot on open options, are recognized in a separate component of equity.

   There  were  no  gains or losses recognized  in  net  income attributable to the above hedging programs during the  three years  ended  December 31, 1995.  Prospectively,  gains  and losses  in  excess of the amount needed to offset  gains  or
   losses  on  investments  in  foreign  subsidiaries  due   to
   currency fluctuations are not likely given the above hedging strategy.

   The  Company  utilizes interest-rate swaps to  allow  it  to match  fund its variable-rate receivables with variable-rate debt.  The agreements effectively changed interest rates  on certain  medium-term notes issued by the Company to variable commercial  paper  or LIBOR indices, with interest  received
   exactly offsetting interest paid on medium-term notes.   The
   risks  inherent  in  interest-rate swaps are  the  potential inability  of  a  counterparty to meet  the  terms  of  each
   contract.   The Company's agreements to exchange  fixed  and
   floating,   or   floating  versus  floating,   interest-rate
   payments are with major international financial institutions that  are expected to fully perform under the terms  of  the
   agreements,   thereby  mitigating  credit  risk   from   the
   transactions.

   The  amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements.  At December 31, 1995, accrued interest  payable related to these interest-rate swaps totaled $26.4, which is
   offset    by   $25.7   of   accrued   interest   receivable.
   Additionally  in 1995, foreign subsidiaries of  the  Company entered into forward rate agreements (FRA) as hedges against variable interest rate exposures.  As of December 31,  1995, the  subsidiaries had $27.0 of such FRAs whereby they locked
   in  a  weighted average fixed payable rate of 7.00%.   These
   agreements will all expire during the first quarter of 1996.
   The  impacts  of  the hedging activities  on  the  Company's
   weighted   average  borrowing  rates  and  on  the  reported
   interest  expense were as follows: .05% and  $5.4  in  1995;
   .05% and $4.7 in 1994; and .04% and $3.4 in 1993.

   The  following  table  summarizes  the  interest-rate  swaps outstanding at December 31, 1995:
                                          Weighted Average     Weighted
                                Notional   Interest Rates      Average
                                 Amount    Pay     Receive     Maturity*



   Pay fixed-rate - receive
   floating rate               $  777.3     7.33%    6.24%        1.9
   Pay floating-rate -
   receive fixed-rate             332.5     6.60     7.35         5.3
   Pay floating-rate -
   receive floating-rate        1,746.0     5.89     5.57         1.1
     Total                     $2,855.8     6.36     5.96         1.8

   *Remaining term in years.

24.CONCENTRATIONS OF CREDIT RISK

   Concentrations  of  credit  risk  with  respect  to  finance receivables  are limited because the Company's  subsidiaries primarily lend to consumers across many different geographic
   areas.   The highest percentage of owned receivables in  any
   geographic area is in California (16%), with no other  state or country having more than 7%.  About 80% of receivables in
   California  are real estate secured, compared with  50%  for the  overall  system.  Second mortgage loans  are  generally limited  to  75%  of  the appraised value  of  the  home  as
   determined  by  certified, independent appraisers.   In  the
   case  of  first  mortgages, the  lending  cap  is  80%.   In
   addition,  a  rigorous  discipline  of  credit  approval  is
   enforced   regarding  borrower  debt-to-income  ratios   and
   overall consumer credit quality.

   In   meeting   the   financing  needs  of   its   customers,
   subsidiaries  of  the  Company issue commitments  to  extend additional  credit to customers under revolving real  estate and sales finance contracts as long as there is no violation
   of   any  conditions  established  in  the  contract.    The
   commitments generally have fixed expiration dates  or  other termination clauses and generally require payment of a  fee.
   The  Company  uses the same credit procedures when  entering into  such  commitments as it does for  traditional  lending
   products.   At  December 31, 1995, committed  lines  totaled
   $12,741.2,  compared  with $10,597.6 at  year-end  1994,  of which  54%  at  the  end of 1995 was available  for  further loans.  A large majority of these commitments expire without being exercised.  As a result, total contractual commitments
   do   not  represent  future  credit  exposure  of  liquidity
   requirements.

25.LEASES

   The  consumer  finance system operates from  premises  under leases generally having an original term of five years  with a  renewal  option for a like term.  The Company leases  its headquarters in Wilmington, Delaware, under a lease expiring in 2005, with options to extend the lease totaling 25 years.
   Also,  a  subsidiary  leases an office complex  in  Peapack,
   N.J.,  with  a  primary term expiring in  2010  and  renewal options totaling 47 years.  Data processing equipment  lease terms  range  from  one  to  four years  and  are  generally
   renewable.     The   minimum   rental   commitments    under
   noncancelable operating leases at December 31, 1995, were as follows:



   1996                                                      $ 57.8
   1997                                                        52.0
   1998                                                        49.6
   1999                                                        44.3
   2000                                                        40.1
   2001-2005                                                  176.2
   2006-2018                                                  136.2
     Total                                                   $556.2


26.FAIR VALUE OF FINANCIAL INSTRUMENTS

   The  information provided below is required by SFAS No. 107,
   "Disclosures  About  Fair  Value of Financial  Instruments."
   These amounts represent estimates of fair value of financial instruments at a point in time.  Significant estimates using
   available   market  information  and  appropriate  valuation
   methodologies were used for the purposes of this disclosure.
   The  estimates are not necessarily indicative of the amounts the  Company could realize in a current market exchange, and the  use  of  different market assumptions or  methodologies could  have  a material effect on the estimated  fair  value amounts.


                                 1995                      1994
                           Carrying   Estimated     Carrying    Estimated
   At December 31            Value    Fair Value     Value      Fair Value



   Assets
   Cash and Equivalents      $   273   $   273      $   189     $   189
   Investment Securities       1,491     1,492        1,306       1,240
   Finance Receivables, Net   13,010    14,074       11,991      12,695

   Liabilities
   Short-Term Debt             4,024     4,024        3,474       3,474
   Deposits                      642       642          654         654
   Long-Term Debt              7,793     8,109        7,325       7,286
   Accounts Payable              490       490          439         439


                                                       December 31
                                                     1995       1994


   Net Unrealized Loss on Derivative
   Financial Instruments                             $22         $3

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

   Demand deposits are shown at their face values. For short-term and long-term debt, the fair values are estimated, using the interest rates currently offered for debt with similar terms and remaining maturities.
   The estimated fair value of accounts payable approximates their carrying value. The fair value of interest-rate swap agreements, forward exchange contracts and foreign-exchange options is the estimated amount the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates, foreign exchange rates, and the creditworthiness of the counterparties.

   The fair value estimates presented were based on
   information available  to  the Company at December 31,
   1995  and  1994. While  management  is  not aware of any
   significant  factors that  would  affect  the year-end
   1995 estimate  since  that date,   current  estimates  of
   fair  value could differ significantly from the amounts
   disclosed.

27.CONTINGENT LIABILITIES

   In July 1992, the Internal Revenue Service completed its examination of the Company's federal income tax returns for 1984 through 1987 and proposed certain adjustments that relate principally to activities of the Company's former subsidiary, American Centennial
   Insurance  Company  (ACIC), prior to its sale.  The
   Company sold its entire interest  in ACIC  in May 1987.
   The IRS has proposed, among other items, $142.0 in adjustments relating to 1986 and 1987 ACIC additions to loss reserves. In order to limit the further accrual of interest on the proposed adjustments, the Company paid
   $105.5 of tax and interest during the third quarter of 1992.

   The   Company's  management  and  independent  tax
   advisers believe  that certain of the IRS's proposed
   adjustments  are without merit and that in other instances the IRS's position is  unlikely  to be sustained in the
   amounts proposed.   The Company  is  in  the  process  of
   contesting  the  proposed adjustments within the
   administrative appeals process of the IRS  and  is
   prepared to litigate if necessary.   While  the conclusion
   of   this  matter  cannot  be  predicted   with certainty,
   management  does  not  anticipate  the  ultimate
   resolution  to  differ  materially  from  amounts
   accrued. Resolution is not expected to occur within one
   year.

           BENEFICIAL CORPORATION AND SUBSIDIARIES
        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (in millions, except per share amounts)



Quarter Ended                   3/31     6/30    9/30  12/31
1995
Gross Revenue                  $560.2  $594.2  $606.4 $637.4
Income before Income Taxes       35.1   106.4   101.9   27.0
Net Income                       20.7    62.8    60.1    6.9
Earnings per Common Share         .37    1.15    1.10    .10
Dividends per Common Share        .43     .43     .47    .47



1994
Gross Revenue                  $537.2  $511.1  $528.0 $561.1
Income before Income Taxes      105.0    96.9    87.1   37.1
Net Income                       60.9    56.2    51.4    9.2
Earnings per Common Share        1.13    1.05     .95    .15
Dividends per Common Share        .38     .38     .43    .43

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                          PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Executive Officers of the Registrant



       Name           Age     Position and Offices Held as of March 1, 1996

Finn M. W. Caspersen   54     Director (1975 to present), Chairman of the Board
                              of Directors, Chief Executive  Officer, and
                              Chairman of Executive Committee (1976 to present),
                              Member of Executive Committee (1975  to  present),
                              and Member of Finance Committee (1975 to present)
                              of the Company.

David J. Farris        60     Director  (1982 to present), Member of  Office
                              of the President (1984 to present), Chief
                              Operating Officer (1987 to present), Member of
                              Executive Committee (1983 to present), and
                              Member of Finance Committee (1988 to present)
                              of  the Company; President and Chief Executive
                              Officer (1982 to present) of Beneficial
                              Management Corporation, a subsidiary  of  the
                              Company.

James H. Gilliam, Jr.  50     Director (1984 to present), Executive  Vice
                              President (1989 to present), General Counsel
                              (1986 to present), Secretary (1987 to 1992),
                              and  Member  of Executive Committee (1987 to
                              present) of the  Company; Chairman (1987 to
                              present) of Beneficial National Bank, a
                              subsidiary of the Company.

Andrew C. Halvorsen    49     Director  (1984 to present), Member of Office
                              of the President, First Vice  President, and
                              Chief Financial Officer (1986 to present), and
                              Member of Executive  and Finance Committees
                              (1984 to present) of  the Company.

Ronald  E. Bombolis    47     Senior  Vice  President, Controller and  Chief
                              Accounting Officer (1992 to  present)  of the
                              Company; Vice President  and Controller (1985
                              to 1992) of Beneficial Management Corporation,
                              a subsidiary  of  the Company.

Samuel  F. McMillan    41     Senior  Vice President and Treasurer (1995 to
                              present); Assistant Vice President  (1988  to
                              1991)  of the Company;  Vice President  -
                              Capital Markets (1992 to 1995) of
                              Beneficial Management Corporation,
                              a subsidiary of the Company.

Scott A. Siebels       41     Vice  President and Secretary (1995 to  present)
                              and Associate Counsel (1990  to  present);
                              Assistant Vice President (1993 to 1995); and
                              Assistant Secretary (1991 to 1995) of the Company.

Robert G. Heinle       49     Vice President - Tax (1988 to present) of the
                              Company.

J.C. Heywood           49     Executive  Vice  President (1996), Senior Vice
                              President - Operating (1992 to 1995) of Beneficial
                              Management Corporation, a subsidiary of the
                              Company; Group President  North  Central Group
                              (1984 to  1992) of Beneficial Management
                              Corporation of America,  a  subsidiary  of
                              the Company.

Michael J. Mayer       52     Executive Vice President (1996) and head of
                              Marketing  and Business Development (1993 to
                              present); Senior Vice President (1993 to 1995)
                              of Beneficial Management Corporation,  a
                              subsidiary  of  the Company;  Vice President -
                              Consumer Credit Marketing (1986 to 1993)  of
                              Beneficial Management Corporation of America,
                              a subsidiary of the Company.

Michael A. Woodall     48     Executive  Vice President (1996) of Beneficial
                              Management Corporation, a subsidiary  of  the
                              Company; Group President - International
                              (1994  to present);  Chief Executive  Officer
                              and a Director (1991 to  present); Group
                              President - United  Kingdom (1991  to  1994) of
                              Beneficial Bank PLC,  a  subsidiary of the
                              Company; Managing  Director, Avco Trust  plc
                              (1988 - 1991).

      Officers named hold office until the next Annual
Meeting of the Directors, to be held May 23, 1996, or until their successors are otherwise elected as provided in the By-Laws.

       Information  required  under  this  Item   relating   to
disclosure  of  delinquent  filers  pursuant  to  Item  405
of Regulation  S-K  and to the directors of the  Company
will  be contained in the Company's Proxy Statement for the
1996  Annual Meeting  of  Stockholders,  which  is
incorporated  herein  by reference.

Item 11.  EXECUTIVE COMPENSATION.

      Information required under this Item will be contained in the Company's Proxy Statement for the 1996 Annual
Meeting of Stockholders, which is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required under this Item will be contained in the Company's Proxy Statement for the 1996 Annual
Meeting of Stockholders, which is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required under this Item will be contained in the Company's Proxy Statement for the 1996 Annual
Meeting of Stockholders, which is incorporated herein by reference.

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

     (1)  Financial Statements

       The   following   financial  statements  of
       Beneficial Corporation  and Subsidiaries and
       Independent  Auditors' Report are included in Item 8:

          Independent Auditors' Report.
          Balance Sheet at December 31, 1995 and 1994.
          Statement  of Income and Retained Earnings  for
            the three years ended December 31, 1995.
          Statement  of Cash Flows for the three  years
            ended December 31, 1995.
          Notes to Financial Statements.
          Selected Quarterly Financial Data (unaudited).

     (2)  Financial Statement Schedules

       Schedule  II  Valuation  and  Qualifying  Accounts and
       Reserves.

     (3)  Exhibits

       The  Exhibit Index on pages 51-53 of this Annual
       Report on Form 10-K lists the exhibits that are filed as part of this report.


The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

     (1) A report on Form 8-K, dated October 24, 1995, was filed with respect to the Company's earnings for the third quarter of 1995.

     (2)   A  report on Form 8-K, dated December 14, 1995,
           was filed with respect to the Company's announcement of
           its intent   to   retain   its   German   consumer
           banking subsidiary, BFK Bank AG (BFK).


                   BENEFICIAL CORPORATION
                 SUPPLEMENTAL FINANCIAL DATA

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

                                                    SCHEDULE II
       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         Years Ended December 31, 1995, 1994, and 1993
                         (in millions)
                                     Additions
      Column A         Column B          Column C         Column D     Column E
                                               Charged
                       Balance at   Charged   (Credited)                Balance
                       Beginning    Costs and  to Other                 at End
     Description        of Year     Expenses   Accounts    Deductions   of Year



YEAR ENDED
DECEMBER 31, 1995
 Reserves shown
 separately:
   Insurance policy
   and claim reserves:
    Policy reserves     $1,041.5     $   --    $188.1(A)   $152.7(C)   $1,210.6
                                                133.7(B)
    Claim reserves          43.2       80.4(D)     --        68.7(E)       54.9
      Total             $1,084.7     $ 80.4    $321.8      $221.4      $1,265.5
   Allowance for credit
   losses on finance
   receivables          $  331.6     $295.2    $  3.7      $224.4(F)   $  406.1



YEAR ENDED
DECEMBER 31, 1994
 Reserves shown
 separately:
   Insurance policy
   and claim reserves:
    Policy reserves     $  880.0     $   --    $172.2(A)   $143.7(C)   $1,041.5
                                                 133.0(B)
    Claim reserves          35.7       86.5(D)     --        79.0(E)       43.2
      Total             $  915.7     $ 86.5    $305.2      $222.7      $1,084.7
   Allowance for credit
   losses on finance
   receivables          $  279.0     $236.7    $  2.6      $186.7(F)   $  331.6



YEAR ENDED
DECEMBER 31, 1993
 Reserves shown
 separately:
   Insurance policy
   and claim reserves:
    Policy reserves     $  664.8    $   --     $161.0(A)   $116.5(C)   $  880.0
                                                170.7(B)
    Claim reserves          30.4      75.9(D)      --        70.6(E)       35.7
      Total             $  695.2    $ 75.9     $331.7      $187.1      $  915.7
   Allowance for credit
   losses on finance
   receivables          $  262.4    $171.8     $ (6.1)     $149.1(F)   $  279.0

NOTES
  (A) Net premiums written and reinsurance assumed.
  (B) Premiums collected on annuity contracts
  (C) Earned premiums.
  (D) Provision for insurance claims.
  (E) Claims paid.
  (F) Finance receivables charged off (after offsetting recoveries) during the period.


                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BENEFICIAL CORPORATION

Date:  March 18, 1996         By    /s/ Andrew C. Halvorsen
                                 Andrew C. Halvorsen, Member of the
                                     Office of the President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.



        Signature                    Title                      Date

                             Chairman of the Board
                             of Directors and Chief
                             Executive Officer and
                             Director (Principal
           X                 Executive Officer)             March 18, 1996
  (Finn M.W. Caspersen)
                             Member of the Office of
                             the President and Director
 /s/ Andrew C. Halvorsen     (Principal Financial Officer)  March 18, 1996
  (Andrew C. Halvorsen)
                             Senior Vice President and
                             and Controller (Principal
  /s/ Ronald E. Bombolis      Accounting Officer)           March 18, 1996
   (Ronald E. Bombolis)

            X                       Director                March 18, 1996
    (Charles W. Bower)

            X                       Director                March 18, 1996
   (Robert J. Callander)

            X                       Director                March 18, 1996
   (Robert C. Cannada)

            X                       Director                March 18, 1996
(Leonard S. Coleman, Jr.)

            X                       Director                March 18, 1996
    (David J. Farris)

            X                       Director                March 18, 1996
  (James H. Gilliam, Jr.)

            X                       Director                March 18, 1996
  (Roland A. Hernandez)

            X                       Director                March 18, 1996
   (J. Robert Hillier)

            X                       Director                March 18, 1996
     (Gerald L. Holm)

            X                       Director                March 18, 1996
     (Thomas H. Kean)

            X                       Director                March 18, 1996
     (Steven Muller)

            X                       Director                March 18, 1996
    (Susan Julia Ross)

            X                       Director                March 18, 1996
    (Robert A. Tucker)

            X                       Director                March 18, 1996
    (Susan M. Wachter)

            X                       Director                March 18, 1996
  (Charles H. Watts, II)

                                    Director                March   , 1996
    (K. Martin Worthy)

     X Andrew  C.  Halvorsen, pursuant to Powers of  Attorney
(executed by each of the directors listed above as signing) filed with the Securities and Exchange Commission, does hereby sign and execute this report on behalf of such directors.

                                     /s/ Andrew C. Halvorsen
                                       Andrew C. Halvorsen

March 18, 1996


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

  10 (a) Copy of form of agreement entered into between Beneficial Corporation and key officers of the Company and its subsidiaries is incorporated by reference to
       Exhibit 10(e) of the Annual Report on Form 10-K for the year ended December 31, 1981.

       (b)  Copy  of Agreement of Amendment dated November  15,
       1984 between Beneficial Corporation and key officers of the Company and its subsidiaries, relating to Agreement referred to in Exhibit 10(a) hereto, is incorporated by reference to Exhibit 10(d) of the Annual Report on Form
       10-K for the year ended December 31, 1984.

       (c) Copy of form of letter agreement dated February 4, 1993 between Beneficial Corporation and key officers of the Company and its subsidiaries amending the Agreement referred to in Exhibit 10(a) hereto, is incorporated by reference to Exhibit 10(c) of the Annual Report on Form
       10-K for the year ended December 31, 1994.

       (d)  Copy  of Lease, dated as of June 28, 1982,  between
       Hamilton  Associates Limited Partnership and  Beneficial
       Management  Corporation is incorporated by reference  to
       Exhibit 10(f) of the Annual Report on Form 10-K for the year ended December 31, 1982.

       (e)  Guaranty, dated as of June 28, 1982, of  Beneficial
       Corporation relating to Lease included as Exhibit 10(d) hereto is incorporated by reference to Exhibit 10(h) of the Annual Report on Form 10-K for the year ended
       December 31, 1982.

       (f)  Copies  of  Forms  of Severance  Agreements,  dated
       August  21, 1986, and Amendments thereto dated  November
       19, 1986, by and between Beneficial Corporation and its executive officers are incorporated by reference to
       Exhibit 10(r) of the Annual Report on 10-K for the year ended December 31, 1986.

       (g)  Copy of form of letter agreement dated February  4,
       1993   between   Beneficial  Corporation   and   certain
       executive  officers amending the Agreement  referred  to
       in  Exhibit  10(f) hereto, is incorporated by  reference
       to  Exhibit 10(g) of the Annual Report on Form 10-K  for
       the year ended December 31, 1994.

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

       (l)  Copy of Agreement among H&R Block, Inc., Beneficial
       Tax   Masters   Inc.,  Beneficial  National   Bank   and
       Beneficial  Franchise  Company  Inc.  dated  August  22,
       1991,  relating to the Refund Anticipation Loan  program
       (confidential  treatment was granted by  the  Securities
       and   Exchange  Commission  with  respect   to   certain
       portions  of the Agreement) is incorporated by reference
       to  Exhibit  10(l) of the Annual Report on  Form  10-K/A
       (Amendment No. 1) for the year ended December 31, 1994.

       (m)  Copy  of  letter agreement dated December  6,  1994
       amending  the  Agreement referred to  in  Exhibit  10(l)
       (confidential  treatment was granted by  the  Securities
       and   Exchange  Commission  with  respect   to   certain
       portions  of  the  letter agreement) is incorporated  by
       reference to Exhibit 10(m) of the Annual Report on  Form
       10-K for the year ended December 31, 1994.

       (n)  Copy  of  letter agreement dated January  12,  1996
       amending the letter agreement referred to in Exhibit  10

       (m)  Confidential  treatment has been  requested  with
       respect  to  certain portions of the  letter  agreement;
       such   portions  will  be  separately  filed  with   the
       Securities and Exchange Commission.

       (o)  Copy of Beneficial Corporation Key Employees  Stock
       Bonus Plan, as amended, is incorporated by reference  to
       Exhibit 10(o) of the Annual Report on Form 10-K for the year ended December 31, 1994.

       (p)  Copy  of  Beneficial Corporation 1990 Non-Qualified
       Stock Option Plan, as amended, is incorporated by reference to Exhibit 10(p) of the Annual Report on Form
       10-K for the year ended December 31, 1994.

       (q)  Copy of Beneficial Corporation Supplemental Pension
       Plan is incorporated by reference to Exhibit 10(n) of the Annual Report on Form 10-K for the year ended
       December 31, 1992.

       (r)  Copy    of   Beneficial   Corporation    Deferred
       Compensation  Plan  is  incorporated  by  reference   to
       Exhibit 10(r) of the Annual Report on Form 10-K for  the
       year ended December 31, 1994.

       (s)  Copy  of  letter  agreement  entered  into  by  the
       Company  and  MDE Associates, Inc. relating to  personal
       financial  counseling services to be made  available  to
       certain   key   officers  of   the   Company   and   its
       subsidiaries.

       (t)  Copy  of Credit Agreement dated as of November  15,
       1995 among Beneficial Corporation as a borrower and as a guarantor, the borrowers defined in Article I, the lenders defined in Article I, Bank of America National
       Trust  and Savings Association, Chemical Bank and  Union
       Bank of Switzerland as co-arrangers, and Credit Suisse as administrative agent for the lenders.

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

  99   Form 11-K for the year ended December 31, 1995.

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




                          EXHIBIT 10(n)

VIA FACSIMILE



January 12, 1996




Steven A. Christiansen
Corporate Counsel
H&R Block Tax Services, Inc.
4410 Main Street
Kansas City, MO 64111

Re:  Amendment of December 6, 1994 Amendment to August 1991
       Agreement with Block

Dear Steve:

This letter amends the December 6, 1994 Amendment to the August 1991 Agreement (December 1994 Amendment) between H&R
Block Tax Services, Inc. ("Block"), Beneficial National Bank
("BNB"), Beneficial Tax Masters Inc. ("Tax Masters") and
Beneficial Franchise Company, Inc. ("Beneficial Franchise") collectively "Beneficial".

As discussed, because of possible 1996 Tax Period IRS fraud control measures which could result in substantial withholding of EITC-based portions of a taxpayer's refund as occurred during the 1995 Tax Period and the [
] of IRS split deposit programming, Block and Beneficial agree to amend the December 1994 Amendment.

Accordingly, the December 1994 Amendment is hereby amended by deleting from the second sentence of paragraph number 3 the words "next sentence" and substituting in lieu thereof the words "remainder of this paragraph" and deleting in their entirety the third and fourth sentences in paragraph number 3 and inserting in lieu thereof the following:

     Block and Beneficial further agree that if BNB has not
     equalled or exceeded the approval percentages set forth
     below using the [                        ] Tax Period
     Credit Criteria and credit scoring models for the
     categories of the Tax Period 1995 RAL applicant
     population as defined below, then [                   ]
     this December 1994 Amendment and BNB shall then
     reimburse Block for the cost of retaining the consulting
     firm referenced in subsection (d).

     Using the Final Credit Criteria for Tax Period [
     ] set forth in Schedule II of the August 1991 Agreement as modified from time to time and the Tax Season [
     ] credit scoring models, the BNB RAL approval rates for the categories of Tax Period 1995 population of RAL applicants in Block company-owned and corporate satellite offices set forth below would at least have been as follows:


Steven A. Christiansen
January 12, 1996
Page 2


          (a)  [   ] of Prior BNB RAL Applicants would have
     been approved for Full RALs.  For purposes of this
     subsection (a), a "Full RAL" is a RAL for the entire
     amount of a Prior BNB RAL Applicant's (as defined below)
     federal income tax refund up to [      ] as calculated by
     Block which refund amount does not include [
     ]).  In addition, for purposes of this subsection (a),
     "Prior BNB RAL Applicant" shall mean an approved or denied
     1995 Tax Period RAL applicant through any Block company-owned and corporate satellite office, whose federal tax refund was
     at least [                    ] [                   ] and
     whose 1994 tax refund was released during Tax Period 1995
     by the IRS via Direct Deposit to his/her account at BNB
     and which deposit [
                              ].1


          (b)  [   ] of New RAL Applicants (defined as any Tax
     Period 1995 RAL applicants who were not Prior BNB RAL
     Applicants) who had at least a [    ] refund due [ ]
     would have been approved for a [    ] plus fees RAL2
     and of those who would have been approved up front for
     such [    ] plus fees RAL if BNB's tax return based
     prequalifying scorecard model had been used in such
     Block offices in Tax Period 1995, [   ] of those who
     then went forward with a RAL application to BNB would
     have been approved for a higher RAL up to a maximum
     amount of [    ] plus fees; and

          (c)  [   ] of New RAL Applicants who would not have
     been approved up front if BNB's tax return based
     prequalifying scorecard model had been used in such
     Block offices in Tax Period 1995 and who had at least a
     [    ] refund due [                    ] would have
     been approved for either a [    ] plus fees RAL or a
     higher RAL up to a maximum amount of [    ] plus fees
     after a second review by BNB.


     -------------------------------
     1In addition to the qualification criteria set forth in
     this sentence, the 1995 Tax Period population of RAL
     applicants through Block company-owned and corporate
     satellite offices was subject to and reduced by certain
     other exclusionary criteria which included [

     ].

     2For qualified applicants having a refund due of less
     than [    ] plus fees, the RAL amount (which includes
     amounts to pay all fees) will equal the actual amount of
     the refund due.


Steven A. Christiansen
January 12, 1996
Page 3


          (d)  For purposes of determining whether BNB
     equalled or exceeded the approval percentages set forth above using the credit criteria and credit scoring models of Tax Period [
                        ] for the categories of RAL
     applicants set forth above, Block may retain at its expense a qualified consulting firm of national reputation mutually acceptable to both Block and Beneficial to make such determination. Prior to receiving any information from BNB, such consulting firm shall enter into a Confidentiality Agreement with BNB to permanently preserve the confidentiality of information relating to the credit scoring models provided by BNB or its affiliates as to all other persons or entities including Block.

The undersigned parties have executed and delivered this amendment to the December 1994 Amendment as of the date indicated below.


Beneficial National Bank           Beneficial Tax Masters Inc.



By: /s/ Wheeler K. Neff            By: /s/ Elizabeth A. Dawson
    Wheeler K. Neff                Elizabeth A. Dawson
    Senior Vice President          Vice President


Beneficial Franchise Company Inc.  H&R Block Tax Services, Inc.



By: /s/ Elizabeth A. Dawson        By: /s/ Thomas L. Zimmerman
    Elizabeth A. Dawson                Thomas Zimmerman
    Vice President                     Acting Head of Tax
                                       Operations



                        EXHIBIT 10(s)

                   BENEFICIAL CORPORATION

                     LETTER OF AGREEMENT

                            WITH

                    MDE ASSOCIATES, INC.

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

SERVICES PROVIDED BY MDE ASSOCIATES

     1.For the members of the Executive Committee of Beneficial Corporation and for the members of the Senior Management Group, in the initial year of participation MDE Associates shall provide each Participant with the following personal financial counseling services:

       A. An introductory fact-finding meeting to assist each Participant to complete his/her Fact Finder check-list, to gather all additional necessary information and to establish each Participant's near-term and long-term goals, thereby encouraging each Participant to become more actively involved in the financial counseling process on an expedited basis.

       B. Preparation of a Complete Financial Management binder, the first half of which shall include comprehensive and individualized five-year tax, cash flow, company benefit and net worth projections and, where relevant, education funding and retirement projections. Each set of projections shall include a complete list of assumptions and recommendations.
          Included in these assumptions and recommendations shall be an analysis of each Participant's employee benefits and MDE Associates' recommendations as to ways in which his/her use of the Beneficial
          Corporation employee benefit programs available to the Participants could be maximized, within the context of existing plan rules and limitations.

       C. An individual working session wherein all of the exhibits set forth in paragraph 1.B above shall be thoroughly reviewed with each Participant.

       D. Preparation of the second half of the Complete
          Financial Management binder which shall include comprehensive and individualized estate planning, survivor income and other relevant projections. Each set of projections shall include a complete list of assumptions and comprehensive planning recommendations.

       E. A second individual meeting where all of the exhibits set forth in Paragraph 1.D above shall be thoroughly reviewed and discussed with each Participant.

       F. One additional follow-up meeting, for those Participants who are members of the Executive
          Committee only, wherein MDE Associates shall revise and update all exhibits set forth in Paragraphs 1.B
          & 1.D. above, review the same with the Participant and ensure that the Participant agrees with, and will begin to implement, the recommendations made therein.

       G. Continued proactive counseling, including reasonable telephone consultation, which may be reasonably required throughout the Participant's participation in the Personal Financial Counseling program.

     2.For those individuals who are U.S. Group Presidents, in the initial year of participation MDE Associates shall provide each Participant with the following personal financial counseling services:

       A. Attendance at a full day group seminar to be scheduled and arranged by the Company which shall cover all relevant Personal Financial Counseling disciplines.

       B. An introductory fact finder meeting as more fully described in paragraph 1.A above.

       C. Preparation of a Complete Financial Management binder including those exhibits more fully described in paragraphs 1.B and 1.D above.

       D. An individual working session as more fully described in paragraph 1.C above.

       E. Continuous proactive counseling as more fully described in paragraph 1.G above.

     3.After the initial year of participation in the Personal Financial Counseling Service, all
       Participants who are members of the Beneficial
       Corporation Executive Committee shall be provided with no fewer than three meetings per year; all Participants who are members of the Senior Management
       Group shall be provided with no fewer than two meetings per year; and all Participants who are U.S.
       Presidents shall be provided with no less than one meeting per year. New sets of tax, cash flow, net worth and other necessary and relevant exhibits, along with complete sets of assumptions and recommendations, shall be prepared for, and presented during, each meeting.

       A. To the extent more than one meeting is provided, the meeting(s) in the first half of the year would focus on near-term planning for the current year.
          The meeting(s) held during the second half of the year would focus on year-end and long-range planning issues. New sets of five year exhibits, which would focus on the attainment of long-term goals, will be prepared for, and presented during, the year-end meeting.

       B. Continued proactive counseling, including reasonable telephone consultation, which may be reasonably required throughout the Participant's participation in the Personal Financial Counseling
          Service.

FEES

     For those Participants who are members of the Beneficial Corporation Executive Committee and members of the Senior Management Group, the annual cost for the above described service shall be $3,000 per Participant. For those Participants who are U.S. Group Presidents the annual cost for the above-described services shall be $2,000 per Participant. The Company shall be notified in advance of any future fee adjustments.

     In addition to the above fees, MDE Associates shall be reimbursed for all reasonable and necessary expenses related to the services performed herein.

     Invoices issued by MDE Associates pursuant to the terms of this Agreement shall be directed to:

                         Marilyn A. Maher
                         Vice President - Corporate Benefits
                         Beneficial Management Corporation
                         200 Beneficial Center
                         Peapack, New Jersey 07977


OBLIGATIONS OF THE COMPANY

    The Company agrees to provide MDE Associates with all general written material on the Company's compensation and benefits plans, as well as periodic information on changes in these plans. Furthermore, the Company shall provide detailed written information on each Participant's salary, stock options, projected pension benefit, savings plan balances and interest in any other company plans, including revised data, from time to time, of each Participant who has consented to such disclosure, when requested by MDE
Associates.

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

                         Very truly yours,

                         BENEFICIAL CORPORATION


Date:   10/9/95            /s/ Scott A. Siebels
                         Scott A. Siebels, Vice President
                         and Secretary


ACCEPTED BY:             MDE ASSOCIATES, INC.


Date:   10/11/95          /s/ Mitchell D. Eichen
                         Mitchell D. Eichen, Principal




                                 EXHIBIT 10(t)


                                                         CONFORMED COPY


                              CREDIT AGREEMENT


                        Dated as of November 15, 1995


                                   among


                        THE BORROWERS NAMED HEREIN,


                          BENEFICIAL CORPORATION,
                              as the Guarantor



                         THE LENDERS NAMED HEREIN,


                         BANK OF AMERICA NATIONAL
                      TRUST AND SAVINGS ASSOCIATION,
                              CHEMICAL BANK
                                   and
                        UNION BANK OF SWITZERLAND,
                             as Co-Arrangers

                                   and

                              CREDIT SUISSE,
                   as Administrative Agent and Arranger



                            TABLE OF CONTENTS
                                                      Page

                         ARTICLE I

                        Definitions

SECTION 1.01.    Defined Terms                          2
SECTION 1.02.    Terms Generally                        20


                        ARTICLE II

                        The Credits

SECTION 2.01.    Commitments                            20
SECTION 2.02.    Loans                                  21
SECTION 2.03.    Competitive Bid Procedure; Short-      24
                 Term Loans
SECTION 2.04.    Borrowing Procedure                    27
SECTION 2.05.    Evidence of Debt; Repayment of         28
                 Loans
SECTION 2.06.    Fees                                   29
SECTION 2.07.    Interest on Loans                      31
SECTION 2.08.    Default Interest                       32
SECTION 2.09.    Alternate Rate of Interest             32
SECTION 2.10.    Termination, Reduction and             33
                 Extension of Commitments
SECTION 2.11.    Conversion and Continuation of         34
                 Borrowings
SECTION 2.12.    Prepayment                             36
SECTION 2.13.    Reserve Requirements; Change in        37
                 Circumstances
SECTION 2.14.    Change in Legality                     40
SECTION 2.15.    Indemnity                              41
SECTION 2.16.    Pro Rata Treatment                     42
SECTION 2.17.    Sharing of Setoffs                     42
SECTION 2.18.    Payments                               43
SECTION 2.19.    Taxes                                  44
SECTION 2.20.    Assignment of Commitments Under        47
                 Certain Circumstances; Duty to
                 Mitigate
SECTION 2.21.    Letters of Credit                      48
SECTION 2.22.    Increase of Commitments                54

                        ARTICLE III

              Representations and Warranties

SECTION 3.01.    Organization; Powers                   56
SECTION 3.02.    Authorization                          56
SECTION 3.03.    Enforceability                         56
SECTION 3.04.    Governmental Approvals                 57
SECTION 3.05.    Financial Statements                   57
SECTION 3.06.    No Material Adverse Change             57
SECTION 3.07.    Litigation; Compliance with Laws       57
SECTION 3.08.    Agreements                             58
SECTION 3.09.    Federal Reserve Regulations            58
SECTION 3.10.    Investment Company Act; Public         59
                 Utility Holding Company Act
SECTION 3.11.    Use of Proceeds                        59
SECTION 3.12.    Tax Returns                            59
SECTION 3.13.    No Material Misstatements              59
SECTION 3.14.    Employee Benefit Plans                 59
SECTION 3.15.    Environmental and Safety Matters       60

                        ARTICLE IV

                   Conditions of Lending

SECTION 4.01.    All Funding Events                     60
SECTION 4.02.    Closing Date                           61
SECTION 4.03.    First Funding Event in Respect of      63
                 Each Additional Subsidiary


                         ARTICLE V

                   Affirmative Covenants


SECTION 5.01.    Existence; Businesses and              65
                 Properties
SECTION 5.02.    Obligations and Taxes                  66
SECTION 5.03.    Financial Statements, Reports, etc.    66
SECTION 5.04.    Litigation and Other Notices           68
SECTION 5.05.    Employee Benefits                      68
SECTION 5.06.    Maintaining Records; Access to         69
                 Properties and Inspections
SECTION 5.07.    Use of Proceeds                        69
SECTION 5.08.    Status of Obligations                  69
SECTION 5.09.    Business of Loan Parties and           69
                 Subsidiaries

                        ARTICLE VI

                    Negative Covenants

SECTION 6.01.    Liens                                  70
SECTION 6.02.    Sale and Lease-Back Transactions       73
SECTION 6.03.    Mergers, Consolidations, Sales of      74
                 Assets and Acquisitions
SECTION 6.04.    Consolidated Net Worth                 75

                        ARTICLE VII

Events of Default                                       75

                       ARTICLE VIII

The Administrative                                      79
Agent

                        ARTICLE IX

                       Miscellaneous

SECTION 9.01.    Notices                                82
SECTION 9.02.    Survival of Agreement                  83
SECTION 9.03.    Binding Effect                         83
SECTION 9.04.    Successors and Assigns                 83
SECTION 9.05.    Expenses; Indemnity                    88
SECTION 9.06.    Right of Setoff                        89
SECTION 9.07.    Applicable Law                         89
SECTION 9.08.    Waivers; Amendment                     89
SECTION 9.09.    Interest Rate Limitation               91
SECTION 9.10.    Entire Agreement                       91
SECTION 9.11.    Waiver of Jury Trial                   91
SECTION 9.12.    Severability                           92
SECTION 9.13.    Counterparts                           92
SECTION 9.14.    Headings                               92
SECTION 9.15.    Jurisdiction; Consent to Service       92
                 of Process
SECTION 9.16.    Confidentiality                        93
SECTION 9.17.    Termination of the Existing Credit     94
                 Agreements
Schedule 1.01    Eligible Subsidiaries
Schedule 2.01    Lenders
Schedule 2.03    Short-Term Lenders
Schedule 3.07    Litigation
Schedule 4.02    Existing Credit Agreements


Exhibit A        Form of Beneficial Corporation
                 Administrative Details Form
Exhibit B        Form of Assignment and Acceptance
Exhibit C        Form of Borrowing Request
Exhibit D-1      Form of Competitive Bid Request
Exhibit D-2      Form of Competitive Bid
Exhibit D-3      Form of Competitive Bid Accept/
                 Reject Letter
Exhibit D-4      Form of Conversion/Continuation
                 Notice
Exhibit E        Guarantee Agreement
Exhibit F        Form of Opinion of Counsel
Exhibit G        Form of Issuing Bank Agreement
Exhibit H        Form of Additional Subsidiary
                 Agreement




                        CREDIT AGREEMENT dated as of
               November 15, 1995, among BENEFICIAL
               CORPORATION, a Delaware corporation
               ("Beneficial"), as a borrower and as a
               guarantor (in such capacity, the "Guarantor"), the Borrowers (as defined in Article I), the Lenders (as defined in Article I), BANK OF
               AMERICA NATIONAL TRUST AND SAVINGS
               ASSOCIATION, CHEMICAL BANK and UNION BANK OF
               SWITZERLAND, as co-arrangers (each, in such capacity, a "Co-Arranger"), and CREDIT SUISSE, as administrative agent (in such capacity, the "Administrative Agent") for the Lenders.


          The Borrowers have requested the Lenders to extend credit in the form of Revolving Loans (such term and each other capitalized term used but not defined herein having the meaning given it in Article I) at any time and from time to time prior to the Maturity Date, in an aggregate principal amount at any time outstanding not in excess of $3,000,000,000, as such amount may be reduced from time to time pursuant to Section 2.10 or 2.20 or increased from time to time pursuant to Section 2.22. The Borrowers have also requested the Lenders to provide a procedure pursuant to which each Borrower may invite the Lenders to bid on an uncommitted basis on borrowings by such Borrower pursuant to
Section 2.03. The Borrowers have requested the Issuing Banks to issue letters of credit, in an aggregate face amount at any time outstanding not in excess of $50,000,000, to support payment obligations incurred in the ordinary course of business by the Borrowers. The proceeds of the Revolving
Loans, the Competitive Loans, the Short-Term Loans and the
Letters of Credit are to be used solely for general corporate purposes of Beneficial, the Eligible Subsidiaries and, subject to the provisions of Section 4.03, the Additional
Subsidiaries, and to provide liquidity for any of Beneficial's commercial paper programs.

          The Lenders are willing to extend such credit to the Borrowers and the Issuing Banks are willing to issue letters of credit for the account of the Borrowers on the terms and subject to the conditions set forth herein.
Accordingly, the parties hereto agree as follows:

ARTICLE I.  DEFINITIONS

          Section 1.01.  Defined Terms.  As used in this
Agreement, the following terms shall have the meanings specified below:

          "ABR Borrowing" shall mean a Borrowing comprised of ABR Loans.

          "ABR Loan" shall mean any Loan bearing interest at a rate determined by reference to the Alternate Base Rate in accordance with the provisions of Article II.

          "Additional Subsidiaries" shall mean the Domestic
Subsidiaries of Beneficial added by Beneficial to Schedule
1.01 after the date hereof that are Consolidated
Subsidiaries. Beneficial shall promptly deliver to the Administrative Agent any amendments to such Schedule 1.01.

          "Additional Subsidiary Agreement" shall mean an agreement executed and delivered by an Additional Subsidiary pursuant to Section 4.03 in the form of Exhibit H.

          "Adjusted CD Rate" shall mean, with respect to any CD Borrowing for any Interest Period, an interest rate per annum equal to the sum of:

          (a) the rate per annum obtained by dividing (i) the rate of interest determined by the Administrative Agent to be the average (rounded upward to the nearest whole multiple of 1/100 of 1% per annum, if such average is not such a multiple) of the bid rates per annum, at 9:00 a.m., New York City time, (or as soon thereafter as practicable) on the first day of such Interest Period, of three certificate of deposit dealers of recognized standing selected by the Administrative Agent for the purchase at face value of negotiable dollar certificates of deposit of the Administrative Agent in an amount substantially equal to the Administrative Agent's CD
     Loan made as part of such Borrowing and with a maturity equal to such Interest Period, by (ii) a percentage equal to 100% minus the Adjusted CD Rate Reserve
     Percentage for such Interest Period, plus

          (b) the Assessment Rate for such Interest Period.
The term "Adjusted CD Rate Reserve Percentage" for the
Interest Period for each CD Borrowing shall mean the reserve percentage applicable on each day of such Interest Period under regulations issued from time to time by the Board (or any successor) for determining the maximum reserve requirement (including, but not limited to, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with deposits exceeding one billion dollars with respect to liabilities consisting of or including (among other liabilities) dollar non-personal time deposits in the United
States with a maturity equal to such Interest Period. The term "Assessment Rate" for the Interest Period for each CD
Borrowing shall mean the lowest then-current annual assessment rate, as determined by the Administrative Agent on the first day of such Interest Period, that can be employed by an insured domestic bank in determining amounts payable to the Federal Deposit Insurance Corporation (or any successor) for insuring time deposits made in dollars at such bank's offices in the United States. The Adjusted CD Rate for the
Interest Period for each CD Borrowing shall be determined by the Administrative Agent on the first day of such Interest
Period, subject, however, to the provisions of Section
2.09(b). Upon calculation of the Adjusted CD Rate for any Interest Period in accordance herewith, the Administrative
Agent shall communicate such rate to Beneficial and to each Lender.

          "Administrative Agent" shall have the meaning assigned to such term in the preamble.

          "Administrative Agent Fees" shall have the meaning assigned to such term in Section 2.06(b).

          "Administrative Questionnaire" shall mean an
Administrative Details Form in the form of Exhibit A.

          "Affiliate" shall mean, when used with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

          "Agreement" shall mean this Credit Agreement, as amended, supplemented or otherwise modified from time to time.

          "Aggregate Revolving Credit Exposure" shall mean the aggregate amount of the Lenders' Revolving Credit
Exposures.

          "Alternate Base Rate" shall mean, for any day, a rate per annum equal to the greater of (a) the Base Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Federal Funds Effective Rate for any reason, including the inability of the Administrative
Agent to obtain sufficient quotations in accordance with the terms hereof, the Alternate Base Rate shall be determined without regard to clause (b) of the first sentence of this definition, until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Base Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Base Rate or the Federal
Funds Effective Rate, respectively. The term "Base Rate" shall mean, for any day, a fluctuating rate of interest per annum equal to that rate of interest from time to time announced by the Administrative Agent at its principal office in New York as its base rate.

          "Applicable Percentage" shall mean, for any day, with respect to any Eurodollar Loan (other than any Eurodollar Competitive Loan) or CD Loan, or with respect to the Facility Fees or the Utilization Fees, as the case may be, the applicable percentage set forth below under the caption "Eurodollar Spread", "CD Spread", "Facility Fee
Percentage" or "Utilization Fee Percentage", as the case may be, based upon the ratings by S&P and Moody's, respectively, applicable on such date to the Index Debt:


                                             Facility   Utilization
                        Eurodollar    CD        Fee        Fee
                         Spread     Spread   Percentage  Percentage



Category 1
     At least
     AA- from S&P or
     Aa3 from Moody's     .185%      .310%      .065%       .000%
Category 2
     A+ from S&P or
     A1 from Moody's      .200%      .325%      .080%       .000%
Category 3
     A or A- from S&P
     or A2 or A3 from
     Moody's              .210%      .335%      .090%       .050%
Category 4
     BBB+ or BBB from
     S&P or
     Baa1 or Baa2 from
     Moody's              .325%      .450%      .125%       .050%
Category 5
     BBB- or lower
     from S&P and
     Baa3 or lower
     from Moody's         .425%      .550%      .200%       .050%


          For purposes of the foregoing, (i) if either
Moody's or S&P shall not have in effect a rating for the Index Debt (other than by reason of the circumstances referred to in the last sentence of this definition), then such rating agency shall be deemed to have established a rating in Category 5; (ii) if the ratings established or deemed to have been established by Moody's and S&P for the Index Debt shall fall within different Categories, the Applicable Percentage shall be based on the higher of the two ratings; and (iii) if the ratings established or deemed to have been established by Moody's and S&P for the Index Debt shall be changed (other than as a result of a change in the rating system of Moody's or S&P), such change shall be effective as of the date on which it is first announced by the applicable rating agency. Each change in the Applicable
Percentage shall apply during the period commencing on the effective date of such change and ending on the date immediately preceding the effective date of the next such change. If the rating system of Moody's or S&P shall change, or if either such rating agency shall cease to be in the business of rating corporate debt obligations, Beneficial and the Lenders shall negotiate in good faith to amend this definition to reflect such changed rating system or the non-availability of ratings from such rating agency and, pending the effectiveness of any such amendment, the Applicable
Percentage shall be determined by reference to the rating most recently in effect prior to such change or cessation.

          "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an assignee, and accepted by the Administrative Agent, in the form of Exhibit B or such other form as shall be approved by the Administrative Agent.

         "Board" shall mean the Board of Governors of the Federal Reserve System of the United States of America.

          "Borrowers" shall mean Beneficial, the Eligible
Subsidiaries and the Additional Subsidiaries.  Any Eligible
Subsidiary or Additional Subsidiary that ceases to be a Consolidated Subsidiary shall be excluded from this definition and shall no longer be able to borrow or request
Letters of Credit hereunder.

          "Borrowing" shall mean a group of Loans of a single
Type made by the Lenders (or, in the case of a Competitive
Borrowing or Short-Term Loans, by the Lender or Lenders whose Competitive Bids or bids for Short-Term Loans have been accepted pursuant to Section 2.03) on a single date and as to which a single Interest Period is in effect.

          "Borrowing Request" shall mean a request by a Borrower in accordance with the terms of Section 2.04 and substantially in the form of Exhibit C.

          "Business Day" shall mean any day other than a Saturday, Sunday or day on which banks in New York City are authorized or required by law to close; provided, however, that when used in connection with a Eurodollar Loan, the term
"Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

          "Capital Lease Obligations" of any Person shall mean the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

          "CD Borrowing" shall mean a Borrowing comprised of CD Loans.

          "CD Loan" shall mean any Loan bearing interest at a rate determined by reference to the Adjusted CD Rate in accordance with the provisions of Article II.

          A "Change in Control" shall be deemed to have occurred if:

          (a) any person or group (within the meaning of Rule
     13d-5 of the Securities Exchange Act of 1934 as in effect on the date hereof) shall acquire beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 as in effect on the date hereof) of shares representing more than 20% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of Beneficial or any corporation directly or indirectly Controlling
     Beneficial, unless a majority of the Continuing
     Directors approves the acquisition of such shares not later than 10 days after such acquisition. The term
     "Continuing Directors" shall mean the individuals who were directors of Beneficial for the three calendar months preceding the acquisition of beneficial ownership of the shares described in the next preceding sentence;

          (b) a majority of the seats (other than vacant seats) on the board of directors of Beneficial or any person directly or indirectly Controlling Beneficial shall at any time be occupied by persons who were neither (i) nominated by the board of directors of Beneficial, nor (ii) appointed by directors so nominated; or

          (c) any change in control (or similar event, however denominated) with respect to Beneficial, any person directly or indirectly controlling Beneficial or any Borrower shall occur under and as defined in any indenture or agreement in respect of Indebtedness to which Beneficial, any person directly or indirectly controlling Beneficial or any Borrower is a party.

         "Closing Date" shall mean the date of this Agreement.

          "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

          "Commitment" shall mean, with respect to each Lender, the commitment of such Lender to make Loans hereunder as set forth on Schedule 2.01, or in the Assignment and Acceptance pursuant to which such Lender assumed its Commitment, as applicable, as the same may be (a) reduced from time to time pursuant to Section 2.10 or pursuant to
Section 2.20, (b) increased from time to time pursuant to
Section 2.22 and (c) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to
Section 9.04.

          "Competitive Bid" shall mean an offer by a Lender to make a Competitive Loan pursuant to Section 2.03(b) in the form of Exhibit D-2.

          "Competitive Bid Accept/Reject Letter" shall mean a notification made by the applicable Borrower pursuant to
Section 2.03(d) in the form of Exhibit D-3.

          "Competitive Bid Rate" shall mean, as to any Competitive Bid, (i) in the case of a Eurodollar Competitive
Loan, the Margin, and (ii) in the case of a Fixed Rate Loan, the fixed rate of interest offered by the Lender making such Competitive Bid.

          "Competitive Bid Request" shall mean a request made by a Borrower pursuant to Section 2.03(a) in the form of Exhibit D-1.

          "Competitive Borrowing" shall mean a Borrowing consisting of a Competitive Loan or concurrent Competitive
Loans from the Lender or Lenders whose Competitive Bids for such Borrowing have been accepted by the applicable Borrower under the bidding procedure described in Section 2.03.

          "Competitive Loan" shall mean a Loan from a Lender to a Borrower pursuant to the bidding procedure described in
Section 2.03.  Each Competitive Loan shall be a Eurodollar
Competitive Loan or a Fixed Rate Loan.

          "Confidential Information Memorandum" shall mean the Confidential Information Memorandum of Beneficial dated
October 1995.

          "Consolidated Net Worth" shall mean at any time the Net Worth of Beneficial and the Consolidated Subsidiaries on such date, determined on a consolidated basis in accordance with GAAP.

          "Consolidated Subsidiary" shall mean any Subsidiary the accounts of which are properly included in Beneficial's consolidated financial statements in accordance with GAAP.

          "Control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise, and "Controlling" and "Controlled" shall have meanings correlative thereto.

          "Conversion/Continuation Notice" shall mean a notice made by the applicable Borrower pursuant to Section
2.11 in the form of Exhibit D-4.

          "Default" shall mean any event or condition which upon notice, lapse of time or both would constitute an Event of Default.

          "dollars" or "$" shall mean lawful money of the United States of America.

          "Domestic Subsidiaries" shall mean all Subsidiaries incorporated or organized under the laws of the United States of America, any State thereof or the District of Columbia.

          "Eligible Subsidiaries" shall mean the Domestic
Subsidiaries of Beneficial listed on Schedule 1.01 on the date hereof that are Consolidated Subsidiaries.

          "ERISA" shall mean the Employee Retirement Income
Security Act of 1974, as the same may be amended from time to time.

          "ERISA Affiliate" shall mean any trade or business
(whether or not incorporated) that, together with any Loan
Party, is treated as a single employer under Section 414(b) or (c) of the Code, or solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

          "ERISA Event" shall mean (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder, with respect to a Plan; (b) the adoption of any amendment to a Plan that would require the provision of security pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA; (c) the existence with respect to any Plan of an "accumulated funding deficiency"
(as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (d) the filing pursuant to
Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (e) the incurrence of any liability under Title IV of ERISA with respect to the termination of any Plan or the withdrawal or partial withdrawal of any Loan
Party or any of its ERISA Affiliates from any Plan or Multiemployer Plan; (f) the receipt by any Loan Party or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to the intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (g) the receipt by any Loan Party or any ERISA Affiliate of any notice concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA; (h) the occurrence of a "prohibited transaction" with respect to which any Loan Party or any of its Subsidiaries is a "disqualified person" (within the meaning of Section 4975 of the Code) or with respect to which any Loan Party or any such Subsidiary could otherwise be liable; and (i) any other event or condition with respect to a Plan or Multiemployer Plan that could reasonably be expected to result in liability of any Loan Party.

          "Eurodollar Borrowing" shall mean a Borrowing comprised of Eurodollar Loans.

          "Eurodollar Competitive Borrowing" shall mean a Borrowing comprised of Eurodollar Competitive Loans.

          "Eurodollar Competitive Loan" shall mean any Competitive Loan bearing interest at a rate determined by reference to LIBOR in accordance with the provisions of
Article II.

         "Eurodollar Loan" shall mean any Eurodollar
Revolving Loan or Eurodollar Competitive Loan.

          "Eurodollar Revolving Credit Borrowing" shall mean a Borrowing comprised of Eurodollar Revolving Loans.

          "Eurodollar Revolving Loan" shall mean any Revolving Loan bearing interest at a rate determined by reference to LIBOR in accordance with the provisions of
Article II.

          "Event of Default" shall have the meaning assigned to such term in Article VII.

          "Existing Credit Agreements" shall mean the existing bilateral credit agreements listed on Schedule 4.02.

          "Facility Fee" shall have the meaning assigned to such term in Section 2.06(a).

          "Federal Funds Effective Rate" shall mean, for any period, a fluctuating interest rate per annum equal for each day during such period to (i) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business
Day, for the preceding Business Day) by the Federal Reserve
Bank of New York, or (ii) if such rate is not so published for any day that is a Business Day, the average of the quotations at approximately 11:00 a.m., New York City time, for the day for such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

          "Fee Letter" shall mean the Fee Letter dated
October 4, 1995, between Beneficial and the Administrative
Agent.

          "Fees" shall mean the Facility Fees, the Administrative Agent Fees, the L/C Participation Fees, the
Issuing Bank Fees and the Utilization Fees.

          "Financial Officer" of any corporation shall mean the chief financial officer, principal accounting officer, Treasurer or Controller of such corporation.

          "Fixed Rate Borrowing" shall mean a Borrowing comprised of Fixed Rate Loans.

          "Fixed Rate Loan" shall mean (a) any Competitive
Loan bearing interest at a fixed percentage rate per annum
(expressed in the form of a decimal to no more than four decimal places) specified by the Lender making such Loan in its Competitive Bid, and (b) any Short-Term Loan.

          "Funding Event" shall have the meaning assigned to such term in Section 4.01.

          "GAAP" shall mean United States generally accepted accounting principles applied on a consistent basis.

          "Governmental Authority" shall mean any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

          "Guarantee" of or by any Person shall mean any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such Person, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness or (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness; provided, however, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

          "Guarantee Agreement" shall mean the Guarantee
Agreement, substantially in the form of Exhibit E, made by the Guarantor in favor of the Lenders.

          "Indebtedness" of any Person shall mean, without duplication, (a) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind,
(b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property or assets purchased by such Person, (e) all obligations of such Person issued or assumed as the deferred purchase price of property or services (excluding trade accounts payable and accrued obligations incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (g) all Guarantees by such Person of Indebtedness of others, (h) all Capital Lease Obligations of such Person and (i) all obligations of such Person as an account party in respect of letters of credit and bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any partnership in which such Person is a general partner.

          "Index Debt" shall mean the senior, unsecured, non credit enhanced, long-term indebtedness for borrowed money of Beneficial.

          "Interest Payment Date" shall mean, with respect to any Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months' duration or a CD Borrowing or Fixed Rate
Borrowing with an Interest Period of more than 90 days' duration, each day that would have been an Interest Payment
Date had successive Interest Periods of three months' duration or 90 days' duration, as the case may be, been applicable to such Borrowing, and, in addition, the date of any prepayment of such Borrowing or conversion of such Borrowing to a Borrowing of a different Type.

          "Interest Period" shall mean (a) as to any Eurodollar Revolving Credit Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months (or, if Interest Periods of such duration shall have been made available from each Lender, 9 or 12 months) thereafter, as the applicable Borrower may elect,
(b) as to any CD Borrowing, a period of 30, 60, 90 or 180 days' duration, as the applicable Borrower may elect, commencing on the date of such Borrowing, (c) as to any ABR
Borrowing, the period commencing on the date of such Borrowing and ending on the earliest of (i) the last Business Day of each succeeding March, June, September or December, (ii) the
Maturity Date and (iii) the date such Borrowing is converted to a Borrowing of a different Type in accordance with Section
2.11 or repaid or prepaid in accordance with Section 2.05 or 2.12, (d) as to any Fixed Rate Borrowing or Eurodollar Competitive
Borrowing, the period commencing on the date of such Borrowing and ending on the date specified in the Competitive Bids in which the offers to make the Fixed Rate Loans or the Eurodollar
Competitive Loans, as the case may be, comprising such Borrowing were extended, which shall not be earlier than seven days after the date of such Borrowing or later than 180 days in the case of any Fixed Rate Loans, or 6 months in the case of any Eurodollar Competitive Loans, after the date of such Borrowing and (e) as to any Short-Term Loan, the period commencing on the date of such Loan and ending on the date agreed upon by the applicable Borrower and Short-Term Lender, which shall not be earlier than one day after the date of such Loan or later than seven days after the date of such Loan; provided, however, that if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Borrowing only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day. Interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

          "Issuing Bank" shall mean any Lender that becomes an Issuing Bank pursuant to Section 2.21(i).

         "Issuing Bank Fees" shall have the meaning assigned to such term in Section 2.06(c).

          "L/C Commitment" shall mean the commitment of each Issuing Bank to issue Letters of Credit pursuant to Section
2.21.

          "L/C Disbursement" shall mean a payment or disbursement made by any Issuing Bank pursuant to a Letter of Credit.

          "L/C Exposure" shall mean at any time the sum of
(a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate principal amount of all L/C Disbursements that have not yet been reimbursed at such time. The L/C Exposure of any Lender at any time shall mean its Pro Rata Percentage of the aggregate
L/C Exposure at such time.

          "L/C Participation Fees" shall have the meaning assigned to such term in Section 2.06(c).

          "Lenders" shall mean (a) the financial institutions listed on Schedule 2.01 (other than any such financial institution that has ceased to be a party hereto pursuant to an Assignment and Acceptance) and (b) any financial institution that has become a party hereto pursuant to an Assignment and Acceptance.

          "Letter of Credit" shall mean any letter of credit issued pursuant to Section 2.21.

          "LIBOR" shall mean, for any Interest Period for each Eurodollar Loan comprising part of the same Borrowing, an interest rate per annum equal to the average (rounded upwards to the nearest whole multiple 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in dollars are offered to the principal office of each of the Reference Banks in London, England in the London interbank market at 11:00 a.m., London time, two Business days before the first day of such Interest
Period for a period equal to such Interest Period. LIBOR for any Interest Period for each Eurodollar Loan comprising part of the same Borrowing shall be determined by the Administrative Agent on the basis of applicable rates furnished to and received by the Administrative Agent from the Reference Banks two Business Days before the first day of such Interest Period. If any Reference Bank fails to provide its rate to the Administrative Agent, LIBOR shall be determined on the basis of the rate or rates of the other
Reference Bank or Banks, as the case may be. Upon calculation of LIBOR for any Interest Period in accordance herewith, the Administrative Agent shall communicate such rate to Beneficial.

          "Lien" shall mean, with respect to any asset, any mortgage, deed of trust, lien, pledge, encumbrance, charge or security interest in or on such asset.

          "Loan Documents" shall mean this Agreement, any promissory note issued pursuant to Section 2.05(e), any Additional Subsidiary Agreement signed by an Additional
Subsidiary pursuant to Section 4.03, the Letters of Credit, the Guarantee Agreement, the Fee Letter and all other documents or instruments furnished or required to be furnished pursuant hereto and thereto from time to time.

          "Loan Parties" shall mean the Borrowers and the Guarantor.

         "Loans" shall mean the Revolving Loans, the Competitive Loans and the Short-Term Loans.

          "Margin" shall mean, as to any Eurodollar Competi tive Loan, the margin (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from LIBOR in order to determine the interest rate applicable to such Loan, as specified in the Competitive Bid relating to such Loan.

          "Margin Stock" shall have the meaning assigned to such term in Regulation U.

         "Material Adverse Effect" shall mean (a) a materially adverse effect on the business, assets, operations, prospects or condition, financial or otherwise, of Beneficial and the Subsidiaries taken as a whole, (b) material impairment of the ability of any Loan Party to perform any of its obligations under any Loan Document to which it is or will be a party or (c) material impairment of the rights of or benefits available to the Lenders under any Loan Document.

          "Maturity Date" shall mean the fifth anniversary of the Closing Date, as such date may be extended in accordance with Section 2.10(d).

          "Moody's" shall mean Moody's Investors Service,
Inc.

          "Multiemployer Plan" shall mean a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

          "Net Worth" with respect to any Person shall mean all amounts which would be included under shareholder's equity on a balance sheet of such Person, determined in accordance with GAAP.

          "Obligations" shall mean all obligations defined as "Obligations" in the Guarantee Agreement.

          "PBGC" shall mean the Pension Benefit Guaranty
Corporation referred to and defined in ERISA.

          "Person" shall mean any natural person,
corporation, business trust, joint venture, association, limited liability company, limited liability partnership, company, partnership or government, or any agency or political subdivision thereof.

          "Plan" shall mean any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 307 of ERISA, and in respect of which any Loan
Party or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to
be) an "employer" as defined in Section 3(5) of ERISA.

          "Pro Rata Percentage" of any Lender at any time shall mean the percentage of the Total Commitment represented by such Lender's Commitment. In the event the Commitments shall have expired or been terminated, the Pro
Rata Percentages shall be determined on the basis of the Commitments most recently in effect, but giving effect to any subsequent assignments pursuant to Section 9.04.

          "Reference Banks" shall mean Credit Suisse,
Deutsche Bank AG and Morgan Guaranty Trust Company of New
York.

          "Register" shall have the meaning given such term in Section 9.04(d).

          "Regulation G" shall mean Regulation G of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

          "Regulation U" shall mean Regulation U of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

          "Regulation X" shall mean Regulation X of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.

          "Required Lenders" shall mean, at any time, Lenders having Commitments representing at least 66-2/3% of the sum of all Commitments at such time or, for purposes of acceleration pursuant to clause (ii) of the last paragraph of Article VII (or if the Commitments shall have been terminated in full and any Loans shall remain outstanding), Lenders having Loans, L/C Exposures and unused Commitments representing at least 66-2/3% of the sum of all loans outstanding, L/C Exposures and unused Commitments, after giving effect to the provision set forth in the penultimate sentence of Section 2.16.

          "Responsible Officer" of any corporation shall mean any executive officer or Financial Officer of such corporation and any other officer or similar official or agent thereof responsible for the administration of the obligations of such corporation in respect of this Agreement.

          "Revolving Credit Borrowing" shall mean a Borrowing comprised of Revolving Loans.

          "Revolving Credit Exposure" shall mean, with respect to any Lender at any time, the aggregate principal amount at such time of all outstanding Revolving Loans of such Lender, plus the aggregate amount at such time of such Lender's L/C Exposure.

          "Revolving Loans" shall mean the revolving loans made by the Lenders to the Borrowers pursuant to Section 2.01 or Section 2.02(f). Each Revolving Loan shall be a
Eurodollar Revolving Loan, a CD Loan or an ABR Loan.

          "Sale and Leaseback Transaction" shall mean any arrangement with any Person pursuant to which Beneficial or any Consolidated Subsidiary leases any property, real or personal, that has been or is to be sold or transferred by Beneficial or a Consolidated Subsidiary to such Person, other than (1) temporary leases for a term, including renewals at the option of the leasee, of not more than three years, (2) leases between Beneficial and a Consolidated Subsidiary or between Consolidated Subsidiaries, and (3) leases of property executed by the time of, or within 12 months after the latest of, the acquisition, the completion of construction or improvement, or the commencement of commercial operation of the property.

          "Selected Subsidiaries" shall mean Beneficial
National Bank USA, Beneficial Management Corporation of
America, Beneficial Mortgage Corporation, Beneficial Canada
Holdings Inc. and Beneficial Bank Public Limited Company.

         "Short-Term Lender" shall have the meaning assigned to such term in Section 2.03(h).

          "Short-Term Loans" shall have the meaning assigned to such term in Section 2.03(h).

          "Significant Subsidiary" shall mean any Subsidiary that would be a "Significant Subsidiary" within the meaning of Rule 1-02 of Regulation S-X promulgated by the Securities and Exchange Commission.

         "S&P" shall mean Standard & Poor's Ratings
Service, a division of McGraw-Hill, Inc.

          "subsidiary" shall mean, with respect to any Person
(herein referred to as the "parent"), any corporation, partnership, limited liability company, association or other business entity (a) of which securities or other ownership interests representing more than 50% of the ordinary voting power or more than 50% of the general partnership interests are, at the time any determination is being made, owned, controlled or held by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

          "Subsidiary" shall mean any subsidiary of Beneficial.

          "10% Subsidiaries" shall mean any Subsidiaries that, individually or in the aggregate, have Net Worth exceeding 10% of Consolidated Net Worth.

          "Total Commitment" shall mean, at any time, the aggregate amount of the Commitments, as in effect at such time.

          "Transactions" shall have the meaning assigned to such term in Section 3.02.

          "Type", when used in respect of any Loan or Borrowing, shall refer to the Rate by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined. For purposes hereof, the term
"Rate" shall include LIBOR, the Adjusted CD Rate and the Alternate Base Rate.

          "Utilization Fee" shall have the meaning assigned to such term in Section 2.06(d).

          "Value" shall mean, with respect to a Sale and Leaseback Transaction, an amount equal to the net present value of the lease payments with respect to the term of the lease remaining on the date as of which the amount is being determined, without regard to any renewal or extension options contained in the lease, discounted at the Alternate
Base Rate in effect on the effective date of such Sale and Leaseback Transaction.

          "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

          Section 1.02.  Terms Generally.  The definitions in
Section 1.01 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. Except as otherwise expressly provided herein, (a) any reference in this Agreement to any Loan
Document shall mean such document as amended, restated, supplemented or otherwise modified from time to time and (b) all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided, however, that for purposes of determining compliance with the covenants contained in Article VI, all accounting terms herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with GAAP as in effect on the date of this Agreement and applied on a basis consistent with the application used in the financial statements referred to in
Section 3.05.


ARTICLE II.  THE CREDITS

          Section 2.01.  Commitments.  Subject to the terms
and conditions and relying upon the representations and warranties herein set forth, each Lender agrees, severally and not jointly, to make Revolving Loans to any Borrower, at any time and from time to time on or after the date hereof, and until the earlier of the Maturity Date and the termination of the Commitment of such Lender in accordance with the terms hereof, in an aggregate principal amount at any time outstanding that will not result in (i) such Lender's Revolving Credit Exposure exceeding (ii) such
Lender's Commitment minus the amount by which the outstanding
Competitive Borrowings and Short-Term Loans shall be deemed to have utilized such Commitment in accordance with Section
2.16. Within the limits set forth in the preceding sentence and subject to the terms, conditions and limitations set forth herein, each Borrower may borrow, pay or prepay and reborrow Revolving Loans.

          Section 2.02.  Loans.  (a) Each Loan (other than
Competitive Loans and Short-Term Loans) shall be made as part of a Borrowing consisting of Loans made by the Lenders ratably in accordance with their respective Commitments;
provided, however, that the failure of any Lender to make any Loan shall not in itself relieve any other Lender of its obligation to lend hereunder (it being understood, however, that no Lender shall be responsible for the failure of any other Lender to make any Loan required to be made by such other Lender). Each Competitive Loan shall be made in accordance with the procedures set forth in paragraphs (a) through (g) of Section 2.03 and each Short-Term Loan shall be made in accordance with the procedures set forth in Section
2.03(h).  Except for Loans deemed made pursuant to Section
2.02(f), the Loans comprising any Borrowing shall be in an aggregate principal amount that is (i) with respect to any Borrowing, an integral multiple of $5,000,000 and not less than $20,000,000 or (ii) equal to the remaining available balance of the applicable Commitments.

         (b) Subject to Sections 2.09 and 2.14, each
Competitive Borrowing shall be comprised entirely of Eurodollar Competitive Loans or Fixed Rate Loans, and each other Borrowing (other than a Short-Term Loan) shall be comprised entirely of ABR Loans, CD Loans or Eurodollar Loans as the applicable Borrower may request pursuant to Section
2.03 or 2.04, as applicable. Each Lender may at its option make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan;
provided that any exercise of such option shall not affect the obligation of the applicable Borrower to repay such Loan in accordance with the terms of this Agreement. Borrowings of more than one Type may be outstanding at the same time;
provided, however, that no Borrower shall be entitled to request any Borrowing that, if made, would result, in the aggregate, in more than six Eurodollar and CD Borrowings being outstanding hereunder at any time. For purposes of the foregoing, Borrowings having different Interest Periods, regardless of whether they commence on the same date, shall be considered separate Borrowings.

          (c) Each Lender shall make each Loan (other than a Short-Term Loan) to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds to such account in New York City as the Administrative Agent may designate not later than (i) in the case of an ABR
Borrowing, 1:00 p.m., New York City time, and (ii) in the case of all other Borrowings, 11:00 a.m., New York City time, and the Administrative Agent shall by (i) in the case of an ABR Borrowing, 2:00 p.m., New York City time, and (ii) in the case of all other Borrowings, 12:00 (noon), New York City time, credit the amounts so received to an account in the name of the applicable Borrower and designated by such Borrower in the applicable Borrowing Request or Competitive
Bid Request or, if a Borrowing shall not occur on such date because any condition precedent herein specified shall not have been met, return the amounts so received to the respective Lenders.

          (d) Unless the Administrative Agent shall have received notice from a Lender prior to the date of any proposed Borrowing (other than in the case of an ABR
Borrowing, in which case the Administrative Agent shall have received notice from a Lender prior to 12:00 (noon), New York
City time, on the date of such proposed ABR Borrowing) that such Lender will not make available to the Administrative
Agent such Lender's portion of such Borrowing, the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the date of such Borrowing in accordance with paragraph (c) above and the Administrative Agent may, in reliance upon such assumption, make available to the applicable Borrower on such date a corresponding amount. If the Administrative Agent shall have so made funds available then, to the extent that such Lender shall not have made such portion available to the Administrative Agent, such Lender and the applicable Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to such Borrower until the date such amount is repaid to the Administrative Agent at (i) in the case of such Borrower, the interest rate applicable at the time to the Loans comprising such Borrowing and (ii) in the case of such Lender, the Federal Funds Effective Rate in effect on such repayment date. If such Lender shall repay to the Administrative Agent such corresponding amount, such amount shall constitute such Lender's Loan as part of such Borrowing for purposes of this Agreement.

          (e) Notwithstanding any other provision of this Agreement, no Borrower shall be entitled to request any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

          (f) If any Issuing Bank shall not have received from the applicable Borrower any payment required to be made by Section 2.21(e) in respect of an L/C Disbursement within the time specified in such Section, such Issuing Bank will promptly notify the Administrative Agent of such L/C
Disbursement and the Administrative Agent will promptly notify each Lender of such L/C Disbursement and its Pro Rata
Percentage thereof. Each Lender shall pay by wire transfer of immediately available funds to the Administrative Agent not later than 2:00 p.m., New York City time, on such date
(or, if such Lender shall have received such notice later than 12:00 (noon), New York City time, on any day, not later than 10:00 a.m., New York City time, on the immediately following Business Day), an amount equal to such Lender's Pro
Rata Percentage of such L/C Disbursement (it being understood that such amount shall be deemed to constitute an ABR Loan of such Lender and such payment shall be deemed to have reduced the L/C Exposure), and the Administrative Agent will promptly pay to such Issuing Bank amounts so received by it from the Lenders. The Administrative Agent will promptly pay to such Issuing Bank any amounts received by it from the applicable
Borrower pursuant to Section 2.21(e) prior to the time that any Lender makes any payment pursuant to this paragraph (f);
any such amounts received by the Administrative Agent thereafter will be promptly remitted by the Administrative Agent to the Lenders that shall have made such payments and to such Issuing
Bank, as their interests may appear. If any Lender shall not have paid its Pro Rata Percentage of such L/C Disbursement to the Administrative Agent as provided above, such Lender and the applicable Borrower severally agree to pay interest on such amount, for each day from and including the date such amount is required to be paid in accordance with this paragraph to but excluding the date such amount is paid, to the Administrative Agent at
(i) in the case of such Borrower, a rate per annum equal to the interest rate applicable to ABR Revolving Loans pursuant to Section 2.07, and (ii) in the case of such Lender, for the first such Business Day, the Federal Funds Effective Rate, and for each day thereafter, the Alternate Base Rate.

          Section 2.03.  Competitive Bid Procedure; Short-Term
Loans. (a) In order to request Competitive Bids, the applicable Borrower shall hand deliver or telecopy to the Administrative Agent a duly completed Competitive Bid Request
(i) in the case of a Eurodollar Competitive Borrowing , not later than 10:00 a.m., New York City time, four Business Days before the proposed date of such Borrowing and (ii) in the case of a Fixed Rate Borrowing, not later than 10:00 a.m., New York City time, one Business Day before the proposed date of such Borrowing. A Competitive Bid Request shall not be made within two Business Days after the date of any previous
Competitive Bid Request. No CD Loan or ABR Loan shall be requested in, or made pursuant to, a Competitive Bid Request.
A Competitive Bid Request that does not conform substantially to the format of Exhibit D-1 may be rejected by the Administrative Agent and the Administrative Agent shall promptly notify the applicable Borrower of such rejection by telephone. Each Competitive Bid Request shall refer to this Agreement and specify (i) whether the Borrowing being requested is to be a Eurodollar Borrowing or a Fixed Rate
Borrowing; (ii) the date of such Borrowing (which shall be a Business Day); (iii) the number and the location of the account to which funds are to be disbursed (which shall be an account that complies with the requirements of Section
2.02(c)); (iv) the aggregate principal amount of such Borrowing, which shall be a minimum of $20,000,000 and an integral multiple of $5,000,000; and (v) the Interest Period with respect thereto (which may not end after the Maturity
Date).  Promptly after its receipt of a Competitive Bid
Request that is not rejected, the Administrative Agent shall by telecopy invite the Lenders to bid to make Competitive
Loans pursuant to the Competitive Bid Request.

          (b)  Each Lender may make one or more Competitive
Bids to the appropriate Borrower responsive to a Competitive
Bid Request. Each Competitive Bid by a Lender must be received by the Administrative Agent by telecopy, (i) in the case of a Eurodollar Competitive Borrowing, not later than 9:30 a.m., New York City time, three Business Days before the proposed date of such Competitive Borrowing, and (ii) in the case of a Fixed Rate Borrowing, not later than 9:30 a.m., New
York City time, on the proposed date of such Competitive
Borrowing. Competitive Bids that do not conform substantially to the format of Exhibit D-2 may be rejected by the Administrative Agent after conferring with the applicable
Borrower, and the Administrative Agent shall notify the applicable Lender as promptly as practicable. Each
Competitive Bid shall refer to this Agreement and specify (x) the principal amount (which shall be a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000 and which may (A) equal the entire principal amount of the Competitive Borrowing requested by the appropriate Borrower and/or (B) exceed the Commitment of such Lender) of the Competitive Loan or Loans that the Lender is willing to make, (y) the Competitive Bid Rate or Rates at which the Lender is prepared to make such Loan or Loans and
(z) the Interest Period applicable to such Loan or Loans and the last day thereof. A Competitive Bid submitted by a Lender pursuant to this paragraph (b) shall be irrevocable.

          (c) The Administrative Agent shall promptly notify the appropriate Borrower by telecopy of the Competitive Bid
Rate and the principal amount of each Competitive Loan in respect of which a Competitive Bid shall have been made and the identity of the Lender that shall have made each bid.

          (d) The appropriate Borrower may in its sole and absolute discretion, subject only to the provisions of this paragraph (d), accept or reject any Competitive Bid. The appropriate Borrower shall notify the Administrative Agent by telephone, confirmed by telecopy in the form of a Competitive
Bid Accept/Reject Letter, whether and to what extent it has decided to accept or reject each Competitive Bid, (x) in the case of a Eurodollar Competitive Borrowing, not later than 10:30 a.m., New York City time, three Business days before the date of the proposed Competitive Borrowing, and (y) in the case of a Fixed Rate Borrowing, not later than 10:30 a.m., New York City time, on the proposed date of the Competitive Borrowing; provided, however, that (i) the failure of such Borrower to give such notice shall be deemed to be a rejection of each Competitive Bid, (ii) such Borrower shall not accept a Competitive Bid made at a particular
Competitive Bid Rate if such Borrower has decided to reject a Competitive Bid made at a lower Competitive Bid Rate, (iii) the aggregate amount of the Competitive Bids accepted by such Borrower shall not exceed the principal amount specified in the Competitive Bid Request, (iv) if such Borrower shall accept a Competitive Bid or Bids made at a particular
Competitive Bid Rate but the amount of such Competitive Bid or Bids would cause the total amount to be accepted by such Borrower to exceed the amount specified in the Competitive
Bid Request, then such Borrower shall accept a portion of such Competitive Bid or Bids in an amount equal to the amount specified in the Competitive Bid Request less the amount of all other Competitive Bids so accepted, which acceptance, in the case of multiple Competitive Bids at such Competitive Bid
Rate, shall be made pro rata in accordance with the amount of each such Bid, and (v) except pursuant to clause (iv) above, no Competitive Bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $5,000,000 and an integral multiple of $1,000,000;
provided further, however, that if a Competitive Loan must be in an amount less than $5,000,000 because of the provisions of clause (iv) above, such Competitive Loan must be for a minimum of $1,000,000 and any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple Competitive Bids at a particular
Competitive Bid Rate pursuant to clause (iv) the amounts shall be rounded to integral multiples of $1,000,000 in a manner determined by such Borrower. A notice given by the applicable Borrower pursuant to this paragraph (d) shall be irrevocable.

          (e) The Administrative Agent shall promptly notify each bidding Lender by telecopy whether or not its Competitive Bid has been accepted (and, if so, in what amount and at what Competitive Bid Rate), and each successful bidder will thereupon become bound, upon the terms and subject to the conditions hereof, to make the Competitive Loan in respect of which its Competitive Bid has been accepted.

          (f) If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such Competitive Bid directly to the applicable
Borrower at least one quarter of an hour earlier than the time by which the other Lenders are required to submit their Competitive Bids to the Administrative Agent pursuant to paragraph (b) above.

          (g) No Competitive Loan shall be made if the sum of the Aggregate Revolving Credit Exposure and the aggregate outstanding principal amount of the Competitive Loans and Short-Term Loans will exceed the Total Commitment.

          (h) Notwithstanding anything contained in this Agreement to the contrary, any Borrower may request any Lender that is listed on Schedule 2.03, which Schedule may be amended from time to time by Beneficial (each, a "ShortTerm
Lender"), to submit directly a bid for a short-term loan maturing in not more than seven days and bearing interest at a percentage rate specified by the such Short-Term Lender
(each such Loan being called a "Short-Term Loan"). The appropriate Borrower may accept or reject any bid for a Short-
Term Loan in its sole and absolute discretion. The aggregate principal amount of any Short-Term Loan shall be a minimum of $1,000,000 and an integral multiple thereof. The appropriate
Borrower and Short-Term Lenders shall notify the Administrative Agent as to the terms, including the principal amount and maturity, of any Short-Term Loan by no later than 3:00 p.m., New York City time, on the day the bid submitted with respect to such Loan is accepted. No Short-Term Loan shall be made if after giving effect thereto the sum of the Aggregate Revolving Credit Exposure and the aggregate outstanding principal amount of the Competitive Loans and Short-Term Loans would exceed the Total Commitment.

          Section 2.04.  Borrowing Procedure.  In order to
request a Borrowing (other than a Competitive Borrowing, a Short-Term Loan or a deemed Borrowing pursuant to Section
2.02(f), as to which this Section 2.04 shall not apply), the applicable Borrower shall hand deliver or telecopy to the Administrative Agent a duly completed Borrowing Request (a) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business days before a proposed Borrowing, (b) in the case of a CD Borrowing, not later than 10:00 a.m., New York City time, two Business days before a proposed Borrowing and (c) in the case of an ABR Borrowing, not later than 10:00 a.m., New York City time, on the date of a proposed Borrowing. Each Borrowing Request shall be irrevocable, shall be signed by or on behalf of the applicable Borrower and shall specify the following information: (i) whether the Borrowing then being requested is to be a Eurodollar Borrowing, a CD Borrowing or an ABR
Borrowing; (ii) the date of such Borrowing (which shall be a Business Day), (iii) the number and location of the account to which funds are to be disbursed (which shall be an account that complies with the requirements of Section
2.02(c)); (iv) the amount of such Borrowing; and (v) if such Borrowing is to be a Eurodollar Borrowing or CD Borrowing, the Interest Period with respect thereto; provided, however, that, notwithstanding any contrary specification in any Borrowing Request, each requested Borrowing shall comply with the requirements set forth in Section 2.02. If no election as to the Type of Borrowing is specified in any such notice, then the requested Borrowing shall be an ABR Borrowing. If no Interest Period with respect to any Eurodollar Borrowing or CD Borrowing is specified in any such notice, then the applicable Borrower shall be deemed to have selected an Interest Period of one month's duration, in the case of a Eurodollar Borrowing, or 30 days' duration in the case of a CD Borrowing. The Administrative Agent shall promptly advise the Lenders of any notice given pursuant to this Section 2.04
(and the contents thereof), and of each Lender's portion of the requested Borrowing.

          Section 2.05.  Evidence of Debt; Repayment of
Loans. (a) Each Borrower hereby unconditionally promises to pay to the Administrative Agent for the account of each Lender (i) the then unpaid principal amount of each Competitive Loan, on the last day of the Interest Period applicable to such Loan or, if earlier, on the Maturity Date and (ii) the then unpaid principal amount of each Revolving
Loan on the Maturity Date. Each Borrower hereby unconditionally promises to pay directly to the appropriate
Lender the then unpaid principal amount of each Short-Term
Loan, on the last day of the Interest Period applicable to such Loan or, if earlier, on the Maturity Date.

          (b) Each Lender shall maintain in accordance with its usual practice, either mechanically or electronically, an account or accounts evidencing the indebtedness of each Borrower to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid such Lender from time to time under this Agreement.

          (c) The Administrative Agent shall maintain accounts in which it will record (i) the amount of each Loan made hereunder, the Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder from each Borrower or the Guarantor and each Lender's share thereof.

          (d) The entries made in the accounts maintained pursuant to paragraphs (b) and (c) above shall be prima facie evidence of the existence and amounts of the obligations therein recorded; provided, however, that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligations of the Borrowers to repay the Loans in accordance with their terms; provided further, however, that in case of any differences between the entries made in the accounts maintained pursuant to paragraphs (b) and (c) above, the appropriate Lender and the Administrative Agent shall cooperate in good faith to reconcile such differences.

          (e) Notwithstanding any other provision of this Agreement, in the event any Lender shall request and receive a promissory note payable to such Lender and its registered assigns, the interests represented by such note shall at all times (including after any assignment of all or part of such interests pursuant to Section 9.04) be represented by one or more promissory notes payable to the payee named therein or its registered assigns.

          Section 2.06.  Fees.  (a) Beneficial and the other
Borrowers agree, jointly and severally, to pay to each Lender, through the Administrative Agent, on the last
Business Day of March, June, September and December in each year, and on the date on which the Commitment of such Lender shall expire or be terminated as provided herein (other than upon an assignment pursuant to Section 9.04, in which case payment shall be made on the next day that is the last
Business Day of March, June, September or December), a facility fee (a "Facility Fee") equal to the Applicable
Percentage per annum in effect from time to time on the average daily amount of the Commitment of such Lender
(whether used or unused) during the preceding quarter (or shorter period commencing with the date hereof or ending with the Maturity Date or the date on which the Commitment of such Lender shall expire or be terminated). All Facility Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days. The Facility Fee due to each Lender shall commence to accrue on the date of this Agreement and shall cease to accrue on the date on which the Commitment of such Lender shall expire or be terminated as provided herein.

          (b) Beneficial and the other Borrowers agree, jointly and severally, to pay to the Administrative Agent, for its own account, the fees set forth in the Fee Letter at the times and in the amounts specified therein (the
"Administrative Agent Fees").

          (c) Beneficial and the other Borrowers agree, jointly and severally, to pay (i) to each Lender, through the Administrative Agent, on the last Business Day of March,
June, September and December of each year and on the date on which the Commitment of such Lender shall be terminated as provided herein, a fee (an "L/C Participation Fee") calculated on such Lender's Pro Rata Percentage of the average daily aggregate L/C Exposure (excluding the portion thereof attributable to unreimbursed L/C Disbursements) during the preceding quarter (or shorter period commencing with the date hereof or ending with the Maturity Date or the date on which all Letters of Credit have been canceled or have expired and the Commitments of all Lenders shall have been terminated) at a rate equal to the Applicable Percentage from time to time used to determine the interest rate on Revolving Credit Borrowings comprised of Eurodollar Loans pursuant to Section 2.07, and (ii) to each Issuing Bank with respect to each Letter of Credit the fees agreed upon from time to time by Beneficial and such Issuing Bank (the
"Issuing Bank Fees").  All L/C Participation Fees and Issuing
Bank Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days.

          (d)  In the event that during any calendar quarter
(or other shorter period commencing with the date hereof or ending with the Maturity Date or the date on which the Commitment of a Lender shall expire or be terminated) the average daily principal amount of Loans outstanding equals or exceeds 50% of the average daily Total Commitment, Beneficial and the other Borrowers agree, jointly and severally, to pay each Lender, through the Administrative
Agent, on the last Business Day of such calendar quarter or shorter period, a utilization fee (a "Utilization Fee") equal to the Applicable Percentage per annum in effect from time to time on the average daily amount of the Loans outstanding during such calendar quarter or shorter period. All
Utilization Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days.

          All Fees shall be paid on the due dates therefor as provided herein, in immediately available funds, to the Administrative Agent for distribution, if and as appropriate, among the Lenders, except that the Issuing Bank Fees shall be paid directly to the Issuing Bank entitled thereto. Once paid, none of the Fees shall be refundable under any circumstances.

          Section 2.07.  Interest on Loans.  (a) Subject to
the provisions of Section 2.08, the Loans comprising each ABR
Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be) at a rate per annum equal to the Alternate Base Rate.

          (b) Subject to the provisions of Section 2.08, the Loans comprising each CD Borrowing shall bear interest
(computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to the Adjusted CD Rate for the Interest Period in effect for such Borrowing, plus the Applicable Percentage in effect from time to time.

          (c) Subject to the provisions of Section 2.08, the Loans comprising each Eurodollar Borrowing shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to
(i) in the case of each Revolving Loan, LIBOR for the Interest Period in effect for such Borrowing plus the Applicable Percentage in effect from time to time, and (ii) in the case of each Competitive Loan, LIBOR for the Interest
Period in effect for such Borrowing plus the Margin offered by the Lender making such Loan and accepted by the applicable
Borrower pursuant to Section 2.03.

          (d) Subject to the provisions of Section 2.08, each Fixed Rate Loan and Short-Term Loan shall bear interest
(computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to the fixed rate of interest offered by the Lender making such Loan and accepted by the applicable Borrower pursuant to Section
2.03.

          (e) Interest on each Loan shall be payable on the Interest Payment Dates applicable to such Loan except as otherwise provided in this Agreement. The applicable
Alternate Base Rate, Adjusted CD Rate or LIBOR for each
Interest Period or day within an Interest Period, as the case may be, shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

          Section 2.08.  Default Interest.  If any Borrower
shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, by acceleration or otherwise, or under any other Loan Document, such Borrower shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount to but excluding the date of actual payment (after as well as before judgment) (a) in the case of overdue principal, at the rate otherwise applicable to such Loan pursuant to Section
2.07 plus 2.00% per annum and (b) in all other cases, at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be, when determined by reference to the Base Rate and over a year of 360 days at all other times) equal to the sum of the Alternate Base Rate plus 2.00%.

          Section 2.09.  Alternate Rate of Interest.  (a) In
the event, and on each occasion, that on the day two Business days prior to the commencement of any Interest Period for a Eurodollar Borrowing the Administrative Agent shall have determined that dollar deposits in the principal amounts of the Loans comprising such Borrowing are not generally available in the London interbank market, or that the rates at which such dollar deposits are being offered will not adequately and fairly reflect the cost to any Lender of making or maintaining its Eurodollar Loan during such Interest Period, or that reasonable means do not exist for ascertaining LIBOR, the Administrative Agent shall, as soon as practicable thereafter, give written or telecopy notice of such determination to the Borrowers and the Lenders. In the event of any such determination, until the Administrative
Agent shall have advised the Borrowers and the Lenders that the circumstances giving rise to such notice no longer exist,
(i) any request by a Borrower for a Eurodollar Revolving
Credit Borrowing pursuant to Section 2.04 shall be deemed to be a request for an ABR Borrowing and (ii) any request by the applicable Borrower for a Eurodollar Competitive Borrowing pursuant to Section 2.03 shall be of no force and effect and shall be denied by the Administrative Agent. Each determination by the Administrative Agent hereunder shall be conclusive absent manifest error.

          (b) In the event, and on each occasion, that on or before the day on which the Adjusted CD Rate for a CD
Borrowing is to be determined the Administrative Agent shall have determined that such Adjusted CD Rate cannot be determined for any reason, including the inability of the Administrative Agent to obtain sufficient bids in accordance with the terms of the definition of Adjusted CD Rate, or the Administrative Agent shall determine that the Adjusted CD
Rate for such CD Borrowing will not adequately and fairly reflect the cost to any Lender of making or maintaining its CD Loan during such Interest Period, the Administrative Agent shall, as soon as practicable thereafter, give written or telecopy notice of such determination to the Borrowers and the Lenders. In the event of any such determination, any request by a Borrower for a CD Borrowing pursuant to Section
2.04 shall, until the Administrative Agent shall have advised the Borrowers and the Lenders that the circumstances giving rise to such notice no longer exist, be deemed to be a request for an ABR Borrowing. Each determination by the Administrative Agent hereunder shall be conclusive absent manifest error.

          Section 2.10.  Termination, Reduction and Extension
of Commitments. (a) The Commitments and the L/C Commitment shall automatically terminate on the Maturity Date.

          (b) Upon at least three Business days' prior irrevocable written or telecopy notice to the Administrative
Agent, the Borrowers may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Commitments; provided, however, that (i) each partial reduction of the Commitments shall be in an integral multiple of $5,000,000 and in a minimum amount of $20,000,000 and (ii) the Total Commitment shall not be reduced to an amount that is less than the sum of the Aggregate Revolving Credit
Exposure and the aggregate outstanding principal amount of the Competitive Loans and Short-Term Loans at the time.

          (c) Each reduction in the Commitments hereunder shall be made ratably among the Lenders in accordance with their respective Commitments. The Borrowers shall pay to the Administrative Agent for the account of the applicable
Lenders, on the date of each termination or reduction of the Commitment as provided herein, the Facility Fees on the amount of the Commitments so terminated or reduced accrued to but excluding the date of such termination or reduction.

          (d) Not later than the date 60 days prior to the fourth anniversary of the date hereof, the Borrowers may deliver to the Administrative Agent (which shall promptly transmit to each Lender) a notice requesting that the Commitments be extended to the first anniversary of the Maturity Date. Within 30 days after its receipt of any such notice, each Lender shall notify the Administrative Agent of its willingness or unwillingness so to extend its Commitment.
If any Lender fails to so notify the Administrative Agent, such Lender shall be deemed to be unwilling so to extend its Commitment. In the event (and only in the event) Lenders having at least 66-2/3% of the aggregate Commitments shall be willing to extend their Commitments, the Administrative Agent shall so notify the applicable Borrower and each Lender, and the Maturity Date shall without further act be extended to the first anniversary of the date which shall theretofore have been the Maturity Date; provided, however, that such extension shall be effective only with respect to Lenders that have consented to such extension, and the Commitments of the nonconsenting Lenders shall terminate, and the L/C
Commitments of the non-consenting Issuing Banks shall terminate and the Loans and the participations in L/C
Disbursements of such Lenders shall mature, on the Maturity
Date in effect prior to such extension.

          Section 2.11.  Conversion and Continuation of
Borrowings. The applicable Borrower shall have the right at any time upon prior irrevocable notice (each, a "Conversion/Continuation Notice") to the Administrative Agent
(a) not later than 10:00 a.m., New York City time, on the date of conversion, to convert any Eurodollar Borrowing or CD
Borrowing into an ABR Borrowing, (b) not later than 10:00 a.m., New York City time, two Business days prior to conversion or continuation, to convert any Eurodollar
Borrowing or ABR Borrowing into a CD Borrowing or to continue any CD Borrowing as a CD Borrowing for an additional Interest
Period, (c) not later than 11:00 a.m., New York City time, three Business days prior to conversion or continuation, to convert any ABR Borrowing or CD Borrowing into a Eurodollar
Borrowing or to continue any Eurodollar Borrowing as a Eurodollar Borrowing for an additional Interest Period, (d) not later than 10:00 a.m., New York City time, three Business days prior to conversion, to convert the Interest Period with respect to any Eurodollar Borrowing to another permissible
Interest Period, and (e) not later than 10:00 a.m., New York
City time, two Business days prior to conversion, to convert the Interest Period with respect to any CD Borrowing to another permissible Interest Period, subject in each case to the following:

          (i) each conversion or continuation shall be made pro rata among the Lenders in accordance with the respective principal amounts of the Loans comprising the converted or continued Borrowing;

          (ii) if less than all the outstanding principal amount of any Borrowing shall be converted or continued, then each resulting Borrowing shall satisfy the limitations specified in Sections 2.02(a) and 2.02(b) regarding the principal amount and maximum number of Borrowings of the relevant Type;

          (iii) each conversion shall be effected by each Lender and the Administrative Agent by recording for the account of such Lender the new Loan of such Lender resulting from such conversion and reducing the Loan (or portion thereof) of such Lender being converted by an equivalent principal amount; accrued interest on any Loan (or portion thereof) being converted shall be paid by such Borrower at the time of conversion;

          (iv) if any Eurodollar Borrowing or CD Borrowing is converted at a time other than the end of the Interest
     Period applicable thereto, such Borrower shall pay, upon demand, any amounts due to the Lenders pursuant to
     Section 2.15;

          (v) any portion of a Borrowing maturing or required to be repaid in less than one month may not be converted into or continued as a Eurodollar Borrowing;

          (vi) any portion of a Borrowing maturing or required to be repaid in less than 30 days may not be converted into or continued as a CD Borrowing;

         (vii) any portion of a Eurodollar Borrowing or CD
     Borrowing that cannot be converted into or continued as a Eurodollar Borrowing or a CD Borrowing by reason of the two immediately preceding clauses shall be automatically converted at the end of the Interest
     Period in effect for such Borrowing into an ABR
     Borrowing; and

       (viii) upon notice to the Borrowers from the Administrative Agent given at the request of the Required Lenders, after the occurrence and during the continuance of a Default or Event of Default, no outstanding Loan may be converted into, or continued as, a Eurodollar Loan or CD Loan.

          Each notice pursuant to this Section 2.11 shall be irrevocable and shall refer to this Agreement and specify (i) the identity and amount of the Borrowing that the applicable
Borrower requests be converted or continued, (ii) whether such Borrowing is to be converted to or continued as a Eurodollar Borrowing, a CD Borrowing or an ABR Borrowing,
(iii) if such notice requests a conversion, the date of such conversion (which shall be a Business Day) and (iv) if such Borrowing is to be converted to or continued as a Eurodollar
Borrowing or CD Borrowing, the Interest Period with respect thereto. If no Interest Period is specified in any such notice with respect to any conversion to or continuation as a Eurodollar Borrowing or CD Borrowing, the applicable Borrower shall be deemed to have selected an Interest Period of one month's duration, in the case of a Eurodollar Borrowing, or 30 days' duration, in the case of a CD Borrowing. The
Administrative Agent shall advise the Lenders of any notice given pursuant to this Section 2.11 and of each Lender's portion of any converted or continued Borrowing. If a Borrower shall not have given notice in accordance with this
Section 2.11 to continue any Borrowing into a subsequent
Interest Period (and shall not otherwise have given notice in accordance with this Section 2.11 to convert such Borrowing), such Borrowing shall, at the end of the Interest Period applicable thereto (unless repaid pursuant to the terms hereof), automatically be continued into a new Interest
Period as an ABR Borrowing. No Borrower shall have the right to continue or convert the Interest Period with respect to any Competitive Borrowing pursuant to this Section 2.11.

          Section 2.12.  Prepayment.  (a) Subject to the
provisions of Section 2.15, each Borrower shall have the right at any time and from time to time to prepay any Borrowing, in whole or in part, (i) upon at least three
Business days' prior written or telecopy notice (or telephone notice promptly confirmed by written or telecopy notice) to the Administrative Agent before 11:00 a.m., New York City time, in the case of a CD Borrowing or a Eurodollar Revolving
Credit Borrowing and (ii) upon at least same-day written or telecopy notice (or telephone notice promptly confirmed by written or telecopy notice) to the Administrative Agent before 11:00 a.m., New York City time, in the case of a ABR
Borrowing; provided, however, that each partial prepayment shall be in an amount that is an integral multiple of $5,000,000 and not less than $20,000,000. Competitive Loans shall not be subject to prepayment.

          (b) In the event of any termination of all the Commitments, each Borrower shall repay or prepay all its outstanding Revolving Credit Borrowings on the date of such termination. In the event of any partial reduction of the Commitments, then (i) at or prior to the effective date of such reduction or termination, the Administrative Agent shall notify the Borrowers and the Lenders of the Aggregate
Revolving Credit Exposure after giving effect thereto and
(ii) if the sum of the Aggregate Revolving Credit Exposure and the aggregate outstanding principal amount of the Competitive Loans and the Short-Term Loans at the time would exceed the Total Commitment after giving effect to such reduction or termination, then each Borrower shall, on the date of such reduction or termination, repay or prepay
Revolving Credit Borrowings in an amount sufficient to eliminate such excess.

          (c)  If on any date the sum of the Aggregate
Revolving Credit Exposure and the aggregate outstanding principal amount of the Competitive Loans and Short-Term
Loans as of such date exceeds the Total Commitment, then, immediately upon notice or knowledge, each Borrower shall prepay Revolving Credit Borrowings in an amount sufficient to eliminate such excess.

          (d) Each notice of prepayment shall specify the prepayment date and the principal amount of each Borrowing
(or portion thereof) to be prepaid, shall be irrevocable and shall commit the applicable Borrower to prepay such Borrowing by the amount stated therein on the date stated therein. All prepayments under this Section 2.12 shall be subject to
Section 2.15 but otherwise without premium or penalty. All prepayments under this Section 2.12 shall be accompanied by accrued interest on the principal amount being prepaid to the date of payment.

          Section 2.13.  Reserve Requirements; Change in
Circumstances. (a) Notwithstanding any other provision of this Agreement, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any Governmental
Authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Lender or any Issuing Bank of the principal of or interest on any Eurodollar Loan, CD Loan or Fixed Rate Loan made by such
Lender or any Fees or other amounts payable hereunder including, but not limited to, reimbursements of any drawings under a Letter of Credit (other than changes in respect of taxes imposed on the overall net income, and franchise taxes imposed in lieu of taxes on net income of such Lender or such Issuing Bank and excluding withholding taxes imposed for failure to comply with Section 2.19(f)), or shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, Letters of Credit issued or credit extended by any Lender or any Issuing Bank (except any such reserve requirement which is reflected in LIBOR or the Adjusted CD
Rate) or shall impose on such Lender or such Issuing Bank or the London interbank market any other condition affecting this Agreement or Eurodollar Loans, CD Loans or Fixed Rate
Loans made by such Lender or any Letter of Credit or participation therein, and the result of any of the foregoing shall be to increase the cost to such Lender or such Issuing
Bank of making or maintaining any Commitment, Eurodollar
Loan, CD Loan or Fixed Rate Loan or increase the cost to any Lender of issuing or maintaining any Letter of Credit or purchasing or maintaining a participation therein or to reduce the amount of any sum received or receivable by such Lender or such Issuing Bank hereunder (whether of principal, interest or otherwise) by an amount deemed by such Lender or such Issuing Bank to be material, then the applicable
Borrowers will pay to such Lender or such Issuing Bank, as the case may be, within 15 days of demand for such additional amount or amounts as will compensate such Lender or such Issuing Bank, as the case may be, for such additional costs incurred or reduction suffered.

          (b) If any Lender or any Issuing Bank shall have determined that the adoption after the date hereof of any law, rule, regulation, agreement or guideline regarding capital adequacy, or any change after the date hereof in any such law, rule, regulation, agreement or guideline (whether such law, rule, regulation, agreement or guideline has been adopted) or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof, or compliance by any Lender (or any lending office of such Lender) or any Issuing Bank or any Lender's or any Issuing Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any Governmental Authority has or would have the effect of reducing the rate of return on such Lender's or such Issuing Bank's capital or on the capital of such Lender's or such Issuing Bank's holding company, if any, as a consequence of this Agreement or the Loans made or participations in Letters of Credit purchased by such Lender pursuant hereto or the Letters of Credit issued by such Issuing
Bank pursuant hereto to a level below that which such Lender or such Issuing Bank or such Lender's or such Issuing Bank's holding company could have achieved but for such applicability, adoption, change or compliance (taking into consideration such Lender's or such Issuing Bank's policies and the policies of such Lender's or such Issuing Bank's holding company with respect to capital adequacy) by an amount deemed by such Lender or such Issuing
Bank to be material, then from time to time the applicable
Borrowers shall pay to such Lender or such Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or such Issuing Bank or such Lender's or such Issuing Bank's holding company for any such reduction suffered.

          (c) A certificate of a Lender or an Issuing Bank setting forth in reasonable detail the calculation of the amount or amounts necessary to compensate such Lender or such Issuing Bank or its holding company, as applicable, as specified in paragraph (a) or (b) above shall be delivered to the applicable Borrowers and shall be conclusive absent manifest error. The applicable Borrowers shall pay such Lender or such Issuing Bank the amount shown as due on any such certificate delivered by it within 15 days after its receipt of the same.

          (d) Failure or delay on the part of any Lender or any Issuing Bank to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital shall not constitute a waiver of such Lender's or such Issuing Bank's right to demand such compensation. The protection of this Section shall be available to each Lender and each Issuing Bank regardless of any possible contention of the invalidity or inapplicability of the law, rule, regulation, agreement, guideline or other change or condition that shall have occurred or been imposed.
Notwithstanding any other provision of this Section, no Lender shall be entitled to demand compensation hereunder in respect of any Competitive Loan if it shall have been aware of the event or circumstance giving rise to such demand at the time it submitted the Competitive Bid pursuant to which such Loan was made, unless such Lender had at such time reasonably believed it was not obligated to take into account such event or circumstance.

          Section 2.14.  Change in Legality.  (a)
Notwithstanding any other provision of this Agreement, if, after the date hereof, any change in any law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or to give effect to its obligations as contemplated hereby with respect to any Eurodollar Loan, then, by written notice to the applicable Borrowers and to the Administrative Agent:

          (i) such Lender may declare that Eurodollar Loans will not thereafter (for the duration of such unlawfulness) be made by such Lender hereunder (or be continued for additional Interest Periods and ABR Loans and CD Loans will not thereafter (for such duration) be converted into Eurodollar Loans), whereupon such Lender shall not submit a Competitive Bid in response to a request for a Eurodollar Competitive Loan and any request for a Eurodollar Borrowing (or to convert an ABR
     Borrowing or a CD Borrowing to a Eurodollar Borrowing or to continue a Eurodollar Borrowing for an additional
     Interest Period) shall, as to such Lender only, be deemed a request for an ABR Loan (or a request to continue an ABR Loan as such for an additional Interest
     Period or to convert a Eurodollar Loan into an ABR Loan, as the case may be), unless such declaration shall be subsequently withdrawn; and

          (ii) such Lender may require that all outstanding
     Eurodollar Loans made by it be converted to ABR Loans, in which event all such Eurodollar Loans shall be automatically converted to ABR Loans as of the effective date of such notice as provided in paragraph (b) below.

In the event any Lender shall exercise its rights under (i) or (ii) above, all payments and prepayments of principal that would otherwise have been applied to repay the Eurodollar
Loans that would have been made by such Lender or the converted Eurodollar Loans of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar
Loans.

          (b) For purposes of this Section 2.14, a notice to the Borrowers by any Lender shall be effective as to each Eurodollar Loan made by such Lender, if lawful, on the last day of the Interest Period currently applicable to such Eurodollar Loan; in all other cases such notice shall be effective on the date of receipt by the Borrowers.

          Section 2.15.  Indemnity.  The Borrowers shall,
jointly and severally, indemnify each Lender against any loss or expense that such Lender may sustain or incur as a consequence of (a) any event, other than a default by such Lender in the performance of its obligations hereunder, which results in (i) such Lender receiving or being deemed to receive any amount on account of the principal of any Fixed
Rate Loan, CD Loan or Eurodollar Loan prior to the end of the Interest Period in effect therefor, (ii) the conversion of any Eurodollar Loan or CD Loan to a Loan of another Type, or the conversion of the Interest Period with respect to any Eurodollar Loan or CD Loan, in each case other than on the last day of the Interest Period in effect therefor, or (iii) any Fixed Rate Loan, Eurodollar Loan or CD Loan to be made by such Lender (including any Eurodollar Loan or CD Loan to be made pursuant to a conversion or continuation under Section
2.11) not being made after notice of such Loan shall have been given by the Borrowers hereunder (any of the events referred to in this clause (a) being called a "Breakage
Event") or (b) any default in the making of any payment or prepayment required to be made hereunder. In the case of any Breakage Event, such loss shall include an amount equal to the excess, as reasonably determined by such Lender, of (i) its cost of obtaining funds for the Fixed Rate Loan, Eurodollar Loan or CD Loan that is the subject of such Breakage Event for the period from the date of such Breakage
Event to the last day of the Interest Period in effect (or that would have been in effect) for such Loan over (ii) the amount of interest likely to be realized by such Lender in redeploying the funds released or not utilized by reason of such Breakage Event for such period. A certificate of any Lender setting forth in reasonable detail the calculation upon which such Lender determined any amount or amounts which such Lender is entitled to receive pursuant to this
Section 2.15 shall be delivered to the Borrowers and shall be conclusive absent manifest error.

          Section 2.16.  Pro Rata Treatment.  Except as
provided below in this Section 2.16 with respect to Competitive Borrowings and Short-Term Loans and as required under Section 2.14, each Borrowing, each payment or prepayment of principal of any Borrowing, each payment of interest on the Loans, each payment of the Facility Fees and Utilization Fees, each reduction of the Commitments and each conversion of any Borrowing to or continuation of any Borrowing as a Borrowing of any Type shall be allocated pro rata among the Lenders in accordance with their respective applicable Commitments (or, if such Commitments shall have expired or been terminated, in accordance with the respective principal amounts of their outstanding Loans). Each payment of principal of any Competitive Borrowing or any Short-Term
Loan shall be allocated pro rata among the Lenders participating in such Competitive Borrowing or any Borrowing of which such Short-Term Loan is a part in accordance with the respective principal amounts of their outstanding Short-
Term Loans or Competitive Loans comprising such Borrowing.
Each payment of interest on any Competitive Borrowing or any Short-Term Loan shall be allocated pro rata among the Lenders participating in such Competitive Borrowing or any Borrowing of which such Short-Term Loan is a part in accordance with the respective amounts of accrued and unpaid interest on their outstanding Short-Term Loans or Competitive Loans comprising such Borrowing. For purposes of determining the available Commitments of the Lenders at any time, each outstanding Competitive Borrowing and Short-Term Loan shall be deemed to have utilized the Commitments of the Lenders
(including those Lenders which shall not have made Short-Term
Loans and Loans as part of such Competitive Borrowing) pro rata in accordance with such respective Commitments. Each
Lender agrees that in computing such Lender's portion of any Borrowing to be made hereunder, the Administrative Agent may, in its discretion, round each Lender's percentage of such Borrowing to the next higher or lower whole dollar amount.

          Section 2.17.  Sharing of Setoffs.  Each Lender
agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against any Loan Party, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, obtain payment (voluntary or involuntary) in respect of any Loan or Loans or L/C Disbursement as a result of which the unpaid principal portion of its Revolving Loans and participations in L/C Disbursements shall be proportionately less than the unpaid principal portion of the Revolving Loans and participations in L/C Disbursements of any other Lender, it shall be deemed simultaneously to have purchased from such other Lender at face value, and shall promptly pay to such other Lender the purchase price for, a participation in the Revolving Loans and L/C Exposure of such other Lender, so that the aggregate unpaid principal amount of the Revolving
Loans and L/C Exposure and participations in Revolving Loans and L/C Exposure held by each Lender shall be in the same proportion to the aggregate unpaid principal amount of all Revolving Loans and L/C Exposure then outstanding as the principal amount of its Revolving Loans and L/C Exposure prior to such exercise of banker's lien, setoff or counterclaim or other event was to the principal amount of all Revolving
Loans and L/C Exposure outstanding prior to such exercise of banker's lien, setoff or counterclaim or other event; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this Section 2.17 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. Each Borrower and the Guarantor expressly consent to the foregoing arrangements and agree that any Lender holding a participation in a Revolving Loan or L/C Disbursement deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by such Borrower and Guarantor to such Lender by reason thereof as fully as if such Lender had made a Loan directly to such Borrower in the amount of such participation.

          Section 2.18.  Payments.  (a)  Each Loan Party
shall make each payment (including principal of or interest on any Borrowing or any L/C Disbursement or any Fees or other amounts) hereunder and under any other Loan Document not later than 12:00 (noon), New York City time, on the date when due in immediately available dollars, without setoff, defense or counterclaim. Each such payment (other than Issuing Bank
Fees, which shall be paid directly to the Issuing Bank entitled thereto,) shall be made to the Administrative Agent at its offices at 12 East 49th Street, New York, New York
10017.

          (b) Whenever any payment (including principal of or interest on any Borrowing or any Fees or other amounts) hereunder or under any other Loan Document shall become due, or otherwise would occur, on a day that is not a Business
Day, such payment may be made on the next succeeding Business
Day, and such extension of time shall in such case be included in the computation of interest or Fees, if applicable.

          Section 2.19.  Taxes.  (a) Subject to subparagraph
(g) below, any and all payments by or on behalf of any Loan
Party hereunder and under any other Loan Document shall be made, in accordance with Section 2.18, free and clear of and without deduction for any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) income taxes imposed on the net income of the Administrative Agent, any Lender or any Issuing Bank (or any transferee or assignee thereof, including a participation holder (any such entity a "Transferee")) and (ii) franchise taxes imposed on the net income of the Administrative Agent, any Lender or any Issuing
Bank (or Transferee), (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities, collectively or individually, being called "Taxes"). If any Loan Party shall be required to deduct any Taxes from or in respect of any sum payable hereunder or under any other Loan
Document to the Administrative Agent, any Lender or any Issuing
Bank (or any Transferee), (i) the sum payable shall be increased by the amount (an "additional amount") necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section
2.19) the Administrative Agent, such Lender or such Issuing
Bank (or Transferee), as the case may be, shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) such Loan Party shall make such deductions and (iii) such Loan Party shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

          (b) In addition, each Loan Party agrees to pay to the relevant Governmental Authority in accordance with applicable law any current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or under any other Loan Document or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document ("Other Taxes").

          (c) The Borrowers will, jointly and severally, indemnify the Administrative Agent, each Lender and each Issuing Bank (or Transferee) for the full amount of Taxes and Other Taxes paid by the Administrative Agent, such Lender or such Issuing Bank (or Transferee), as the case may be, and any liability (including penalties, interest and expenses
(including reasonable attorney's fees and expenses)) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability prepared by the Administrative Agent, a Lender or any Issuing Bank (or
Transferee), or the Administrative Agent on its behalf, absent manifest error, shall be final, conclusive and binding for all purposes. Such indemnification shall be made within 30 days after the date the Administrative Agent, any Lender or any Issuing Bank (or Transferee), as the case may be, makes written demand therefor.

          (d) If the Administrative Agent, a Lender or any
Issuing Bank (or Transferee) receives a refund in respect of any Taxes or Other Taxes as to which it determines in its sole discretion it has been indemnified by any Borrower or with respect to which any Loan Party has paid additional amounts pursuant to this Section 2.19, it shall within 30 days from the date of such receipt pay over such refund to such Loan Party (but only to the extent of indemnity payments made, or additional amounts paid, by such Loan Party under this Section 2.19 with respect to the Taxes or Other Taxes giving rise to such refund), net of all reasonable out-of-pocket expenses of the Administrative Agent, such Lender or such Issuing Bank (or Transferee) incurred in connection with obtaining such refund and without interest (other than interest paid by the relevant Governmental Authority with respect to such refund); provided, however, that such Loan
Party, upon the request of the Administrative Agent, such Lender or such Issuing Bank (or Transferee), shall repay the amount paid over to such Loan Party (plus penalties, interest or other charges) to the Administrative Agent, such Lender or such Issuing Bank (or Transferee) in the event the Administrative Agent, such Lender or such Issuing Bank (or
Transferee) is required to repay such refund to such Governmental Authority.

          (e) As soon as practicable after the date of any payment of Taxes or Other Taxes by any Loan Party to the relevant Governmental Authority, such Loan Party will deliver to the Administrative Agent, at its address referred to in
Section 9.01, the original or a certified copy of a receipt issued by such Governmental Authority evidencing payment thereof.

          (f) Each Lender (or Transferee) that is organized under the laws of a jurisdiction other than the United
States, any State thereof or the District of Columbia (a "Non-
U.S. Lender") shall deliver to the Borrowers and the Administrative Agent two copies of either United States
Internal Revenue Service Form 1001 or Form 4224, or, in the case of a Non-U.S. Lender claiming exemption from U.S.
Federal withholding tax under Section 871(h) or 881(c) of the Code with respect to payments of "portfolio interest", a Form
W-8, or any subsequent versions thereof or successors thereto
(and, if such Non-U.S. Lender delivers a Form W-8, a certificate representing that such Non-U.S. Lender is not a bank for purposes of Section 881(c) of the Code, is not a 10-percent shareholder (within the meaning of Section
871(h)(3)(B) of the Code) of any Borrower and is not a controlled foreign corporation related to any Borrower
(within the meaning of Section 864(d)(4) of the Code)), properly completed and duly executed by such Non-U.S. Lender claiming complete exemption from, or reduced rate of, U.S.
Federal withholding tax on payments by the Borrowers under this Agreement and the other Loan Documents. Such forms shall be delivered by each Non-U.S. Lender on or before the date it becomes a party to this Agreement (or, in the case of a Transferee that is a participation holder, on or before the date such participation holder becomes a Transferee hereunder) and on or before the date, if any, such Non-U.S.
Lender changes its applicable lending office by designating a different lending office (a "New Lending Office"). In addition, each Non-U.S. Lender shall deliver such forms promptly upon the obsolescence or invalidity of any form previously delivered by such Non-U.S. Lender. Notwithstanding any other provision of this Section 2.19(f), a Non-U.S.
Lender shall not be required to deliver any form pursuant to this Section 2.19(f) that such Non-U.S. Lender is not legally able to deliver.

          (g) No Borrower shall be required to indemnify any Non-U.S. Lender or to pay any additional amounts to any Non-
U.S. Lender, in respect of United States Federal withholding tax pursuant to paragraph (a) or (c) above to the extent that
(i) the obligation to withhold amounts with respect to United
States Federal withholding tax existed on the date such Non-
U.S. Lender became a party to this Agreement (or, in the case of a Transferee that is a participation holder, on the date such participation holder became a Transferee hereunder) or, with respect to payments to a New Lending Office, the date such Non-U.S. Lender designated such New Lending Office with respect to a Loan, except when such Non-U.S. Lender or Transferee was not aware at such time of the existence of such withholding tax obligation; provided, however, that this paragraph (g) shall not apply (x) to any Transferee or New
Lending Office that becomes a Transferee or New Lending
Office as a result of an assignment, participation, transfer or designation made at the request of the Borrowers and (y) to the extent the indemnity payment or additional amounts any Transferee, or any Lender (or Transferee), acting through a New Lending Office, would be entitled to receive (without regard to this paragraph (g)) do not exceed the indemnity payment or additional amounts that the person making the assignment, participation or transfer to such Transferee, or Lender (or
Transferee) making the designation of such New Lending
Office, would have been entitled to receive in the absence of such assignment, participation, transfer or designation or
(ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (f) above.

          (h) Nothing contained in this Section 2.19 shall require any Lender or any Issuing Bank (or any Transferee) or the Administrative Agent to make available any of its tax returns (or any other information that it deems to be confidential or proprietary).

          Section 2.20.  Assignment of Commitments Under
Certain Circumstances; Duty to Mitigate.  (a) In the event
(i) any Lender or any Issuing Bank delivers a certificate requesting compensation pursuant to Section 2.13, (ii) any Lender or any Issuing Bank delivers a notice described in
Section 2.14 or (iii) any Borrower is required to pay any additional amount to any Lender or any Issuing Bank or any Governmental Authority on account of any Lender or any Issuing Bank pursuant to Section 2.19, the Borrowers may, at their sole expense and effort (including with respect to the processing and recordation fee referred to in Section
9.04(b)), upon notice to such Lender or such Issuing Bank and the Administrative Agent, require such Lender or such Issuing
Bank to transfer and assign, without recourse (in accordance with and subject to the restrictions contained in Section
9.04), all of its interests, rights and obligations under this Agreement to an assignee that shall assume such assigned obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (x) such assignment shall not conflict with any law, rule or regulation or order of any court or other Governmental
Authority having jurisdiction, (y) the Borrowers shall have received the prior written consent of the Administrative
Agent (and, if a Commitment is being assigned, of each Issuing Bank), which consent shall not unreasonably be withheld, and (z) the Borrowers or such assignee shall have paid to the affected Lender or Issuing Bank in immediately available funds an amount equal to the sum of the principal of and interest accrued to the date of such payment on the outstanding Loans and participations in L/C Disbursements of such Lender or such Issuing Bank plus all Fees and other amounts accrued for the account of such Lender or such Issuing Bank hereunder (including any amounts under Section
2.13 and Section 2.15).

          (b) If (i) any Lender or any Issuing Bank shall request compensation under Section 2.13, (ii) any Lender or any Issuing Bank delivers a notice described in Section 2.14 or (iii) any Borrower is required to pay any additional amount to any Lender or any Issuing Bank or any Governmental
Authority on account of any Lender or any Issuing Bank, pursuant to Section 2.19, then such Lender or such Issuing
Bank shall use reasonable efforts (which shall not require such Lender or such Issuing Bank to incur an unreimbursed loss or unreimbursed cost or expense or otherwise take any action inconsistent with its internal policies or legal or regulatory restrictions or suffer any disadvantage or burden deemed by it to be significant) (x) to file any certificate or document reasonably requested in writing by the Borrowers or (y) to assign its rights and delegate and transfer its obligations hereunder to another of its offices, branches or affiliates, if such filing or assignment would reduce its claims for compensation under Section 2.13 or enable it to withdraw its notice pursuant to Section 2.14 or would reduce amounts payable pursuant to Section 2.19, as the case may be, in the future. The Borrowers hereby agree, jointly and severally, to pay all reasonable costs and expenses incurred by any Lender or any Issuing Bank in connection with any such filing or assignment, delegation and transfer.

          Section 2.21.  Letters of Credit.  (a) General. Any
Borrower may request any Issuing Bank to issue a Letter of Credit, in a form reasonably acceptable to the Administrative
Agent and such Issuing Bank, appropriately completed, for the account of such Borrower, at any time and from time to time while the Commitments remain in effect. This Section shall not be construed to impose an obligation upon any Issuing
Bank to issue any Letter of Credit that is inconsistent with the terms and conditions of this Agreement or the policies of such Issuing Bank or prohibited by applicable law.
Notwithstanding anything contained in this Agreement, no Issuing Bank shall issue any Letter of Credit after receiving notice or being aware of any Default or Event of Default.

          (b)  Notice of Issuance, Amendment, Renewal,
Extension; Certain Conditions. In order to request the issuance of a Letter of Credit (or to amend, renew or extend an existing Letter of Credit), the appropriate Borrower shall hand deliver or telecopy to the applicable Issuing Bank and the Administrative Agent (five Business Days prior to the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, and setting forth the date of issuance, amendment, renewal or extension, the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) below), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare such Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if, and upon issuance, amendment, renewal or extension of each Letter of Credit the appropriate Borrower shall be deemed to represent and warrant that, after giving effect to such issuance, amendment, renewal or extension (A) the L/C
Exposure shall not exceed $50,000,000 and (B) the sum of the Aggregate Revolving Credit Exposure and the aggregate principal amount of outstanding Competitive Borrowings and Short-Term Loans shall not exceed the Total Commitment.

          (c) Expiration Date. Each Letter of Credit shall by its terms expire at the close of business of the office of the Issuing Bank where drawings thereunder are to be made on the earlier of the date one year after the date of the issuance of such Letter of Credit and the date that is five
Business days prior to the Maturity Date, unless such Letter of Credit expires by its terms on an earlier date.

          (d) Participations. By the issuance of a Letter of Credit and without any further action on the part of the applicable Issuing Bank or the Lenders, such Issuing Bank hereby grants to each Lender, and each such Lender hereby acquires from the applicable Issuing Bank, a participation in such Letter of Credit equal to such Lender's Pro Rata
Percentage from time to time of the aggregate amount available to be drawn under such Letter of Credit, effective upon the issuance of such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby agrees to pay to the Administrative Agent, for the account of any Issuing Bank, such Lender's Pro Rata Percentage of each
L/C Disbursement made by such Issuing Bank and not reimbursed by the applicable Borrower (or, if applicable, another party pursuant to its obligations under any other Loan Document) forthwith on the date due as provided in Section 2.02(f), provided such L/C Disbursement was not the result of the gross negligence or willful misconduct of the Issuing Bank.
Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including the occurrence and continuance of a Default or an Event of Default, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever;
provided, however, that the foregoing shall not be construed to excuse any Issuing Bank from liability to any Lender to the extent of any direct damages (as opposed to consequential damages) suffered by such Lender that are caused by the Issuing Bank's gross negligence or wilful misconduct in determining whether drafts or documents presented under a Letter of Credit comply with the terms thereof.

          (e) Reimbursement. If any Issuing Bank shall make any L/C Disbursement in respect of a Letter of Credit, the applicable Borrower shall pay to such Issuing Bank an amount equal to such L/C Disbursement not later than two hours after such Borrower shall have received notice from such Issuing
Bank that payment of such draft will be made, or, if such Borrower shall have received such notice later than 10:00 a.m., New York City time, on any Business Day, not later than 10:00 a.m., New York City time, on the immediately following
Business Day.

         (f)  Obligations Absolute.  Each Borrower's
obligation to reimburse L/C Disbursements as provided in paragraph (e) above shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement, under any and all circumstances whatsoever, and irrespective of:

          (i) any lack of validity or enforceability of any Letter of Credit or any Loan Document, or any term or provision therein;

         (ii) any amendment or waiver of or any consent to departure from all or any of the provisions of any Letter of Credit or any Loan Document;

        (iii) the existence of any claim, setoff, defense or other right that such Borrower, any other party guaranteeing, or otherwise obligated with, such Borrower, any Subsidiary or other Affiliate thereof or any other Person may at any time have against the beneficiary under any Letter of Credit, the applicable
     Issuing Bank, the Administrative Agent or any Lender or any other Person, whether in connection with this Agreement, any other Loan Document or any other related or unrelated agreement or transaction;

         (iv) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

          (v) payment by any Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit; and

          (vi) any other act or omission to act or delay of any kind of the applicable Issuing Bank, the Lenders, the Administrative Agent or any other Person or any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of such Borrower's obligations hereunder.

          Without limiting the generality of the foregoing, it is expressly understood and agreed that the absolute and unconditional obligation of each Borrower hereunder to reimburse L/C Disbursements will not be excused by the gross negligence of the applicable Issuing Bank. However, the foregoing shall not be construed to excuse any Issuing Bank from liability to such Borrower to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by each Borrower to the extent permitted by applicable law) suffered by such Borrower that are caused by such Issuing Bank's gross negligence or wilful misconduct in determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof; it is understood that any Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary and, in making any payment under any Letter of Credit (i) any Issuing Bank's exclusive reliance on the documents presented to it under such Letter of Credit as to any and all matters set forth therein, including reliance on the amount of any draft presented under such Letter of Credit, whether or not the amount due to the beneficiary thereunder equals the amount of such draft and whether or not any document presented pursuant to such Letter of Credit proves to be insufficient in any respect, if such document on its face appears to be in order, and whether or not any other statement or any other document presented pursuant to such Letter of Credit proves to be forged or invalid or any statement therein proves to be inaccurate or untrue in any respect whatsoever and (ii) any noncompliance in any immaterial respect of the documents presented under such Letter of Credit with the terms thereof shall, in each case, be deemed not to constitute gross negligence of such Issuing Bank.

          (g) Disbursement Procedures. Each Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit issued by such Issuing Bank. Each Issuing
Bank shall as promptly as possible give telephonic notification, confirmed by telecopy, to the Administrative
Agent and the applicable Borrower of such demand for payment and whether such Issuing Bank has made or will make an L/C
Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve any Borrower of its obligation to reimburse such Issuing Bank and the Lenders with respect to any such L/C Disbursement. The Administrative
Agent shall promptly give each Lender notice thereof.

          (h) Interim Interest. If any Issuing Bank shall make any L/C Disbursement in respect of a Letter of Credit, then, unless the applicable Borrower shall reimburse such L/C
Disbursement in full on such date, the unpaid amount thereof shall bear interest for the account of such Issuing Bank, for each day from and including the date of such L/C
Disbursement, to but excluding the earlier of the date of payment by the applicable Borrower or the date on which interest shall commence to accrue thereon as provided in
Section 2.02(f), at the rate per annum that would apply to such amount if such amount were an ABR Loan.

          (i) Appointment, Resignation or Removal of Issuing
Banks. The appointment of any Lender as an Issuing Bank hereunder shall be evidenced by an agreement substantially in the form of Exhibit G hereto executed by such Lender, Beneficial and the Administrative Agent, and, from and after the effective date of such agreement, (i) such Lender shall have all the interests, rights and obligations of an Issuing
Bank under this Agreement and the other Loan Documents and
(ii) references herein and in the other Loan Documents to the term "Issuing Bank" shall be deemed to refer to such additional Issuing Bank and to any previously appointed
Issuing Banks, or to such successor and all previous Issuing
Banks, as the context shall require. Beneficial may appoint additional Issuing Banks. Any Issuing Bank may resign at any time by giving 180 days' prior written notice to the Administrative Agent, the Lenders and Beneficial, and may be removed at any time by Beneficial by notice to such Issuing
Bank, the Administrative Agent and the Lenders. At the time a removal or resignation shall become effective, the Borrowers shall pay all accrued and unpaid Issuing Bank Fees accrued for the account of the affected Issuing Bank pursuant to Section 2.06(c)(ii). After the resignation or removal of an Issuing Bank hereunder, such Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement and the other Loan Documents with respect to Letters of Credit issued by it prior to such resignation or removal, but shall not be required to issue additional Letters of Credit.

          (j)  Cash Collateralization.  If any Event of
Default shall occur and be continuing, the Borrowers shall, on the Business Day they receive notice from the Administrative Agent or the Required Lenders thereof, or upon any acceleration of the Loans, any Event of Default described in paragraph (g) or (h) of Article VII or termination of the Commitments pursuant to Article VII, deposit in an account with the Administrative Agent, for the benefit of the Lenders, an amount in cash equal to the L/C Exposure as of such date and hereby grant to the Administrative Agent for the benefit of the Lenders a security interest in such cash, account and proceeds thereof. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the Borrowers under this Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits in short-term high-quality instruments or securities, which investments shall be made at the option and sole discretion of the Administrative
Agent, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall (i) automatically be applied by the Administrative Agent to reimburse each Issuing
Bank for L/C Disbursements for which it has not been reimbursed, (ii) be held for the satisfaction of the reimbursement obligations of the Borrowers for the L/C
Exposure at such time and (iii) if the maturity of the Loans has been accelerated, be applied to satisfy other obligations of the Borrowers under this Agreement. If the Borrowers are required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Borrowers within three Business days after all Events of Default have been cured or waived.

          Section 2.22.  Increase of Commitments.  (a)
Beneficial may from time to time, on the terms set forth below, request that the Total Commitment hereunder be increased to an amount not to exceed $4,500,000,000;
provided, however, that (i) each increase of the Total
Commitment shall be in an integral multiple of $25,000,000 and in a minimum amount of $100,000,000, (ii) no increase in the Total Commitment shall be made unless at the time thereof
Beneficial's Index Debt ratings from Moody's and S&P are equal to or higher than A3 and A-, respectively, (iii) no increase in the Total Commitment shall be made at a time when a Default or Event of Default shall have occurred and be continuing, and (iv) the Total Commitment shall not be increased more than once during any six-month period.

          (b) In the event of such a requested increase in the Total Commitment, (i) each of the Lenders shall be given the opportunity to participate in the increased Commitments
(x) initially ratably in the proportions that their respective Commitments bear to the Total Commitment and (y) to the extent that the requested increase of Commitments is not fulfilled pursuant to the preceding clause (x), ratably in the proportion that the respective Commitments of the Lenders desiring to participate in any such increase bear to the Total Commitment, and (ii) to the extent that the Lenders do not elect so to participate in such increased Commitments after being afforded an opportunity to do so, then Beneficial shall consult with the Administrative Agent as to the number, identity and requested Commitments of additional financial institutions which Beneficial may upon the written consent of the Administrative Agent, which consent shall not be unreasonably withheld, invite to participate in the Commitments.

         (c)  No Lender shall have any obligation to
increase its Commitment pursuant to a request by Beneficial hereunder.

          (d) In the event that Beneficial and one or more of the Lenders (or other financial institutions) shall agree upon such an increase in the Total Commitment, Beneficial, the Administrative Agent and each Lender or other financial institution increasing its Commitment or extending a new
Commitment shall enter into an amendment to this Agreement setting forth the amounts of the Commitments, as so increased, and providing that the financial institutions extending new Commitments shall be Lenders for all purposes of this Agreement, and setting forth such additional provisions as the Administrative Agent shall consider reasonably appropriate. Subject to the terms of this paragraph (d) and generally subject to the provisions of
Section 9.08, no such amendment shall require the approval or consent of any Lender whose Commitment is not being increased. Upon the execution and delivery of such amendment as provided above, and upon satisfaction of such other conditions as the Administrative Agent may reasonably specify
(including the delivery of certificates, evidence of corporate authority and legal opinions on behalf of Beneficial and the other Borrowers), this Agreement shall be deemed to be amended accordingly.


ARTICLE III.  REPRESENTATIONS AND WARRANTIES

          Each of the Loan Parties represents and warrants to the Administrative Agent, each of the Issuing Banks and each of the Lenders that:

          Section 3.01.  Organization; Powers.  Each of the
Loan Parties and each of the Subsidiaries (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (b) has all requisite power and authority to own its property and assets and to carry on its business as now conducted and as proposed to be conducted, (c) is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required, except where the failure so to qualify could not reasonably be expected to result in a Material Adverse Effect, and (d) has the corporate power and authority to execute, deliver and perform its obligations under each of the Loan Documents and each other agreement or instrument contemplated hereby to which it is or will be a party and, in the case of the Loan
Parties, to borrow hereunder.

          Section 3.02.  Authorization.  The execution,
delivery and performance by each Loan Party of each of the Loan Documents and the borrowings hereunder (collectively, the "Transactions") (a) have been duly authorized by all requisite corporate and, if required, stockholder action and
(b) will not (i) violate (A) any provision of law, statute, rule or regulation, or of the certificate or articles of incorporation or other constitutive documents or by-laws of any Loan Party or any Subsidiary, (B) any order of any Governmental Authority or (C) any provision of any indenture, agreement or other instrument to which any Loan Party or any Subsidiary is a party or by which any of them or any of their property is or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under, or give rise to any right to accelerate or to require the prepayment, repurchase or redemption of any obligation under any such indenture, agreement or other instrument or (iii) result in the creation or imposition of any Lien upon or with respect to any property or assets now owned or hereafter acquired by any Loan Party or any Subsidiary.

          Section 3.03.  Enforceability.  This Agreement has
been duly executed and delivered by each Loan Party and constitutes, and each other Loan Document when executed and delivered by the each Loan Party thereto will constitute, a legal, valid and binding obligation of such Loan Party enforceable against such Loan Party in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting creditors' rights generally or by general principles of equity.

          Section 3.04.  Governmental Approvals.  No action,
consent or approval of, registration or filing with or any other action by any Governmental Authority is or will be required in connection with the Transactions, except for such as have been made or obtained and are in full force and effect.

          Section 3.05.  Financial Statements.  Beneficial
has heretofore furnished to the Lenders its consolidated balance sheets and statements of income and retained earnings and cash flows (a) as of and for the fiscal year ended
December 31, 1994, audited by and accompanied by the opinion of Deloitte & Touche LLP, independent public accountants, and
(b) as of and for the fiscal quarter and the portion of the fiscal year ended June 30, 1995, in the form of Beneficial's
June 30, 1995 Quarterly Report on Form 10-Q and signed by its chief financial officer. Such financial statements present fairly the consolidated financial condition and results of operations and cash flows of Beneficial and its Consolidated
Subsidiaries as of such dates and for such periods. Such balance sheets and the notes thereto disclose all material liabilities, direct or contingent, of Beneficial and its Consolidated Subsidiaries as of the dates thereof. Such financial statements were prepared in accordance with GAAP applied on a consistent basis (subject, in the case of the unaudited statements, to normal year-end adjustments and to the absence of notes).

          Section 3.06.  No Material Adverse Change.  There
has been no change in the business, assets, operations, prospects, condition, financial or otherwise, or material agreements of Beneficial and the Subsidiaries, taken as a whole, since June 30, 1995, which constitutes or could reasonably be expected to result in a Material Adverse
Effect.

          Section 3.07.  Litigation; Compliance with Laws.
(a) Except as set forth on Schedule 3.07, there are not any actions, suits or proceedings at law or in equity or by or before any Governmental Authority now pending or, to the knowledge of Beneficial's "Executive Officers" (as defined in Beneficial's Annual Report on Form 10-K dated June 30, 1995), threatened against or affecting any Loan Party or any Subsidiary or any business, property or rights of any such person (i) that involve any Loan Document or the Transactions or (ii) as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect.

          (b) None of Beneficial, any Borrower or any of the Subsidiaries or any of their respective material properties or assets is in violation of, nor will the continued operation of their material properties and assets as currently conducted violate, any law, rule or regulation, or is in default with respect to any judgment, writ, injunction, decree or order of any Governmental Authority, where such violation or default could reasonably be expected to result in a Material Adverse Effect.

          Section 3.08.  Agreements.  (a)  None of
Beneficial, any Borrower or any of the Subsidiaries is a party to any agreement or instrument or subject to any corporate restriction that has resulted or could reasonably be expected to result in a Material Adverse Effect.

          (b) None of Beneficial, any Borrower or any of the Subsidiaries is in default in any manner under any provision of any indenture or other agreement or instrument evidencing
Indebtedness, or any other material agreement or instrument to which it is a party or by which it or any of its properties or assets are or may be bound, where such default could reasonably be expected to result in a Material Adverse
Effect.

          Section 3.09.  Federal Reserve Regulations.   (a)
None of Beneficial, any Borrower or any of the Subsidiaries
is engaged principally, or as one of its important
activities, in the business of extending credit for the
purpose of buying or carrying Margin Stock.

          (b) No part of the proceeds of any Loan or any Letter of Credit will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying
Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose that entails a violation of, or that is inconsistent with, the provisions of the Regulations of the Board, including Regulation G, U or X.

          Section 3.10.  Investment Company Act; Public
Utility Holding Company Act.  None of Beneficial, any
Borrower or any Subsidiary is (a) an "investment company" as defined in, or subject to regulation under, the Investment
Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding
Company Act of 1935.

          Section 3.11.  Use of Proceeds.  Each Loan Party
will use the proceeds of the Loans and will request the issuance of Letters of Credit only for the purposes specified in the preamble to this Agreement.

          Section 3.12.  Tax Returns.  Each of the Loan
Parties and the Subsidiaries has filed all United States
Federal income tax returns and all other material Federal, state, local and foreign tax returns which are required to be filed by it and has paid all taxes due pursuant to such returns or pursuant to any assessment received by any Loan
Party or any Subsidiary, except such taxes, if any, which are immaterial or are being contested in good faith. The charges, accruals and reserves on the books of Beneficial and its Subsidiaries in respect of taxes or other governmental charges are adequate in accordance with GAAP.

          Section 3.13.  No Material Misstatements.  None of
(a) the Confidential Information Memorandum or (b) any other information, report, financial statement, exhibit or schedule furnished by or on behalf of any Loan Party to the Administrative Agent or any Lender in connection with the negotiation of any Loan Document or included therein or delivered pursuant thereto contained, contains or will contain any material misstatement of fact or omitted, omits or will omit to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were, are or will be made, not misleading.

          Section 3.14.  Employee Benefit Plans.  Each of the
Loan Parties and their ERISA Affiliates is in compliance in all material respects with the applicable provisions of ERISA and the Code and the regulations and published interpretations thereunder. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events, could reasonably be expected to result in a Material Adverse Effect.

          Section 3.15.  Environmental and Safety Matters.
Neither Beneficial nor any Borrower is aware of any event, condition or circumstance involving environmental pollution or contamination or employee health or safety that could reasonably be expected to result in a Material Adverse
Effect.


ARTICLE IV.  CONDITIONS OF LENDING

          The obligations of the Lenders to make Loans and of the Issuing Banks to issue Letters of Credit hereunder are subject to the satisfaction of the following conditions:

          Section 4.01.  All Funding Events.  On the date of
each Borrowing and each issuance of a Letter of Credit (each such event being called a "Funding Event"):

          (a) The Administrative Agent shall have received a notice of such Borrowing as required by Section 2.03 or 2.04, as applicable (or such notice shall have been deemed given in accordance with Section 2.04), or, in the case of the issuance of a Letter of Credit, the applicable Issuing Bank and the Administrative Agent shall have received a notice requesting the issuance of such Letter of Credit as required by Section 2.21(b).

          (b) The representations and warranties set forth in
     Article III hereof (other than the representations and warranties set forth in Section 3.06 and 3.07(a)) shall be true and correct in all material respects on and as of the date of such Funding Event with the same effect as though made on and as of such date, except to the extent such representations and warranties expressly relate to an earlier date.

          (c) Each Loan Party shall be in compliance with all the terms and provisions set forth herein and in each other Loan Document on its part to be observed or performed, and at the time of and immediately after such Funding Event, no Event of Default or Default shall have occurred and be continuing.

Each Funding Event shall be deemed to constitute a representation and warranty by each Loan Party on the date of such Funding Event as to the matters specified in paragraphs
(b) (except as aforesaid) and (c) of this Section 4.01.

          Section 4.02.  Closing Date.  On the Closing Date:

          (a) The Administrative Agent shall have received, on behalf of itself, the Lenders and the Issuing Banks, a favorable written opinion of Charles D. Brown, the Vice President and Assistant General Counsel of
     Beneficial Management Corporation of America, a wholly owned Subsidiary of Beneficial, and counsel for the Loan Parties, substantially to the effect set forth in Exhibit F (A) dated the Closing Date, (B) addressed to the Issuing Banks, the Administrative Agent and the Lenders, and (C) covering such other matters relating to the Loan Documents and the Transactions as the Administrative Agent shall reasonably request, and Beneficial and the Borrowers hereby request such counsel to deliver such opinion.

          (b) All legal matters incident to this Agreement, the Borrowings and extensions of credit hereunder and the other Loan Documents shall be reasonably satisfactory to the Lenders, to the Issuing Banks and to Cravath, Swaine & Moore, counsel for the Administrative
     Agent.

          (c)  The Administrative Agent shall have received
     (i) a copy of the certificate or articles of incorporation, including all amendments thereto, of each Loan Party, certified as of a recent date by the Secretary of State of the state of its organization, and a certificate as to the good standing of each Loan Party as of a recent date, from such Secretary of State; (ii) a certificate of the Secretary or Assistant Secretary of each Loan Party dated the Closing Date and certifying
     (A) that attached thereto is a true and complete copy of the by-laws of such Loan Party as in effect on the Closing Date and at all times since a date prior to the date of the resolutions described in clause (B) below,
     (B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors (or the appropriate duly authorized committee thereof) of such Loan Party authorizing the execution, delivery and performance of the Loan Documents to which such person is a party and, in the case of each Loan Party, the borrowings hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) that the certificate or articles of incorporation of such Loan Party have not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to clause (i) above, and (D) as to the incumbency and specimen signature of each officer executing any Loan Document or any other document delivered in connection herewith on behalf of such Loan
     Party; (iii) a certificate of another officer as to the incumbency and specimen signature of the Secretary or Assistant Secretary executing the certificate pursuant to (ii) above; and (iv) such other documents as the Lenders, the Issuing Banks or Cravath, Swaine & Moore, counsel for the Administrative Agent, may reasonably request.

     (d) The Administrative Agent shall have received a certificate, dated the Closing Date and signed by a Financial Officer of each Loan Party, confirming (i) that the representations and warranties set forth in
     Article III hereof are true and correct in all material respects on the Closing Date and (ii) compliance with the conditions precedent set forth in paragraph (c) of
     Section 4.01.

     (e) The Administrative Agent shall have received all Fees and other amounts due and payable on or prior to the Closing Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Loan Parties hereunder or under any other Loan Document.

     (f) A counterpart of each Loan Document shall have been duly executed by the parties hereto and thereto.

     (g) The Administrative Agent shall have received a certificate, dated the Closing Date and signed by a Financial Officer of Beneficial, certifying as to (i) the termination of each Existing Credit Agreement and
     (ii) the payment in full of all obligations of each Loan
     Party under each such Agreement.

     (h) All requisite Governmental Authorities and third parties shall have approved or consented to the transactions contemplated hereby and by the other Loan
     Documents and there shall be no governmental or judicial action, actual or threatened, that has or could have a reasonable likelihood of restricting, preventing or imposing burdensome conditions on the transactions contemplated hereby or thereby.

          SECTION 4.03.  First Funding Event in Respect of
Each Additional Subsidiary. The obligation of the Lenders to make Loans and of the Issuing Banks to issue Letters of Credit for the account of each Additional Subsidiary hereunder are subject to the satisfaction of the following additional conditions on the date of the first Funding Event in respect of such Additional Subsidiary:

          (a) The Administrative Agent shall have received, on behalf of itself, the Lenders and the Issuing Banks, a favorable written opinion of counsel for such Additional Subsidiary (which counsel shall be reasonably acceptable to the Administrative Agent), substantially to the effect set forth in Exhibit F, (A) dated the date of the Additional Subsidiary Agreement, (B) addressed to the Issuing Banks, the Administrative Agent and the Lenders, and (c) covering such other matters relating to the Loan Documents and the Transactions as the Administrative Agent shall reasonably request, and Beneficial and the Additional Subsidiary shall request such counsel to deliver such opinion.

          (b) All legal matters incident to this Agreement, the Borrowings and extensions of credit hereunder and the other Loan Documents shall be reasonably satisfactory to the Lenders, to the Issuing Banks and to Cravath, Swaine & Moore, counsel for the Administrative
     Agent.

          (c)  The Administrative Agent shall have received
     (i) a copy of the certificate or articles of incorporation, including all amendments thereto, of such Additional Subsidiary, certified as of a recent date by the Secretary of State of the state of its organization, and a certificate as to the good standing of such Additional Subsidiary as of a recent date, from such Secretary of State; (ii) a certificate of the Secretary or an Assistant Secretary of such Additional Subsidiary dated the date the Additional Subsidiary Agreement and certifying (A) that attached thereto is a true and complete copy of the by-laws of such Additional
     Subsidiary as in effect on the date of such Agreement and at all times since a date prior to the date of the resolutions of such Additional Subsidiary described in clause (B) below, (B) that attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors (or the appropriate duly authorized committee thereof), of such Additional
     Subsidiary authorizing the execution, delivery and performance of the Additional Subsidiary Agreement and all other Loan Documents to which such Additional
     Subsidiary is a party delivered by such Additional
     Subsidiary and the borrowings hereunder by such Additional Subsidiary, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (C) that the certificate or articles of incorporation of such Additional Subsidiary have not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to clause (i) above, and (D) as to the incumbency and specimen signature of each officer of such Additional Subsidiary executing the Additional
     Subsidiary Agreement delivered by such Additional
     Subsidiary, any other Loan Document or any other document delivered in connection herewith or therewith;
     (iii) a certificate of another officer as to the incumbency and specimen signature of the Secretary or Assistant Secretary executing the certificate pursuant to (ii) above and (iv) such other documents as the Lenders, the Issuing Banks or Cravath, Swaine & Moore, counsel for the Administrative Agent, may reasonably request.

          (d) The Administrative Agent shall have received a copy of the Additional Subsidiary Agreement executed by such Additional Subsidiary, the Guarantor and the Administrative Agent.

          (e) The Administrative Agent shall have received a certificate, dated the date of the Additional Subsidiary
     Agreement and signed by a Financial Officer of Beneficial, confirming (i) that the representations and warranties set forth in Article III hereof are true and correct in all material respects on the date of such Additional Subsidiary Agreement and (ii) compliance with the conditions precedent set forth in paragraph (c) of
     Section 4.01.

          (f) The Administrative Agent shall have received all Fees and other amounts due and payable on or prior to such date, if any.

          (g) All requisite Governmental Authorities and third parties shall have approved or consented to the transactions contemplated hereby and by the other Loan
     Documents and there shall be no governmental or judicial action, actual or threatened, that has or could have a reasonable likelihood of restricting, preventing or imposing burdensome conditions on the transactions contemplated hereby or thereby.


ARTICLE V.  AFFIRMATIVE COVENANTS

          Each of the Loan Parties covenants and agrees with each Lender that so long as this Agreement shall remain in effect and until the Commitments have been terminated and the principal of and interest on each Loan, all Fees and all other expenses or amounts payable under any Loan Document shall have been paid in full and all Letters of Credit have been canceled or have expired and all amounts drawn thereunder have been reimbursed in full, unless the Required
Lenders shall otherwise consent in writing, each of the Loan
Parties will, and will cause each of the Subsidiaries to:

          Section 5.01.  Existence; Businesses and
Properties. (a) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence, except as otherwise expressly permitted under Section 6.03.

          (b) Do or cause to be done all things necessary to obtain, preserve, renew, extend and keep in full force and effect the rights, licenses, permits, franchises, authorizations, patents, copyrights, trademarks and trade names material to the conduct of its business; comply with all applicable laws, rules, regulations and decrees and orders of any Governmental Authority, whether now in effect or hereafter enacted, except where the failure so to comply could not reasonably be expected to result in a Material
Adverse Effect; and at all times maintain and preserve all property material to the conduct of such business and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.

          Section 5.02. Obligations and Taxes. Pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property, before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise that, if unpaid, might give rise to a Lien upon such properties or any part thereof, the amounts of which are material to the business, assets, operations, prospects or condition, financial or otherwise, of Beneficial and the Subsidiaries, taken as a whole; provided, however, that such payment and discharge shall not be required with respect to any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and Beneficial or such Borrower shall have set aside on its books adequate reserves with respect thereto in accordance with GAAP.

          Section 5.03.  Financial Statements, Reports, etc.
In the case of Beneficial, furnish to the Administrative
Agent and with sufficient copies for each Lender:

          (a) within 120 days after the end of each fiscal year, its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows showing the financial condition of Beneficial and its Consolidated Subsidiaries as of the close of such fiscal year and the results of its operations and the operations of such Subsidiaries during such year, all audited by Deloitte & Touche LLP or other independent public accountants of recognized national standing and accompanied by an opinion of such accountants to the effect that such consolidated financial statements fairly present the financial condition and results of operations of Beneficial and its Consolidated
     Subsidiaries on a consolidated basis in accordance with GAAP consistently applied (provided, however, that no such financial statements or opinion need be so delivered if Beneficial shall have delivered to the Administrative
     Agent its annual report for the relevant year containing such financial statements and opinion required to be delivered under this sub-paragraph (a));

     (b) within 90 days after the end of each of the first three fiscal quarters of each fiscal year, its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows showing the financial condition of Beneficial and its Consolidated Subsidiaries as of the close of such fiscal quarter and the results of its operations and the operations of such Subsidiaries during such fiscal quarter and the then elapsed portion of the fiscal year, all certified by one of its Financial Officers as fairly presenting the financial condition and results of operations of Beneficial and its Consolidated
     Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments (provided, however, that no such financial statements or certificate need be so delivered if Beneficial shall have delivered to the Administrative
     Agent its quarterly report for the relevant quarter containing such financial statements and certificate required to be delivered under this sub-paragraph (b));

     (c) concurrently with any delivery of financial statements under sub-paragraph (a) above, a certificate of the accounting firm or Financial Officer opining on or certifying such statements (which certificate, when furnished by an accounting firm, may be limited to accounting matters and disclaim responsibility for legal interpretations) certifying that no Event of Default or Default has occurred or, if such an Event of Default or Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto;

     (d) promptly after the same become publicly available, each annual and quarterly report and each Current Report on Form 8-K, if any, filed by any Borrower or any Subsidiary with the Securities and Exchange
     Commission or any Governmental Authority succeeding to any or all of the functions of said Commission;

     (e) promptly after the same become publicly available, copies of any additional financial statements or reports as any Borrower shall send to financial institutions with which it has lines of credit or other agreements and promptly upon request, copies of all periodic and other reports, proxy statements and other materials filed by any Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed to its shareholders, as the case may be; and

     (f) promptly, from time to time, such other information regarding the operations, business affairs and financial condition of any Loan Party or any Subsidiary (including, without limitation, its consolidated balance sheets), or compliance with the terms of any Loan Document, as the Administrative Agent or any Lender may reasonably request.

       Section 5.04.  Litigation and Other Notices.
Furnish to the Administrative Agent for distribution to each Issuing Bank and each Lender prompt written notice of the following:

          (a) any Event of Default or Default, specifying the nature and extent thereof and the corrective action (if any) taken or proposed to be taken with respect thereto;

          (b) the filing or commencement of, or any threat or notice of intention of any person to file or commence, any action, suit or proceeding, whether at law or in equity or by or before any Governmental Authority, against any Loan Party or any Affiliate thereof that could reasonably be expected to materially impair (i) the ability of any Loan Party to perform any of its obligations under any Loan Document to which it is or will be a party or (ii) the rights of or benefits available to the Lenders under any Loan Document; and

          (c) any change in the ratings by S&P or Moody's of the Index Debt.

          Section 5.05.  Employee Benefits.  (a) Comply in
all material respects with the applicable provisions of ERISA and the Code and (b) furnish to the Administrative Agent (i) as soon as possible after, and in any event within 10 days after any Responsible Officer of Beneficial or any Borrower or any ERISA Affiliate knows or has reason to know that, any ERISA Event has occurred that, alone or together with any other ERISA Event could reasonably be expected to result in liability of any Loan Party in an aggregate amount exceeding
$100,000,000 or requiring payments exceeding $25,000,000 in any year, a statement of a Financial Officer of Beneficial setting forth details as to such ERISA Event and the action, if any, that the Loan Party proposes to take with respect thereto.

          Section 5.06.  Maintaining Records; Access to
Properties and Inspections. Keep proper books of record and account in which full, true and correct entries in conformity with GAAP and all requirements of law are made of all dealings and transactions in relation to its business and activities. Beneficial will permit any representatives designated by the Administrative Agent to visit Beneficial and inspect the financial records and the properties of Beneficial or any other Loan Party or any Subsidiary at reasonable times and as often as reasonably requested and to make extracts from and copies of such financial records, and permit any representatives designated by the Administrative
Agent to discuss the affairs, finances and condition of any Loan Party or any Subsidiary with the officers of Beneficial, and to the extent necessary, of any Loan Party or any other
Subsidiary and independent accountants therefor.

          Section 5.07.  Use of Proceeds.  Use the proceeds
of the Loans and request the issuance of Letters of Credit only for the purposes set forth in the preamble to this Agreement.

          Section 5.08.  Status of Obligations.  Ensure that
the obligations under the Loan Documents shall at all times be direct and general obligations of the applicable Loan
Party and shall at all times rank at least pari passu in all respects with all other present and future outstanding unsecured and unsubordinated indebtedness of such Loan Party.

         Section 5.09.  Business of Loan Parties and
Subsidiaries. Carry on and conduct, and cause each Subsidiary to carry on and conduct, its business in the financial services industry and do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted from time to time.


ARTICLE VI.  NEGATIVE COVENANTS

          Each of the Loan Parties covenants and agrees with each Lender that, so long as this Agreement shall remain in effect and until the Commitments have been terminated and the principal of and interest on each Loan, all Fees and all other expenses or amounts payable under any Loan Document have been paid in full and all Letters of Credit have been cancelled or have expired and all amounts drawn thereunder have been reimbursed in full, unless the Required Lenders shall otherwise consent in writing, neither Beneficial nor any Borrower will:

          Section 6.01.  Liens.  Create, incur, assume or
permit to exist, nor will they cause or permit any of the Consolidated Subsidiaries to create, incur, assume or permit to exist, any Lien on any property or assets (including stock or other securities of any Person, including any Subsidiary) now owned or hereafter acquired by it or on any income or revenues or rights in respect of any thereof, securing any obligation unless contemporaneously therewith effective provision is made to secure the Lenders equally and ratably with such obligation for so long as such obligation is so secured; provided, however, that the foregoing restrictions of this Section 6.01 shall not prevent or be deemed to prohibit:

          (a) any Liens on property or assets of Beneficial and the Consolidated Subsidiaries existing on the date hereof; provided that such Liens shall secure only those obligations which they secure on the date hereof;

          (b) any Lien existing on any property or asset at the date of acquisition thereof by Beneficial or any Consolidated Subsidiary whether or not the Indebtedness secured by such Lien is assumed or guaranteed by Beneficial or any Consolidated Subsidiary; provided that such Lien does not extend to any other property or assets of Beneficial or any Consolidated Subsidiary;

          (c) any deposits or pledges of any property or asset of Beneficial or any Consolidated Subsidiary with or any other form of Lien given to any Governmental
     Authority or any body created or approved by law or governmental regulation in order to entitle Beneficial or such Consolidated Subsidiary to maintain self insurance, or to participate in any fund in connection with workmen's compensation, disability benefits, unemployment insurance, old age pensions, or other social benefits or to share in any privileges or other benefits available to companies participating in any such arrangement or for liability or any insurance risks or for any other purpose at any time required by law or governmental regulation in connection with the transaction of any business or the exercise of any privilege or license; or deposits of assets of Beneficial or a Consolidated Subsidiary with any surety company or clerk of any court, or in escrow, as collateral in connection with, or in lieu of, any bond on appeal by Beneficial or such Consolidated Subsidiary from any judgment or decree against it, or in connection with any other proceedings in actions at law or in equity or in admiralty by or against Beneficial or any Consolidated Subsidiary;

     (d) purchases of property or assets upon conditional sale agreements or lease agreements or conditional sale and lease agreements;

     (e) (i) in favor of any lender of moneys or holder of commercial paper, a banker's lien or a right of offset on moneys of Beneficial or a Consolidated
     Subsidiary (A) deposited with such lender or holder in the ordinary course of business or (B) lent or otherwise made available to such lender, or to an affiliate thereof, in connection with the obtaining from such lender of borrowings in currencies other than U.S.
     dollars, (ii) Liens for taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any of its property, real or personal, or upon any part thereof if the same shall not at the time be due and payable, or are being contested in good faith by appropriate proceedings, and
     (iii) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens, for sums not yet due or being contested in good faith by appropriate proceedings;

     (f) zoning restrictions, easements, rights-of-way, restrictions on use of real property and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount and do not materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the business of Beneficial or any of the Consolidated Subsidiaries;

     (g) any Liens securing Indebtedness or other obligations of a Consolidated Subsidiary owing to Beneficial;

     (h) purchase money mortgages or pledges or other purchase money Liens upon any property hereafter acquired by Beneficial or such Consolidated Subsidiary, which shall include mortgages, pledges or Liens securing the payment of any part of or all the purchase price of such property or securing any Indebtedness incurred or committed to prior to, at the time of or within 90 days after the acquisition of such property for the purpose of financing any part of the purchase price thereof;

     (i) any Liens on property, assets or shares of stock of a Consolidated Subsidiary at the time such Subsidiary becomes a Consolidated Subsidiary;

     (j) Liens to secure any refinancing, refunding, extension, renewal or replacement (or successive refinancings, refundings, extensions, renewals or replacements) as a whole, or in part, of any Indebtedness secured by any Lien referred to in the foregoing clauses (a), (b), (h) and (i); provided, however, that (x) such new Lien shall be limited to all or part of the same property that secured the original
     Lien (plus improvements on such property) and (y) the Indebtedness secured by such Lien at such time is not increased to any amount greater than the sum of (A) the outstanding principal amount or, if greater, committed amount of Indebtedness described under clauses (a), (b),
     (h) and (i) above at the time the original Lien became a permitted Lien under this Section 6.01 and (B) an amount necessary to pay any fees and expenses, including premiums, related to such refinancing, refunding, extension, renewal and replacement;

     (k) in connection with any Consolidated Subsidiary operating outside the territorial limits of the United
     States of America, any Lien of any kind upon any of its properties of any character to secure, in the ordinary course of business, its Indebtedness for money borrowed outside the territorial limits of the United States of America if, in the countries in which it incurs such Indebtedness it is necessary or appropriate to borrow on a secured basis or to deposit collateral to secure all or any of its obligations; and

     (l) (i) other consensual Liens in the ordinary course of business of Beneficial or any Consolidated
     Subsidiary that secure Indebtedness, which, in accordance with GAAP, would not be included in total liabilities as shown on Beneficial's consolidated balance sheet, or (ii) Liens created by Beneficial or any Consolidated Subsidiary in connection with a transaction intended by Beneficial or such Consolidated
     Subsidiary to be a sale of the properties or assets of Beneficial or such Consolidated Subsidiary, provided that the Lien is upon any or all of the properties or assets intended to be sold, the income from such properties or assets and/or the proceeds of such properties or assets.

          Notwithstanding the provisions of this Section
6.01, Beneficial or any Consolidated Subsidiary may, without equally and ratably securing the Lenders hereunder, create, incur, assume or permit to exist any Lien on any property or assets not excepted by subsections (a) through (l) hereof to secure Indebtedness of Beneficial or any Consolidated
Subsidiary, if the aggregate amount of such Indebtedness existing at such time and secured by Liens not so excepted, and the aggregate Value of the Sale and Lease-Back
Transactions permitted under subsection (ii) of Section 6.02, does not exceed an amount equal to 10% of the Consolidated
Net Worth at such time.

          Section 6.02.  Sale and Lease-Back Transactions.
Enter into, nor will they cause or permit any of the Consolidated Subsidiaries to enter into, any Sale and Lease-
Back Transactions unless (i) Beneficial or such Consolidated
Subsidiary would be entitled to create a Lien on such property securing Indebtedness in an amount equal to the Value with respect to such Sale and Lease-Back Transaction without equally and ratably securing the Lenders pursuant to
Section 6.01 or (ii) the net proceeds from such Sale and Lease-Back Transaction are at least equal to the fair value
(as determined by the Board of Directors) of such property and Beneficial or such Consolidated Subsidiary shall apply or cause to be applied an amount in cash equal to such net proceeds to (x) the acquisition of property, within six months of the effective date of any such Sale and Lease-Back
Transaction or (y) the retirement, within 30 days of the effective date of any such sale and Lease-Back Transaction, of Indebtedness.

          Section 6.03.  Mergers, Consolidations, Sales of
Assets and Acquisitions. Consolidate with any other Person or permit a merger of any other Person into it or merge into any other Person, or sell its properties and assets as, or substantially as, an entirety, except upon the terms and conditions set forth in this Section 6.03. Nothing contained in this Agreement shall be deemed to prevent the consolidation or merger of Beneficial with or into any other corporation, or the merger into Beneficial of any other corporation, or the sale by Beneficial of its property and assets as, or substantially as, an entirety, or otherwise;
provided, however, that: (a) in case of any such consolidation or merger, the corporation resulting from such consolidation or any corporation other than Beneficial into which Beneficial shall merge shall succeed to and be substituted for Beneficial with the same effect as if Beneficial had been named as a Loan Party herein and shall become liable and be bound for, and shall expressly assume, the due and punctual payment of all obligations and the performance and observance of each and every covenant, agreement and condition of this Agreement on Beneficial's part to be performed or observed; (b) as a condition of any such sale of the property and assets of Beneficial as, or substantially as, an entirety, the corporation to which such property and assets shall be sold shall (1) expressly assume, as a part of the purchase price thereof, the due and punctual payment of all obligations and the performance and observance of all the covenants, agreements and conditions of this Agreement on Beneficial's part to be performed or observed, and (2) simultaneously with the delivery to Beneficial of the conveyances or instruments of transfer of such property and assets, execute and deliver to the Administrative Agent a proper agreement in form and substance satisfactory to the Administrative Agent, whereby such purchasing corporation shall so assume the due and punctual payment of all obligations and the performance and observance of each and every covenant, agreement and condition of this Agreement on Beneficial's part to be performed or observed, to the same extent that Beneficial is bound and liable; and (c) in the case of any such consolidation, merger, or sale, immediately after giving effect thereto, no Event of Default or Default shall have occurred and be continuing.

          Upon any consolidation or merger, or any sale of the properties and assets of Beneficial as, or substantially as, an entirety in accordance with the provisions of this
Section 6.03, the corporation formed by such consolidation or into which Beneficial shall have been merged or to which such sale shall have been made shall succeed to and be substituted for Beneficial with the same effect as if Beneficial had been named herein as a party hereto, and thereafter from time to time such corporation may exercise each and every right and power of Beneficial under this Agreement in its own name; and any act or proceeding by any provision of this Agreement required or permitted to be done by any board or officer of Beneficial may be done with like force and effect by the like board or officer of any corporation that shall at the time be the successor of Beneficial hereunder.

          Nothing contained in this Agreement shall be deemed to prevent the consolidation or merger of any Borrower (other than Beneficial) with or into Beneficial or any other corporation, or the sale by such Borrower of its property and assets as, or substantially as, an entirety, or otherwise;
provided, however, that any such Borrower prior to entering into any such transaction with any other corporation (other than Beneficial) shall (i) prepay all of its outstanding CD
Borrowings, Eurodollar Revolving Credit Borrowings and ABR
Borrowings, in whole, pursuant to Section 2.12 and (ii) have Beneficial assume all of its outstanding Competitive
Borrowings and Short-Term Loans.

          Section 6.04.  Consolidated Net Worth.  Permit at
any time Consolidated Net Worth to be less than $1,000,000,000.


ARTICLE VII.  EVENTS OF DEFAULT

          In case of the happening of any of the following events ("Events of Default"):

          (a) any representation or warranty made or deemed made in or in connection with any Loan Document or the borrowings or issuances of Letters of Credit hereunder, or any representation, warranty, statement or information contained in any report, certificate, financial statement or other instrument furnished in connection with or pursuant to any Loan Document, shall prove to have been false or misleading in any material respect when so made, deemed made or furnished;

          (b) default shall be made in the payment of any principal of any Loan or the reimbursement with respect to any L/C Disbursement when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

          (c) default shall be made in the payment of any interest on any Loan or any Fee or L/C Disbursement or any other amount (other than an amount referred to in (b) above) due under any Loan Document (other than the Guarantee Agreement), when and as the same shall become due and payable, and such default shall continue unremedied for a period of five Business Days;

          (d) default shall be made in the due observance or performance by any Loan Party or any Subsidiary of any covenant, condition or agreement contained in Section
     5.01(a), 5.04 or 5.07 or in Article VI;

          (e) default shall be made in the due observance or performance by any Loan Party or any Subsidiary of any covenant, condition or agreement contained in any Loan
     Document (other than the Guarantee Agreement) (other than those specified in (b), (c) or (d) above) and such default shall continue unremedied for a period of 30 days after written notice thereof from the Administrative Agent or any Lender to Beneficial;

          (f) any Loan Party or any Subsidiary shall fail to pay any principal or interest, regardless of amount, due in respect of any Indebtedness in a principal amount in excess of $50,000,000, individually or in the aggregate, when and as the same shall become due and payable (after giving effect to any original, contractual grace period);

          (g) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of any Loan Party, any Selected Subsidiary or any 10%
     Subsidiaries or of a substantial part of the property or assets of any Loan Party, any Selected Subsidiary or any 10% Subsidiaries, under Title 11 of the United States
     Code, as now constituted or hereafter amended, or any other Federal, state or foreign bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for any Loan Party, any Selected
     Subsidiary or any 10% Subsidiaries or for a substantial part of the property or assets of a Loan Party or any such Subsidiary or (iii) the winding-up or liquidation of any Loan Party, any Selected Subsidiary or any 10%
     Subsidiaries; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

          (h) any Loan Party, any Selected Subsidiary or any
     10% Subsidiaries shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other Federal, state or foreign bankruptcy, insolvency, receivership or similar law, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or the filing of any petition described in

         (g) above, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for any Loan Party, any Selected Subsidiary or any 10% Subsidiaries or for a substantial part of the property or assets of any Loan
     Party, any Selected Subsidiary or any 10% Subsidiaries,
     (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding,
     (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or (vii) take any action for the purpose of effecting any of the foregoing;

         (i) one or more judgments for the payment of money in an aggregate amount in excess of $50,000,000 shall be rendered against any Loan Party, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 90 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to levy upon assets or properties of any Loan Party or any Subsidiary or to enforce any such judgment;

          (j) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other such ERISA Events, could reasonably be expected to result in liability of Beneficial and its ERISA
     Affiliates in an aggregate amount exceeding $200,000,000 or to require payments exceeding $50,000,000 in any year;

          (k) there shall have occurred a Change in Control;
     or

          (l) if the Guarantor shall default in the payment or performance of any of its obligations under the Guarantee
     Agreement;

then, and in every such event (other than an event with respect to any Loan Party described in paragraph (g) or (h) above), and at any time thereafter during the continuance of such event, the Administrative Agent may with the consent of the Required Lenders, and at the request of the Required
Lenders shall, by notice to Beneficial, take either or both of the following actions, at the same or different times: (i) terminate forthwith the Commitments and (ii) declare the Loans then outstanding to be forthwith due and payable in whole or in part, whereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of Beneficial and the Borrowers accrued hereunder and under any other Loan Document, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by Beneficial and each Borrower, anything contained herein or in any other Loan Document to the contrary notwithstanding; and in any event with respect to any Loan Party described in paragraph (g) or (h) above, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Loan
Parties accrued hereunder and under any other Loan Document, shall automatically become due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by each Loan Party, anything contained herein or in any other Loan Document to the contrary notwithstanding.


ARTICLE VIII.  THE ADMINISTRATIVE AGENT

          In order to expedite the transactions contemplated by this Agreement, Credit Suisse is hereby appointed to act as Administrative Agent on behalf of the Lenders and the Issuing
Banks. Each of the Lenders and each assignee of any such Lender, hereby irrevocably authorizes the Administrative Agent to take such actions on behalf of such Lender or assignee or such Issuing Bank and to exercise such powers as are specifically delegated to the Administrative Agent by the terms and provisions hereof and of the other Loan Documents, together with such actions and powers as are reasonably incidental thereto. The Administrative Agent is hereby expressly authorized by the Lenders and the Issuing Banks, without hereby limiting any implied authority, (a) to receive on behalf of the Lenders and the Issuing Banks all payments of principal of and interest on the Loans (other than Short-Term
Loans), all payments in respect of L/C Disbursements and all other amounts due to the Lenders hereunder, and promptly to distribute to each Lender or each Issuing Bank its proper share of each payment so received; (b) to give notice on behalf of each of the Lenders to Beneficial of any Event of Default specified in this Agreement of which the Administrative Agent has actual knowledge acquired in connection with its agency hereunder; and
(c) to distribute to each Lender copies of all notices, financial statements and other materials delivered by any Loan Party pursuant to this Agreement or the other Loan Documents as received by the Administrative Agent.

          Neither the Administrative Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted by any of them except for its or his acts or omissions that constitute its or his own gross negligence or wilful misconduct, or be responsible for any statement, warranty or representation herein or the contents of any document delivered in connection herewith, or be required to ascertain or to make any inquiry concerning the performance or observance by any Loan Party of any of the terms, conditions, covenants or agreements contained in any Loan Document. The Administrative Agent shall not be responsible to the Lenders for the due execution, genuineness, validity, enforceability or effectiveness of this Agreement or any other Loan Documents, instruments or agreements. The
Administrative Agent shall in all cases be fully protected in acting, or refraining from acting, in accordance with written instructions signed by the Required Lenders and, except as otherwise specifically provided herein, such instructions and any action or inaction pursuant thereto shall be binding on all the Lenders. The Administrative Agent shall, in the absence of knowledge to the contrary, be entitled to rely on any instrument or document reasonably believed by it in good faith to be genuine and correct and to have been signed or sent by the proper Person or Persons. Neither the Administrative Agent nor any of its directors, officers, employees or agents shall have any responsibility to any Loan
Party on account of the failure of or delay in performance or breach by any Lender or any Issuing Bank of any of its obligations hereunder or to any Lender or any Issuing Bank on account of the failure of or delay in performance or breach by any other Lender or Issuing Bank or any Loan Party of any of their respective obligations hereunder or under any other Loan
Document or in connection herewith or therewith.  The
Administrative Agent may execute any and all duties hereunder by or through agents or employees and shall be entitled to rely upon the advice of legal counsel selected by it with respect to all matters arising hereunder and shall not be liable for any action taken or suffered in good faith by it in accordance with the advice of such counsel.

            The Lenders hereby acknowledge that the
Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement unless it shall be requested in writing to do so by the Required Lenders.

          Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by notifying the Lenders and Beneficial. Upon any such resignation, the Required Lenders shall have the right to appoint a successor.
If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative
Agent may, on behalf of the Lenders, appoint a successor
Administrative Agent which shall be a bank with an office in New York, New York, having a combined capital and surplus of at least $500,000,000 or an Affiliate of any such bank. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor bank, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent and the retiring
Administrative Agent shall be discharged from its duties and obligations hereunder. After the Administrative Agent's resignation hereunder, the provisions of this Article and
Section 9.05 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.

          With respect to the Loans made by it hereunder, the Administrative Agent in its individual capacity and not as Administrative Agent shall have the same rights and powers as any other Lender and may exercise the same as though it were not the Administrative Agent, and the Administrative Agent and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with any Loan Party or any Subsidiary or other Affiliate thereof as if it were not Administrative Agent.

          Each Lender agrees (a) to reimburse the
Administrative Agent, on demand, in the amount of its pro rata share (based on its Commitment hereunder) of any expenses incurred for the benefit of the Lenders by the Administrative
Agent, including counsel fees and compensation of agents and employees paid for services rendered on behalf of the Lenders, that shall not have been reimbursed by any Loan Party;
provided that the Administrative Agent shall repay any amount paid over to it (net of all out-of-pocket expenses of the Administrative Agent) to such Lender to the extent that the Administrative Agent shall have recovered such expenses from any Loan Party and (b) to indemnify and hold harmless the Administrative Agent and any of its directors, officers, employees or agents, on demand, in the amount of such pro rata share, from and against any and all liabilities, taxes, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by or asserted against it in its capacity as the Administrative Agent or any of them in any way relating to or arising out of this Agreement or any other Loan Document or any action taken or omitted by it or any of them under this Agreement or any other
Loan Document, to the extent the same shall not have been reimbursed by any Loan Party, provided that no Lender shall be liable to the Administrative Agent or any such other indemnified Person for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements are determined by a court of competent jurisdiction to have resulted from the gross negligence or wilful misconduct of the Administrative
Agent or any of its directors, officers, employees or agents.

          Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each
Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other
Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement or any other Loan Document, any related agreement or any document furnished hereunder or thereunder.

ARTICLE IX.  MISCELLANEOUS

          Section 9.01.  Notices.  Notices and other
communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

          (a) if to Beneficial, to it at One Christina Centre, 301 North Walnut Street, 18th Floor, Wilmington, Delaware
     19801, Attention of Corporate Secretary (telecopy number
     (302) 425-2518), with a copy to it at 300 Beneficial
     Center, Peapack, New Jersey 07977, Attention of Corporate
     Treasurer (Telecopy No. (908) 781-3623) and if to an
     Eligible Subsidiary, to it at One Christina Centre, 301
     North Walnut Street, 18th Floor, Wilmington, Delaware
     19801, Attention of Corporate Secretary (telecopy number
     (302) 425-2518), with a copy to it at Beneficial as set forth above;

          (b) if to the Administrative Agent, to it at 12 East
     49th Street, New York, New York 10017, Attention of
     Agency Group (Telecopy No. (212) 238-5073); and

          (c) if to a Lender, to it at its address (or telecopy number) set forth on Schedule 2.01 or in the Assignment and Acceptance pursuant to which such Lender shall have become a party hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy or on the date five Business days after dispatch by certified or registered mail if mailed, in each case delivered, sent or mailed (properly addressed) to such party as provided in this
Section 9.01 or in accordance with the latest unrevoked direction from such party given in accordance with this
Section 9.01.

          Section 9.02.  Survival of Agreement.  All
covenants, agreements, representations and warranties made by the Loan Parties herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the Lenders and the Issuing Banks and shall survive the making by the Lenders of the Loans and the issuance of Letters of Credit by the Issuing
Banks, regardless of any investigation made by the Lenders or the Issuing Banks or on their behalf, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any Fee or any other amount payable under this Agreement or any other Loan Document is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not been terminated. The provisions of Sections 2.13, 2.15, 2.19 and 9.05 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the expiration of the Commitments, the expiration of any Letter of Credit, the invalidity or unenforceability of any term or provision of this Agreement or any other Loan
Document, or any investigation made by or on behalf of the Administrative Agent, any Lender or any Issuing Bank.

          Section 9.03.  Binding Effect.  This Agreement shall
become effective when it shall have been executed by each Loan
Party and the Administrative Agent and when the Administrative
Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective permitted successors and assigns.

          Section 9.04.  Successors and Assigns.  (a)
Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the permitted successors and assigns of such party; and all covenants, promises and agreements by or on behalf of each Loan Party, the Administrative Agent, the Issuing Banks or the
Lenders that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns.

          (b)  Each Lender may assign to one or more
assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it);
provided, however, that (i) except in the case of an assignment to a Lender or an Affiliate of such Lender, (x)
Beneficial (but only to the extent that no Default or Event of Default has occurred and is continuing) and the Administrative
Agent (and, in the case of any assignment of a Commitment, each Issuing Bank) must give their prior written consent to such assignment (which consents shall not be unreasonably withheld) and (y) the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $10,000,000 (or, if less, the entire remaining amount of such Lender's Commitment), (ii) the parties to each such assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500 and
(iii) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire.
Upon acceptance and recording pursuant to paragraph (e) of this Section 9.04, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof,
(A) the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement and (B) the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections
2.13, 2.15, 2.19 and 9.05, as well as to any Fees accrued for its account and not yet paid).

          (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows: (i) such assigning Lender warrants that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim and that its Commitment, and the outstanding balances of its Revolving Loans and Competitive Loans, in each case without giving effect to assignments thereof which have not become effective, are as set forth in such Assignment and Acceptance, (ii) except as set forth in (i) above, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto, or the financial condition of any Loan Party or any Subsidiary or the performance or observance by any Loan Party or any Subsidiary of any of its obligations under this Agreement, any other Loan Document or any other instrument or document furnished pursuant hereto;
(iii) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance; (iv) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements referred to in Section 3.05 or delivered pursuant to Section 5.03 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (v) such assignee will independently and without reliance upon the Administrative Agent, such assigning Lender or any other
Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement;
(vi) such assignee appoints and authorizes the Administrative
Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

          (d) The Administrative Agent, acting for this purpose as an agent of the Borrowers, shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time
(the "Register"). The entries in the Register shall be conclusive and the Borrowers, the Administrative Agent, the Issuing Banks and the Lenders may treat each person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The
Register shall be available for inspection by Beneficial, any Issuing Bank and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

           (e)  Upon its receipt of a duly completed
Assignment and Acceptance executed by an assigning Lender and an assignee, an Administrative Questionnaire completed in respect of the assignee (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) above and, if required, the written consent of Beneficial, each Issuing Bank and the Administrative Agent to such assignment, the Administrative
Agent shall (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and
(iii) give prompt notice thereof to the Lenders and the Issuing Banks. No assignment shall be effective unless it has been recorded in the Register as provided in this paragraph
(e).

          (f)  Each Lender may without the consent of
Beneficial, the Borrowers, any Issuing Bank or the Administrative Agent sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other entities shall be entitled to the benefit of the cost protection provisions contained in Sections 2.13, 2.15 and
2.19 to the same extent as if they were Lenders and (iv) Beneficial, the Borrowers, the Administrative Agent, the Issuing Banks and the Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement, and such Lender shall retain the sole right to enforce the obligations of Beneficial, the Borrowers relating to the Loans or L/C Disbursements and to approve any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers decreasing any Facility Fees, L/C Participation Fees or
Utilization Fees payable hereunder or the amount of principal of or the rate at which interest is payable on the Loans, extending any scheduled principal payment date or date fixed for the payment of interest on the Loans, extending any payment date on any Facility Fees, L/C Participation Fees or Utilization Fees or increasing or extending the Commitments or releasing the Guarantor).

          (g) Any Lender or participant may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.04, disclose to the assignee or participant or proposed assignee or participant any information relating to the Loan Parties furnished to such Lender by or on behalf of the Loan Parties; provided that, prior to any such disclosure of information designated by the Loan Parties as confidential, each such assignee or participant or proposed assignee or participant shall execute an agreement whereby such assignee or participant shall agree
(subject to customary exceptions) to preserve the confidentiality of such confidential information on terms no less restrictive than those applicable to the Lenders pursuant to Section 9.16.

          (h) Any Lender may at any time assign all or any portion of its rights under this Agreement to a Federal
Reserve Bank to secure extensions of credit by such Federal
Reserve Bank to such Lender; provided that no such assignment shall release a Lender from any of its obligations hereunder or substitute any such Bank for such Lender as a party hereto.
In order to facilitate such an assignment to a Federal Reserve
Bank, the applicable Borrower shall, at the request of the assigning Lender, duly execute and deliver to the assigning
Lender a promissory note or notes evidencing the Loans made to such Borrower by the assigning Lender hereunder.

          (i) Except as set forth in this Agreement, no Loan
Party shall assign or delegate any of its rights or duties hereunder without the prior written consent of the Administrative Agent, each Issuing Bank and each Lender, and any attempted assignment without such consent shall be null and void.

          Section 9.05.  Expenses; Indemnity.  (a) The
Borrowers and Beneficial agree, jointly and severally, to pay all out-of-pocket expenses incurred by the Administrative
Agent in connection with the syndication of the credit facilities provided for herein and the preparation and administration of this Agreement and the other Loan Documents or in connection with any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions hereby or thereby contemplated shall be consummated) or incurred by the Administrative Agent or any Lender in connection with the enforcement or protection of its rights in connection with this Agreement and the other Loan
Documents or in connection with the Loans made or Letters of Credit issued hereunder, including the fees, charges and disbursements of Cravath, Swaine & Moore, counsel for the Administrative Agent, and, in connection with any such enforcement or protection, the fees, charges and disbursements of any other counsel (including the allocated costs of in-house counsel) for the Administrative Agent or any Issuing
Bank or Lender.

          (b) The Borrowers and Beneficial agree, jointly and severally, to indemnify the Administrative Agent, each Lender and each Issuing Bank, each Affiliate of any of the foregoing persons and each of their respective directors, officers, employees and agents (each such person being called an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees, charges and disbursements, incurred by or asserted against any Indemnitee arising out of, in any way connected with, or as a result of (i) the execution or delivery of this Agreement or any other Loan Document or any agreement or instrument contemplated thereby, the performance by the parties thereto of their respective obligations thereunder or the consummation of the Transactions and the other transactions contemplated thereby, (ii) the use of the proceeds of the Loans or the Letters of Credit, or (iii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or wilful misconduct of such Indemnitee.

          (c) The provisions of this Section 9.05 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the expiration of the Commitments, the expiration of any Letter of Credit, the invalidity or unenforceability of any term or provision of this Agreement or any other Loan Document, or any investigation made by or on behalf of the Administrative Agent, any Lender or any Issuing
Bank. All amounts due under this Section 9.05 shall be payable on written demand therefor.

          Section 9.06.  Right of Setoff.  If an Event of
Default shall have occurred and be continuing, each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of any Borrower or Beneficial against any of and all the obligations of any Borrower or Beneficial now or hereafter existing under this Agreement and other Loan Documents held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement or such other Loan
Document and although such obligations may be unmatured. The rights of each Lender under this Section 9.06 are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

          Section 9.07.  Applicable Law.  THIS AGREEMENT AND
THE OTHER LOAN DOCUMENTS (OTHER THAN LETTERS OF CREDIT AND AS
EXPRESSLY SET FORTH IN OTHER LOAN DOCUMENTS) SHALL BE
CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE
STATE OF NEW YORK, WITHOUT REGARD TO THE PRINCIPLES OF
CONFLICTS OF LAWS THEREOF.  EACH LETTER OF CREDIT SHALL BY ITS
TERMS BE GOVERNED BY, AND SHALL BE CONSTRUED IN ACCORDANCE
WITH, THE UNIFORM CUSTOMS AND PRACTICE FOR DOCUMENTARY CREDITS
(1993 REVISION), INTERNATIONAL CHAMBER OF COMMERCE,
PUBLICATION NO. 500 (THE "UNIFORM CUSTOMS") AND, AS TO MATTERS
NOT GOVERNED BY THE UNIFORM CUSTOMS, THE LAWS OF THE STATE OF
NEW YORK.

          Section 9.08.  Waivers; Amendment.  (a) No failure
or delay of the Administrative Agent, any Lender or any Issuing Bank in exercising any power or right hereunder or under any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent, the Issuing Banks and the Lenders hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or any other Loan
Document or consent to any departure by any Loan Party therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on any Loan Party in any case shall entitle such Loan
Party to any other or further notice or demand in similar or other circumstances.

          (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers, Beneficial and the Required Lenders; provided, however, that no such agreement shall (i) decrease the principal amount of, or extend the maturity of or any scheduled principal payment date or date for the payment of any interest on any Loan or any date for reimbursement of an L/C Disbursement, or extend the payment date of any Facility
Fees, L/C Participation Fees or Utilization Fees or waive or excuse any such payment or any part thereof, or decrease the rate of interest on any Loan or L/C Disbursement, or amend or modify the provisions of Section 2.13, 2.15 or 2.19 without the prior written consent of each Lender affected thereby,
(ii) change or extend the Commitment or decrease the Facility
Fees, the L/C Participation Fees or the Utilization Fees of any Lender without the prior written consent of such Lender, or (iii) amend or modify the provisions of Section 2.16 or 9.04(i), the provisions of this Section, the definition of the term "Required Lenders" or release the Guarantor, without the prior written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent or any Issuing
Bank hereunder or under any other Loan Document without the prior written consent of the Administrative Agent or each Issuing Bank.

          Section 9.09.  Interest Rate Limitation.
Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan or participation in any L/C Disbursement, together with all fees, charges and other amounts which are treated as interest on such Loan or participation in such L/C Disbursement under applicable law
(collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan or participation in accordance with applicable law, the rate of interest payable in respect of such Loan or participation hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan or participation but were not payable as a result of the operation of this Section 9.09 shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or participations or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

          Section 9.10.  Entire Agreement.  This Agreement and
the other Loan Documents constitute the entire contract between the parties relative to the subject matter hereof. Any other previous agreement among the parties with respect to the subject matter hereof is superseded by this Agreement and the other Loan Documents. Nothing in this Agreement or in the other Loan Documents, expressed or implied, is intended to confer upon any party other than the parties hereto and thereto any rights, remedies, obligations or liabilities under or by reason of this Agreement or the other Loan Documents.

          Section 9.11.  WAIVER OF JURY TRIAL.  EACH PARTY
HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY
APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN
RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT
OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT OR ANY OF THE
OTHER LOAN DOCUMENTS.  EACH PARTY HERETO (A) CERTIFIES THAT NO
REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS
REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY
WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE
FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER
PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT
AND THE OTHER LOAN DOCUMENTS, AS APPLICABLE, BY, AMONG OTHER
THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS Section
9.11.

          Section 9.12.  Severability.  In the event any one
or more of the provisions contained in this Agreement or in any other Loan Document should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby (it being understood that the invalidity of a particular provision in a particular jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

          Section 9.13.  Counterparts.  This Agreement may be
executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original but all of which when taken together shall constitute a single contract, and shall become effective as provided in
Section 9.03. Delivery of an executed signature page to this Agreement by facsimile transmission shall be as effective as delivery of a manually signed counterpart of this Agreement.

          Section 9.14.  Headings.  Article and Section
headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

          Section 9.15.  Jurisdiction; Consent to Service of
Process. (a) Each of the Loan Parties hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New
York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the other Loan Documents, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Administrative Agent, any Issuing Bank or any Lender may otherwise have to bring any action or proceeding relating to this Agreement or the other Loan Documents against each Loan
Party or its properties in the courts of any jurisdiction.

          (b) Each of the Loan Parties hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or the other Loan Documents in any New York State or Federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

          (c) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

          Section 9.16.  Confidentiality.  The Administrative
Agent, each of the Issuing Banks and Lenders agrees to keep confidential (and to use its best efforts to cause its respective agents and representatives to keep confidential) the Information (as defined below) and all copies thereof, extracts therefrom and analyses or other materials based thereon, except that the Administrative Agent, any Issuing
Bank or any Lender shall be permitted to disclose Information
(a) to such of its respective officers, directors, employees, agents, affiliates and representatives as need to know such Information, (b) to the extent requested by any regulatory authority, (c) to the extent otherwise required by applicable laws and regulations or by any subpoena or similar legal process, (d) in connection with any suit, action or proceeding relating to this Agreement or any other Loan
Documents or (e) to the extent such Information (i) becomes publicly available other than as a result of a breach of this
Section 9.16 or (ii) becomes available to the Administrative
Agent, any Issuing Bank or any Lender on a nonconfidential basis from a source other than any Loan Party. For the purposes of this Section, "Information" shall mean all financial statements, certificates, reports, agreements and information (including all analyses, compilations and studies prepared by the Administrative Agent, any Issuing Bank or any Lender based on any of the foregoing) that are received from any Loan Party and related to such Loan Party, any shareholder of any Loan Party or any employee, customer or supplier of such Loan Party, other than any of the foregoing that were available to the Administrative Agent, any Issuing
Bank or any Lender on a nonconfidential basis prior to its disclosure thereto by any Loan Party, and which are in the case of Information provided after the date hereof, clearly identified at the time of delivery as confidential. The provisions of this Section 9.16 shall remain operative and in full force and effect regardless of the expiration and term of this Agreement.

          Section 9.17.  Termination of the Existing Credit
Agreements. Each of the undersigned Lenders, solely in its capacity as a lender under the Existing Credit Agreements to which it is a party with Beneficial, hereby waives any requirement for notice of termination provided for in such Agreements, and, assuming repayment of all amounts outstanding thereunder, each such Lender agrees that the Existing Credit Agreements to which each is a party shall terminate as of the date hereof (other than any provisions thereof that specifically survive the termination thereof).

          IN WITNESS WHEREOF, the parties hereto have caused
this Agreement to be duly executed by their respective
authorized officers as of the day and year first above
written.
                              BENEFICIAL CORPORATION,
                                 by
                                   /s/  Thomas P. McGough
                                   Name:  Thomas P. McGough
                                   Title: Senior Vice President-
                                          Finance and Treasurer

                              BENEFICIAL OKLAHOMA INC.,

                                 by
                                   /s/  Elizabeth A. Dawson
                                   Name:  Elizabeth A. Dawson
                                   Title: Vice President and Treasurer


                              BENEFICIAL MORTGAGE CO. OF
                              OKLAHOMA,

                                 by
                                   /s/  Elizabeth A. Dawson
                                   Name:  Elizabeth a. Dawson
                                   Title: Vice President and Treasurer


                              BENEFICIAL LOUISIANA INC.,

                                 by
                                   /s/  Elizabeth A. Dawson
                                   Name:  Elizabeth A. Dawson
                                   Title: Vice President and Treasurer


                              BENEFICIAL MORTGAGE CO. OF
                              LOUISIANA,

                                 by
                                   /s/  Elizabeth A. Dawson
                                   Name:  Elizabeth A. Dawson
                                   Title: Vice President and Treasurer

                              BENEFICIAL MORTGAGE CORPORATION,

                                  by
                                    /s/  Elizabeth A. Dawson
                                    Name:  Elizabeth A. Dawson
                                    Title: Vice President and Treasurer

                              BENEFICIAL HOMEOWNER SERVICE CORPORATION,

                                  by
                                    /s/  Elizabeth A. Dawson
                                    Name:  Elizabeth A. Dawson
                                    Title: Vice President and Treasurer

                              PERSONAL MORTGAGE CORPORATION,

                                  by
                                    /s/  Elizabeth A. Dawson
                                    Name:  Elizabeth A. Dawson
                                    Title: Vice President and Treasurer

                              CREDIT SUISSE, Administrative Agent,

                                  by
                                    /s/  Heather J. Riekenberg
                                    Name:  Heather J. Riekenberg
                                    Title: Associate

                                  by
                                    /s/  Ira Lubinsky
                                    Name:  Ira Lubinsky
                                    Title: Associate


                               BANK OF AMERICA NATIONAL TRUST
                               AND SAVINGS ASSOCIATION, individually and as Co-Arranger,

                                  by
                                    /s/  George Poon
                                    Name:  George Poon
                                    Title: Vice President


                               CHEMICAL BANK, individually and
                               as Co-Arranger,

                                  by
                                    /s/  George C. Johnson
                                    Name:  George C. Johnson
                                    Title: Vice President

                               UNION BANK OF SWITZERLAND, NEW
                               YORK BRANCH, individually and
                               as Co-Arranger,

                                  by
                                    /s/  Paul R. Morrison
                                    Name:  Paul R. Morrison
                                    Title: Assistant Vice President

                                  by
                                    /s/  Robert A. High
                                    Name:  Robert A. High
                                    Title: Assistant Treasurer


                               CREDIT SUISSE,

                                  by
                                    /s/  Christopher J. Eldin
                                    Name:  Christopher J. Eldin
                                    Title: Member of Senior Management

                                  by
                                    /s/  Andrea E. Shkane
                                    Name:  Andrea E. Shkane
                                    Title: Member of Senior Management


                               ABN AMRO BANK N.V. NEW YORK BRANCH,

                                  by
                                    /s/  Giovanni P. Fallone
                                    Name:  Giovanni P. Fallone
                                    Title: Vice President

                                  by
                                    /s/  David W. Eastep
                                    Name:  David W. Eastep
                                    Title: Credit Officer


                                BANCA DI ROMA S.P.A.,

                                   by
                                     /s/  Ralph L. Riehle
                                     Name:  Ralph L. Riehle
                                     Title: First Vice President

                                   by
                                     /s/  Luca Balestra
                                     Name:  Luca Balestra
                                     Title:  Assistant Vice President


                                BANK OF MONTREAL,

                                   by
                                     /s/  Joseph Bliss
                                     Name:  Joseph Bliss
                                     Title:  Director


                                THE BANK OF NEW YORK,

                                   by
                                     /s/  Maria C. Mamilovich
                                     Name:  Maria C. Mamilovich
                                     Title: Vice President


                                THE BANK OF NOVA SCOTIA,

                                   by
                                     /s/  John Campbell
                                     Name:  John Campbell
                                     Title: Unit Head


                                THE BANK OF TOKYO TRUST COMPANY,

                                   by
                                     /s/  Mark R. Marron
                                     Name:  Mark R. Marron
                                     Title:  Vice President


                                BANQUE NATIONALE DE PARIS,

                                   by
                                     /s/  Phil Truesdale
                                     Name:  Phil Truesdale
                                     Title:  Vice President

                                   by
                                     /s/  John S. McGill
                                     Name:  John S. McGill
                                     Title:  Vice President


                                CANADIAN IMPERIAL BANK OF COMMERCE,

                                   by
                                     /s/  Lu Ann Bowers
                                     Name:  Lu Ann Bowers
                                     Title: Authorized Signatory


                                THE CHASE MANHATTAN BANK, N.A.,

                                   by
                                     /s/  Susan F. Herzog
                                     Name:  Susan F. Herzog
                                     Title:  Vice President


                                COMERICA BANK,

                                   by
                                     /s/  Chris Georvassilis
                                     Name:  Chris Georvassilis
                                     Title:  Vice President


                                COMMERZBANK A.G.,

                                   by
                                     /s/  G. Rod McWalters  Michael D. Hintz
                                     Name:  G. Rod McWalters  Michael D. Hintz
                                     Title: Vice President    Vice President


                                DEUTSCHE BANK AG, NEW YORK
                                AND/OR CAYMAN ISLANDS BRANCHES,

                                   by
                                     /s/  Gayma Z. Shivnarain
                                     Name:  Gayma Z. Shivnarain
                                     Title: Vice President

                                   by
                                     /s/  Robert M. Powers
                                     Name:  Robert M. Powers
                                     Title: Associate


Credit Agreement dated as of    DEN DANSKE BANK AKTIESELSKAB, CAYMAN
November 15, 1995 among the     ISLANDS BRANCH,
Borrowers guaranteed by
Beneficial Corporation, various    by
Banks as Lenders and Credit Suisse   /s/  John A. O'Neill    Sonia Kataria
as Administrative Agent and        Name:  John A. O'Neill    Sonia Kataria
Arranger                           Title: Vice President     Assistant Vice
                                                             President

                                DG BANK,

                                   by
                                     /s/  Pamela D. Ingram   Robert B. Herber
                                     Name:  Pamela D. Ingram Robert B. Herber
                                     Title: Assistant Vice   Vice President
                                            President

                                DRESDNER BANK AG, NEW YORK AND
                                GRAND CAYMAN BRANCHES,

                                   by
                                     /s/  Craig Erickson
                                     Name:  Craig Erickson
                                     Title:  Vice President

                                   by
                                     /s/  Lucas Missong
                                     Name:  Lucas Missong
                                     Title:  Assistant Treasurer


                                FIRST FIDELITY BANK N.A.,

                                   by
                                     /s/  Mary Grace Finn
                                     Name:  Mary Grace Finn
                                     Title:  Vice President

                                FIRST HAWAIIAN BANK,

                                   by
                                     /s/  Kathryn A. Plumb
                                     Name:  Kathryn A. Plumb
                                     Title:  Vice President


                                FIRST INTERSTATE BANK OF CALIFORNIA,

                                   by
                                     /s/  Patrick McCormick  Jonathan S. David
                                     Name:  Patrick McCormick Jonathan S. David
                                     Title: Senior Vice       Assistant Vice
                                            President         President

                                THE FIRST NATIONAL BANK OF CHICAGO,

                                   by
                                     /s/  Peter Shimkus
                                     Name:  Peter Shimkus
                                     Title:  Corporate Banking Officer


                                THE FUJI BANK, LIMITED,

                                   by
                                     /s/  Gina M. Kearns
                                     Name:  Gina M. Kearns
                                     Title:  Vice President and Manager


                                LLOYDS BANK PLC,

                                   by
                                     /s/  Windsor R. Davies  Stephen J. Attree
                                     Name:  Windsor R. Davies Stephen J. Attree
                                     Title: Vice President    Assistant Vice
                                            and Manager       President


                                MELLON BANK, N.A.,

                                   by
                                     /s/ Inba Ponnusamy
                                     Name:  Inba Ponnusamy
                                     Title: Vice President


                                MIDLANTIC BANK, N.A.,

                                   by
                                     /s/  Eilleen McDonald
                                     Name:  Eilleen McDonald
                                     Title:  Assistant Vice President


                                THE MITSUBISHI BANK, LIMITED, NEW YORK BRANCH,

                                    by
                                      /s/  Robert J. Dilloff
                                      Name:  Robert J. Dilloff
                                      Title: Vice President


                                MORGAN GUARANTY TRUST COMPANY OF NEW YORK,

                                    by
                                      /s/  Richard J. Herder
                                      Name:  Richard J. Herder
                                      Title:  Vice President


                                NATIONSBANK OF GEORGIA, N.A.,

                                    by
                                      /s/  Betty E. Reed
                                      Name:  Betty E. Reed
                                      Title:  Senior Vice President


NATIONAL WESTMINSTER BANK PLC,  NATIONAL WESTMINSTER BANK PLC,
New York Branch                 NASSAU BRANCH

  by
    /s/  David L. Smith             by
    Name:  David L. Smith             /s/  David L. Smith
    Title:  Vice President            Name: David L. Smith
                                      Title:  Vice President


                                NORDDEUTSCHE LANDESBANK
                                GIRONZENTRALE, NEW YORK BRANCH
                                AND/OR CAYMAN ISLANDS BRANCH,

                                    by
                                      /s/  Stephen K. Hunter
                                      Name:  Stephen K. Hunter
                                      Title:  Senior Vice President

                                    by
                                      /s/  Stephanie Hoevermann
                                      Name:  Stephanie Hoevermann
                                      Title:  Vice President


                                PNC BANK, NATIONAL ASSOCIATION,

                                    by
                                      /s/  Karen L. Voight
                                      Name:  Karen L. Voight
                                      Title:  Vice President


                                THE SANWA BANK LIMITED, NEW YORK BRANCH,

                                    by
                                      /s/  Joseph E. Leo
                                      Name:  Joseph E. Leo
                                      Title:  Vice President and Area Manager


                                SHAWMUT BANK CONNECTICUT, N.A.,

                                    by
                                      /s/  Philip S. Walker, Jr., CFA
                                      Name:  Philip S. Walker, Jr., CFA
                                      Title: Vice President


                                 SOCIETE GENERALE,

                                    by
                                      /s/  Gordon SaintDenis
                                      Name:  Gordon Saint-Denis
                                      Title: Vice President


                                 THE SUMITOMO BANK, LIMITED, NEW YORK BRANCH,

                                    by
                                      /s/  Shuntaro Higashi
                                      Name:  Shuntaro Higashi
                                      Title: Joint General Manager


                                 UNITED STATES NATIONAL BANK OF OREGON,

                                     by
                                       /s/  Douglas A. Rich
                                       Name:  Douglas A. Rich
                                       Title: Vice President

                                 THE YASUDA TRUST AND BANKING
                                 COMPANY, LIMITED, NEW YORK BRANCH,

                                     by
                                       /s/  Patrick Owens
                                       Name:  Patrick Owens
                                       Title: First Vice President






                                               SCHEDULE 1.01



                   Eligible Subsidiaries



     Beneficial Oklahoma Inc.
     Beneficial Mortgage Co. of Oklahoma
     Beneficial Louisiana Inc.
     Beneficial Mortgage Co. of Louisiana
     Beneficial Mortgage Corporation
     Beneficial Homeowner Service Corporation
     Personal Mortgage Corporation



                                               SCHEDULE 2.01


                          Lenders


Name and Address of Lender                       Commitment


Credit Suisse                                   $175,000,000
12 East 49th Street, New York, NY 10017-1071
Tel:  (212) 238-5359
Fax:  (212) 238-5389
Attn:  Andrea Shkane

Bank of America NT&SA                           $175,000,000
335 Madison Avenue, New York, NY 10017
Tel:  (212) 503-7045
Fax:  (212) 503-7066
Attn:  George Poon

Chemical Bank                                   $150,000,000
270 Park Avenue, New York, NY 10017
Tel:  (212) 270-4133
Fax:  (212) 270-1789
Attn: George C. Johnson

Union Bank of Switzerland,                      $175,000,000
New York Branch
299 Park Avenue, New York, NY 10171
Tel:  (212) 821-3358/3862
Fax:  (212) 821-3383
Attn:  Paul R. Morrison/Robert A. High

ABN AMRO Bank N.V. New York Branch              $ 75,000,000
500 Park Avenue, New York, NY 10022
Tel:  (212) 446-4111
Fax:  (212) 446-4335
Attn:  Giovanni P. Fallone

Banca di Roma S.p.A.                            $ 30,000,000
34 East 51st Street, New York, NY l0022
Tel:  (212) 407-1772
Fax:  (212) 407-1740
Attn:  Ralph L. Riehle

Bank of Montreal                                $ 50,000,000
430 Park Avenue, New York, NY l0022
Tel:  (212) 605-1463
Fax:  (212) 605-1454
Attn:  Melanie L. Shorofsky

The Bank of New York                            $110,000,000
One Wall Street, New York, NY l0286
Tel:  (212) 635-6804
Fax:  (212) 635-6999
Attn:  Maria C. Mamilovich

The Bank of Nova Scotia                         $110,000,000
One Liberty Plaza, New York, NY l0006
Tel:  (212) 225-5030
Fax:  (212) 225-5090
Attn:  Brian S. Allen

The Bank of Tokyo Trust Company                 $ 75,000,000
1251 Avenue of the Americas, New York, NY l0020
Tel:  (212) 782-4337
Fax:  (212) 782-6445
Attn:  Mark R. Marron

Banque Nationale de Paris                       $ 50,000,000
499 Park Avenue, New York, NY l0022
Tel:  (212) 415-9719
Fax:  (212) 415-9695
Attn:  Phil Truesdale

Canadian Imperial Bank of Commerce              $110,000,000
425 Lexington Avenue, New York, NY l0017
Tel:  (212) 856-3638
Fax:  (212) 856-3613
Attn:  Lu Ann Bowers

The Chase Manhattan Bank, N.A.                  $ 75,000,000
One Chase Manhattan Plaza, New York, NY l0081
Tel:  (212) 552-6563
Fax:  (212) 552-7879
Attn:  Robert Frasca

Comerica Bank                                   $ 50,000,000
500 Woodward Avenue, Detroit, MI 48226-3280
Tel:  (313) 222-6239
Fax:  (313) 222-3330
Attn:  Chris Georvassilis

Commerzbank A.G.                                $110,000,000
2 World Financial Center, New York, NY l0281-
1050
Tel:  (212) 266-7316
Fax:  (212) 266-7235
Attn:  Michael D. Hintz


Den Danske Bank Aktieselskab, Cayman Islands    $ 25,000,000
Branch
280 Park Avenue, New York, NY l0017
Tel:  (212) 984-8473
Fax:  (212) 370-9239
Attn:  Sonia Kataria

Deutsche Bank AG, New York and/or Cayman        $110,000,000
Islands Branches
31 West 52nd Street, New York, NY l0019
Tel:  (212) 474-7060
Fax:  (212) 474-8108
Attn:  Elisabeth A. Gutweniger

DG Bank                                         $ 25,000,000
609 Fifth Avenue, New York, NY l0017
Tel:  (212) 745-1581
Fax:  (212) 745-1556
Attn:  Robert B. Herber

Dresdner Bank AG, New York and Grand Cayman     $ 75,000,000
  Branches
75 Wall Street, New York, NY 10005
Tel:  (212) 429-2237
Fax:  (212) 429-2524
Attn:  Ernest Fung

First Fidelity Bank N.A.                        $ 50,000,000
550 Broad Street, Newark, NJ 07102
Tel:  (201) 565-1682
Fax:  (201) 565-6681
Attn:  Mary Grace Finn

First Hawaiian Bank                             $ 25,000,000
1132 Bishop Street, Honolulu, HI 96813
Tel:  (808) 525-8179
Fax:  (808) 525-6372
Attn:  Kathryn A. Plumb

First Interstate Bank of California             $ 70,000,000
770 Wilshire Boulevard, Los Angeles, CA 90017
Tel:  (213) 614-4933
Fax:  (213) 614-2569
Attn:  Patrick J. McCormick

The First National Bank of Chicago              $110,000,000
One First National Plaza, Chicago, IL 60670
Tel:  (312) 732-2882
Fax:  (312) 732-5296
Attn:  Peter Shimkus


The Fuji Bank, Limited                          $ 25,000,000
Two World Trade Center, New York, NY 10048
Tel:  (212) 898-2064
Fax:  (212) 912-0516
Attn:  Michael Gebauer

Lloyds Bank PLC                                 $ 25,000,000
199 Water Street, New York, NY 10038
Tel:  (212) 607-4970
Fax:  (212) 607-4999
Attn:  Windsor R. Davies

Mellon Bank, N.A.                               $122,500,000
One Mellon Bank Center, Pittsburgh, PA 15258-0001
Tel:  (412) 234-4351
Fax:  (412) 234-8087
Attn:  Inba Ponnusamy

Midlantic Bank, N.A.                            $ 30,000,000
499 Thornall Street, Edison, NJ 08837
Tel:  (908) 321-2307
Fax:  (908) 321-2533
Attn:  Eileen McDonald

The Mitsubishi Bank, Limited, New York Branch   $ 25,000,000
225 Liberty Street, Two World Financial
Center, New York, NY 10281
Tel:  (212) 667-2670
Fax:  (212) 667-3554
Attn:  Frank Conigliaro

Morgan Guaranty Trust Company of New York       $122,500,000
60 Wall Street, New York, NY 10260-0060
Tel:  (212) 648-6790
Fax:  (212) 648-5548
Attn:  Richard J. Herder

National Westminster Bank PLC                   $ 75,000,000
Birmingham Business Centre
P.O. Box 4641, 103 Colmore Row,
Birmingham, UK B3 3NR
Tel:  (0121) 2342132
Fax:  (0121) 2342111
Attn:  Mike Ward

NationsBank of Georgia, N.A.                    $ 75,000,000
600 Peachtree Street, Atlanta, GE 30308
Tel:  (404) 607-5578
Fax:  (404) 607-6318
Attn:  James W. Fee, Jr.

Norddeutsche Landesbank Gironzentrale,          $ 25,000,000
  New York Branch and/or Cayman Islands
  Branch
1270 Avenue of Americas, New York, NY 10020
Tel:  (212) 332-8606
Fax:  (212) 332-8660
Attn:  Stephanie Hoevermann

PNC Bank, National Association                  $ 75,000,000
100 South Broad Street, Land Title Building,
Philadelphia, PA 19101
Tel:  (215) 585-5224
Fax:  (215) 585-7615
Attn:  Karen L. Voight

The Sanwa Bank Limited, New York Branch         $ 75,000,000
55 East 52nd Street, New York, NY 10055
Tel:  (212) 339-6205
Fax:  (212) 754-1304
Attn:  Joseph E. Leo

Shawmut Bank Connecticut, N.A.                  $ 50,000,000
777 Main Street, Hartford, CT 06115
Tel:  (203) 986-5366
Fax:  (203) 986-5367
Attn:  Phillip S. Walker, Jr.

Societe Generale                                $110,000,000
1221 Avenue of the Americas, New York, NY
10020
Tel:  (212) 278-7141
Fax:  (212) 278-7430
Attn:  Gordon Saint-Denis

The Sumitomo Bank, Limited, New York Branch     $ 75,000,000
277 Park Avenue, New York, NY 10172
Tel:  (212) 224-4127
Fax:  (212) 224-5188
Attn:  Michael D. Deadder

United States National Bank of Oregon           $ 50,000,000
555 S.W. Oak Street PL-4, Portland, OR 97204
Tel:  (503) 275-4940
Fax:  (503) 275-4267
Attn:  Douglas A. Rich

The Yasuda Trust and Banking Company, Limited,  $ 30,000,000
New York Branch
666 Fifth Avenue, New York, NY 10103
Tel:  (212) 373-5728
Fax:  (212) 373-5796
Attn:  Patrick Owens




                                               SCHEDULE 2.03



                     Short-Term Lenders


Credit Suisse
Bank of America National Trust and Savings Association
Chemical Bank
Union Bank of Switzerland
The Bank of Tokyo Trust Company
Commerzbank A.G.
First Fidelity Bank N.A.
First Interstate Bank of California
Mellon Bank, N.A.
PNC Bank, National Association




                                               SCHEDULE 3.07



                         Litigation


                            None.





                                               SCHEDULE 4.02

                 EXISTING CREDIT AGREEMENTS




Counterparty with Beneficial Corporation                     Amount

Bank of America, N.T. & S.A.                              $ 52,500,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Amended and Restated Revolving Credit Agreement       122,500,000.00
     dated as of September 1, 1994

Credit Suisse                                               52,500,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Renewable Revolving Credit Agreement                  122,500,000.00
     dated as of August 24, 1992

Union Bank of Switzerland                                   48,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of October 1, 1991

     Revolving Credit Agreement                            112,000,000.00
     dated as of September 1, 1994

Mellon Bank, N.A.                                           45,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of October 1, 1994

     Amended and Restated Revolving Credit Agreement       105,000,000.00
     dated as of October 1, 1994

Morgan Guaranty Trust Company of New York                   45,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                            105,000,000.00
     dated as of September 30, 1991

The Chase Manhattan Bank, N.A.                              45,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of July 1, 1991

     Revolving Credit Agreement                            105,000,000.00
     dated as of July 1, 1991

Canadian Imperial Bank of Commerce                          30,000,000.00
     Revolving Credit Facility Letter
     dated July 1, 1991

     Revolving Credit Agreement                             70,000,000.00
     dated as of July 1, 1991

Chemical Bank                                               30,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of October 1, 1994

     Amended and Restated Revolving Credit Agreement        70,000,000.00
     dated as of October 1, 1994

Commerzbank Aktiengesellschaft, New York Branch             30,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of April 1, 1992

     Multi-Year Revolving Credit Agreement                  70,000,000.00
     dated as of October 3, 1994

Deutsche Bank AG, New York Branch                           30,000,000.00
and Deutsche Bank AG, Cayman Islands Branch
     Short-Term Revolving Credit Agreement
     dated as of October 1, 1994

     Amended and Restated Revolving Credit Agreement        70,000,000.00
     dated as of October 1, 1994

First Interstate Bank of California                         30,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 30, 1993

     Revolving Credit Agreement                             70,000,000.00
     dated as of September 30, 1991

The Bank of New York                                        30,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1991

     Multi-Year Revolving Credit Agreement                  70,000,000.00
     dated as of October 1, 1994

The Bank of Nova Scotia                                     30,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

    Revolving Credit Agreement                              70,000,000.00
    dated as of June 1, 1994


The First National Bank of Chicago                          30,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Amended and Restated Revolving Credit Agreement        70,000,000.00
     dated as of September 1, 1994

ABN AMRO Bank N.V.                                          85,000,000.00
     Multi-Tranch Revolving Credit Agreement
     dated as of September 2, 1991

PNC Bank, National Association                              22,500,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Amended and Restated Revolving Credit Agreement        52,500,000.00
     dated as of September 1, 1994

Shawmut Bank Connecticut, N.A.                              22,500,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             52,500,000.00
     dated as of November 1, 1993

Swiss Bank Corporation                                      70,000,000.00
     Amended and Restated Revolving Credit Agreement
     dated as of September 29, 1994

Bank of Montreal                                            15,000,000.00
     Amended and Restated Revolving Credit Agreement
     dated as of October 1, 1994

     Multi-Year Revolving Credit Agreement                  35,000,000.00
     dated as of October 1, 1994

NatWest Bank N.A. formerly know as                          17,000,000.00
National Westminster Bank USA
     Amended and Restated Revolving Credit Agreement
     dated as of October 1, 1994

     Multi-Year Revolving Credit Agreement                  33,000,000.00
     dated as of October 1, 1994

Dresdner Bank AG, New York Branch                           15,000,000.00
and Grand Cayman Branch
     Short-Term Revolving Credit Agreement
     dated as of October 1, 1994

     Revolving Credit Agreement                             35,000,000.00
     dated as of October 1, 1993

NationsBank of Georgia, N.A.                                15,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             35,000,000.00
     dated as of October 18, 1993

The First National Bank of Boston                           15,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of July 1, 1994

     Revolving Credit Agreement                             35,000,000.00
     dated as of July 1, 1994

The Sanwa Bank Limited, New York Branch                     15,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 15, 1994

     Revolving Credit Agreement                             35,000,000.00
     dated as of September 15, 1994

The Sumitomo Bank, Limited, New York Branch                 15,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             35,000,000.00
     dated as of March 31, 1993

The Bank of Tokyo Trust Company                             13,500,000.00
     Short-Term Revolving Credit Agreement
     dated as of April 1, 1992

     Revolving Credit Agreement                             31,500,000.00
     dated as of April 29, 1994


Comerica Bank                                               12,000,000.00
     Amended and Restated Short-Term
     Revolving Credit Agreement
     dated as of September 1, 1994

     Amended and Restated Long-Term                         28,000,000.00
     Revolving Credit Agreement
     dated as of September 1, 1994

First Fidelity Bank, N.A.                                   12,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             28,000,000.00
     dated as of December 3, 1993

Banca di Roma S.p.A., New York Branch                        9,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Amended and Restated Revolving Credit Agreement        21,000,000.00
     dated as of September 1, 1994

Banque Nationale de Paris, New York Branch                   9,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             21,000,000.00
     dated as of April 1, 1991

Midlantic Bank, National Association, formerly               9,000,000.00
Midlantic National Bank
     Short-Term Revolving Credit Agreement
     dated as of October 1, 1994

     Revolving Credit Agreement                             21,000,000.00
     dated as of December 15, 1988

The Mitsubishi Bank, Limited, New York Branch                9,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of January 1, 1995

     Multi-Year Revolving Credit Agreement                  21,000,000.00
     dated as of January 1, 1995


The Northern Trust Company                                   9,000,000.00
     Amended and Restated Revolving Credit Agreement
     dated as of October 1, 1994

     Multi-Year Revolving Credit Agreement                  21,000,000.00
     dated as of October 1, 1994

The Yasuda Trust & Banking Company, Limited                  9,000,000.00
New York Branch
     Short-Term Revolving Credit Agreement
     dated as of January 13, 1995

     Revolving Credit Agreement                             21,000,000.00
     dated as of June 4, 1993

United States National Bank of Oregon                        9,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of January 1, 1995

     Multi-Year Revolving Credit Agreement                  21,000,000.00
     dated as of January 1, 1995

DG - Deutsche Genossenshaftsbank                             7,500,000.00
New York and Cayman Island Branches
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             17,500,000.00
     dated as of February 5, 1991

Norddeutsche Landesbank Girozentrale, New York               7,500,000.00
Branch and/or Cayman Islands Branch
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             17,500,000.00
     dated as of October 1, 1993

Lloyds Bank Plc., New York Branch                            6,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                             14,000,000.00
     dated as of July 15, 1993

Union Bank                                                   4,500,000.00
     Short-Term Revolving Credit Agreement
     dated as of April 20, 1994

     Multi-Year Revolving Credit Agreement                  10,500,000.00
     dated as of January 1, 1995

Wilmington Trust Company                                     4,500,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Amended and Restated Revolving Credit Agreement        10,500,000.00
     dated as of September 1, 1994

Deposit Guaranty National Bank                               3,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of October 1, 1994

     Multi-Year Revolving Credit Agreement                   7,000,000.00
     dated as of October 1, 1994

The First National Bank of Maryland                          3,000,000.00
     Short-Term Revolving Credit Agreement
     dated as of September 1, 1994

     Revolving Credit Agreement                              7,000,000.00
     dated as of April 20, 1992



                                                   EXHIBIT A


            [FORM OF ADMINISTRATIVE DETAILS FORM]




                                                   EXHIBIT B

                         [Form of]

                  ASSIGNMENT AND ACCEPTANCE



          Reference is made to the Credit Agreement dated as of November 15, 1995 (the "Credit Agreement"), among
Beneficial Corporation, a Delaware corporation
("Beneficial"), the Guarantor, the Eligible Subsidiaries, the
Lenders, the Co-Arrangers and Credit Suisse, as administrative agent for the Lenders (in such capacity, the "Administrative Agent"). Terms defined in the Credit
Agreement are used herein with the same meanings.

          1. The Assignor hereby sells and assigns, without recourse, to the Assignee, and the Assignee hereby purchases and assumes, without recourse, from the Assignor, effective as of the Effective Date set forth below (but not prior to the registration of the information contained herein in the Register pursuant to Section 9.04(e) of the Credit
Agreement), the interests set forth below (the "Assigned
Interest") in the Assignor's rights and obligations under the Credit Agreement and the other Loan Documents, including, without limitation, the amounts and percentages set forth below of (i) the Commitments of the Assignor on the Effective
Date, (ii) the Loans owing to the Assignor which are outstanding on the Effective Date and
(iii) participations in Letters of Credit which are outstanding on the Effective Date. Each of the Assignor and the Assignee hereby makes and agrees to be bound by all the representations, warranties and agreements set forth in
Section 9.04(c) of the Credit Agreement, a copy of which has been received by each such party. From and after the Effective Date (i) the Assignee shall be a party to and be bound by the provisions of the Credit Agreement and, to the extent of the interests assigned by this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and under the Loan Documents and (ii) the Assignor shall, to the extent of the interests assigned by this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

         2.  This Assignment and Acceptance is being
delivered to the Administrative Agent together with (i) if the Assignee is organized under the laws of a jurisdiction outside the United States, the forms specified in Section
2.19(f) of the Credit Agreement, duly completed and executed by such Assignee, (ii) if the Assignee is not already a Lender under the Credit Agreement, an Administrative
Questionnaire in the form of Exhibit A to the Credit
Agreement and (iii) a processing and recordation fee of $3,500.

         3.  This Assignment and Acceptance shall be
governed by and construed in accordance with the laws of the State of New York.

Date of Assignment:

Legal Name of Assignor:

Legal Name of Assignee:

Assignee's Address for Notices:

Effective Date of Assignment
(may not be fewer than 5 Business
Days after the Date of Assignment):

                                        Percentage Assigned of Applicable
                     (Commitment        Facility/Commitment
                     Amount Assigned    (set forth, to at
                     and Identifying    least 8 decimals, as a
                     information as to  percentage of the
                     individual         Facility and the
                     Competitive        aggregate Commitments
                     Loans)             of all Lenders
                                        thereunder)

Facility/Commitment


Revolving Credit     $                               %

Competitive Loans    $                               %


The terms set forth above are
hereby agreed to:                  Accepted */



_________________, as Assignor     CREDIT SUISSE,
                                          as Administrative Agent


by:_________________________       by:_________________________
           Name:                              Name:
           Title:                             Title:


_________________, as Assignee     BENEFICIAL CORPORATION


by:_________________________       by:_________________________
           Name:                         Name:
           Title:                        Title:


                        [Issuing Bank]


                                   by:_________________________
                                           Name:
                                           Title:

  */To be completed to the extent consents are required under
Section 9.04(b) of the Credit Agreement.




                                                   EXHIBIT C


                           [Form of]

                       BORROWING REQUEST


Credit Suisse, as Administrative Agent for the Lenders referred to below,
12 East 49th Street
New York, NY 10017

Attention of [        ]

                                                      [Date]

Ladies and Gentlemen:

         The undersigned, [                   ] (the
"Borrower"), refers to the Credit Agreement dated as of
November 15, 1995 (the "Credit Agreement"), among the
Borrower, Beneficial Corporation, the Eligible Subsidiaries,
the Co-Arrangers, the Lenders and Credit Suisse, as
administrative agent for the Lenders (in such capacity, the
"Agent").  Capitalized terms used herein and not otherwise
defined herein shall have the meanings assigned to such terms in the Credit Agreement.  The Borrower hereby gives notice
pursuant to Section 2.04 of the Credit Agreement that it
requests a Revolving Credit Borrowing under the Credit
Agreement, and in that connection sets forth below the terms on which such Borrowing is requested to be made:

(A)  Date of Borrowing
     (which is a Business Day)       ______________________

(B)  Principal Amount of
     Borrowing  1/                   ______________________



_____________________
     1/  Not less than $20,000,000 and in an integral
multiple of $5,000,000, but in any event not exceeding the
available Total Commitment.



(C)  Borrowing option 2/             ______________________

(D)  Interest Period and the last
     day thereof 3/                  ______________________

(E)  Funds are requested to be disbursed to the Borrower's
     account (Account No.       ).

          Upon acceptance of any or all of the Loans offered by the Lenders in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Sections 4.01(b) and (c) of the Credit Agreement have been satisfied.



                         [NAME OF BORROWER],

                             by

                              Name:
                              Title: [Responsible Officer]


_____________________
     2/ Specify Eurodollar Borrowing, CD Borrowing or ABR
Borrowing.

     3/ Which shall be subject to the definition of "Interest
Period" and end not later than the Maturity Date (applicable for Eurodollar and CD Borrowings only).




                                                       EXHIBIT D-1

                          [Form of]

                   COMPETITIVE BID REQUEST

Credit Suisse, as Administrative Agent for
the Lenders referred to below,
12 East 49th Street
New York, N.Y.  10017
                                                       [Date]
Attention:  [        ]

Dear Sirs:

          The undersigned, [Name of Borrower] (the
"Borrower"), refers to the Credit Agreement dated as of November 15, 1995 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, Beneficial Corporation, the Eligible
Subsidiaries, the Lenders, the Co-Arrangers and Credit
Suisse, as administrative agent for the Lenders (in such capacity, the "Administrative Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement.
The Borrower hereby gives notice pursuant to Section 2.03(a) of the Credit Agreement that it requests one or more
Competitive Borrowings under the Credit Agreement, and in that connection sets forth below the terms on which such Competitive Borrowing(s) is/are requested to be made:

(A)  Date of Competitive Borrowing
     (which is a Business Day)          ____________________

(B)  Principal Amount of
     Competitive Borrowing 1/           ____________________

(C)  Eurodollar or Fixed Rate Loan      ____________________




     1/ Not less than $20,000,000 (and in integral multiples of $5,000,000) or greater than the Total Commitment then available.



(D)  Interest Period 2/                 ____________________

          Upon acceptance of any or all of the Loans offered by the Lenders in response to this request, the Borrower shall be deemed to have represented and warranted that the conditions to lending specified in Sections 4.01(b) and 4.01(c) of the Credit Agreement have been satisfied.

                         Very truly yours,

                         [NAME OF BORROWER],

                          by
                             ___________________________
                             Name:
                             Title: [Responsible Officer]




     2/ Which shall be subject to the definition of "Interest
Period" and end not later than the Maturity Date.

     3/ Unless an Alternative Currency is requested, bids will be for Competitive Loans denominated in dollars.




                                                           EXHIBIT D-2

                          [Form of]

                       COMPETITIVE BID


Credit Suisse, as Administrative Agent for the Lenders referred to below,
12 East 49th Street
New York, NY 10017

                                                       [Date]
Attention:  [        ]

Dear Sirs:

          The undersigned, [Name of Lender], refers to the
Credit Agreement dated as of November 15, 1995 (as amended,
supplemented or otherwise modified from time to time, the
"Credit Agreement"), among [Name of Borrower] (the
"Borrower"), Beneficial Corporation, the Eligible
Subsidiaries, the Co-Arrangers, the Lenders and Credit
Suisse, as administrative agent for the Lenders (in such
capacity, the "Administrative Agent").  Capitalized terms
used herein and not otherwise defined herein shall have the
meanings assigned to such terms in the Credit Agreement. The undersigned hereby makes one or more Competitive Bids
pursuant to Section 2.03(b) of the Credit Agreement, in
response to the Competitive Bid Request made by the Borrower
on          , 19  , and in that connection sets forth below
the terms on which such Competitive Bid(s) is/are made:


(A)  Principal Amount 1/           ____________________




     1/ In dollars not less than $20,000,000 or greater than the requested Competitive Borrowing and in integral multiples of $5,000,000. Multiple bids will be accepted by the Administrative Agent.



(B)  Competitive Bid Rate 2/            ____________________

(C)  Interest Period                    ____________________



          The undersigned hereby confirms that it is prepared, subject to the conditions set forth in the Credit
Agreement, to extend credit to the Borrower upon acceptance by the Borrower of this bid in accordance with Section
2.03(d) of the Credit Agreement.


                                   Very truly yours,
                                   [Name of Lender],

                                   by
                                     ___________________
                                     Name:
                                     Title:




     2/ I.e., LIBOR + or -     %, in the case of Eurodollar
Loans or     %, in the case of Fixed Rate Loans.




                                                       EXHIBIT D-3

                         [Form of]

            COMPETITIVE BID ACCEPT/REJECT LETTER


Credit Suisse, as Administrative Agent for
the Lenders referred to below
12 East 49th Street
New York, NY 10017
                                                       [Date]
Attention:  [        ]

Dear Sirs:

          The undersigned, [Name of Borrower] (the
"Borrower"), refers to the Credit Agreement dated as of November 15, 1995 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, Beneficial Corporation, the Eligible Subsidiaries, the Co-Arrangers, the Lenders and Credit Suisse, as administrative agent for the Lenders (in such capacity, the "Administrative Agent").

          In accordance with Section 2.03(c) of the Credit
Agreement, we have received a summary of bids in connection with our Competitive Bid Request dated ___________ and in accordance with Section 2.03(d) of the Credit Agreement, we hereby accept the following bids for maturity on [date]:

Principal Amount     Fixed Rate/Margin     Lender

     $               [%]/[+/-.  %]
     $

We hereby reject the following bids:

Principal Amount     Fixed Rate/Margin     Lender

     $               [%]/[+/-.  %]
     $

          The $                should be deposited in Credit
Suisse account number [            ] on [date].

                                   Very truly yours,


                                   [NAME OF BORROWER],

                                   by
                                      ____________________
                                   Name:
                                   Title:




                                                       EXHIBIT D4

                        [Form of]

               CONVERSION/CONTINUATION NOTICE


Credit Suisse, as Administrative Agent for the Lenders referred to below,
12 East 49th Street
New York, NY 10017

Attention of [        ]

                                                      [Date]

Ladies and Gentlemen:

          The undersigned, [                   ] (the
"Borrower"), refers to the Credit Agreement dated as of
November 15, 1995 (the "Credit Agreement"), among the
Borrower, Beneficial Corporation, the Eligible Subsidiaries,
the Co-Arrangers, the Lenders and Credit Suisse, as
administrative agent for the Lenders (in such capacity, the
"Agent").  Capitalized terms used herein and not otherwise
defined herein shall have the meanings assigned to such terms in the Credit Agreement.  The Borrower hereby gives notice
pursuant to Section 2.11 of the Credit Agreement that it
requests a conversion or continuation under the Credit
Agreement, and in that connection sets forth below the terms on which such conversion or continuation is requested to be
made:

(A)  Principal Amount of
     Borrowing to be
     [converted] [continued]    ______________________

(B)  Date of [Conversion]
     [Continuation](which
     is a Business Day)         ______________________

(C)  Conversion from 1/         ______________________

(D)  Conversion to 1/            ______________________



_____________________

     1/ Specify Eurodollar Borrowing, CD Borrowing or ABR
Borrowing.




(E)  If borrowing is to be
     converted/continued as
     Eurodollar or CD
     Borrowing, Interest
     Period                   ______________________

                              [NAME OF BORROWER],

                               by
                                   ________________________
                                   Name:
                                   Title: [Responsible Officer]




                                                          EXHIBIT E


                              GUARANTEE AGREEMENT dated as
               of November 15, 1995, between BENEFICIAL
               CORPORATION, a Delaware corporation (the
               "Guarantor"), and CREDIT SUISSE, as
               administrative agent (the "Administrative
               Agent") for the Lenders (as defined in the Credit Agreement referred to below).


          Reference is made to the Credit Agreement dated as of November 15, 1995 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Beneficial Corporation ("Beneficial"), the borrowers from time to time party thereto, other than Beneficial (the
"Borrowers"), the Co-Arrangers party thereto, the lenders from time to time party thereto (the "Lenders"), and Credit
Suisse, as Administrative Agent. Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Credit Agreement.

          The Lenders have agreed to make Loans to Beneficial and the Borrowers, and the Issuing Banks have agreed to issue Letters of Credit for the accounts of Beneficial and the Borrowers, pursuant to, and upon the terms and subject to the conditions specified in, the Credit
Agreement. As the beneficial owner, directly or indirectly, of all of the issued and outstanding capital stock of the Borrowers, the Guarantor acknowledges that it will derive substantial benefit from the making of the Loans by the Lenders and the issuance of the Letters of Credit by the Issuing Banks. The obligations of the Lenders to make Loans and of the Issuing Banks to issue Letters of Credit are conditioned on, among other things, the execution and delivery by the Guarantor of a Guarantee Agreement in the form hereof. As consideration therefor and in order to induce the Lenders to make Loans and the Issuing Banks to issue Letters of Credit, the Guarantor is willing to execute this Agreement.

          Accordingly, the parties hereto agree as follows:

          Section 1.  Guarantee.  The Guarantor
unconditionally guarantees, as a primary obligor and not merely as a surety, (a) the due and punctual payment of (i) the principal of and premium, if any, and interest (including interest accruing during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding) on the Loans, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise, (ii) each payment required to be made by each Borrower under the Credit Agreement in respect of any Letter of Credit, when and as due, including payments in respect of reimbursement of disbursements, interest thereon and obligations to provide cash collateral and (iii) all other monetary obligations, including, without limitation, interest, fees, costs, expenses and indemnities, whether primary, secondary, direct, contingent, fixed or otherwise (including monetary obligations incurred during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding), of each Borrower to the Lenders under the Credit Agreement and the other Loan
Documents and (b) the due and punctual performance of all covenants, agreements, obligations and liabilities of each Borrower under or pursuant to the Credit Agreement and the other Loan Documents and (c) unless otherwise agreed upon in writing by the applicable Lender party thereto, all obligations of each Borrower, monetary or otherwise, under each interest rate cap agreement, interest rate swap agreement or other agreement or arrangement that is entered into by any Borrower in order to protect such Borrower against fluctuations in interest rates (each, a "Interest
Rate Protection Agreement") entered into with a counterparty that was a Lender at the time such Interest Rate Protection
Agreement was entered into (all the monetary and other obligations referred to in the preceding clauses (a), (b) and
(c) being collectively called the "Obligations").  The
Guarantor further agrees that the Obligations may be extended or renewed, in whole or in part, without notice to or further assent from it, and that it will remain bound upon its guarantee notwithstanding any extension or renewal of any Obligation.

          Section 2.  Obligations Not Waived.  To the fullest
extent permitted by applicable law, the Guarantor waives presentment to, demand of payment from and protest to any Borrower of any of the Obligations, and also waives notice of acceptance of its guarantee and notice of protest for nonpayment. To the fullest extent permitted by applicable law, the obligations of the Guarantor hereunder shall not be affected by (a) the failure of the Administrative Agent, any Issuing Bank or any Lender to assert any claim or demand or to enforce or exercise any right or remedy against Beneficial, any Borrower or any other guarantor of the Obligations under the provisions of the Credit Agreement, any other Loan Document or otherwise, (b) any rescission, waiver, amendment or modification of, or any release from any of the terms or provisions of this Agreement, any other Loan
Document, any Guarantee or any other agreement, including with respect to any other guarantor of the Obligations or (c) the failure to perfect any security interest in, or the release of, any of the security held by or on behalf of the Administrative Agent, any Issuing Bank or any Lender.

          Section 3.  Security, etc.  To the extent security
is given for the payment of the this Guarantee or the Obligations, the Guarantor authorizes the Administrative
Agent, the Issuing Banks and the Lenders to apply such security and direct the order or manner of sale thereof as they in their sole discretion may determine. The Guarantor further authorizes the Administrative Agent to release or substitute any one or more endorsees, other guarantors or other obligors.

          Section 4.  Guarantee of Payment.  The Guarantor
further agrees that its guarantee constitutes a guarantee of payment when due and not of collection, and waives any right to require that any resort be had at any time by the Administrative Agent, any Issuing Bank or any Lender to any balance of any deposit account or credit on the books of the Administrative Agent, any Issuing Bank or any Lender in favor of Beneficial, any Borrower or any other person or any security for the payment of this Guarantee or the Obligations held by the Administrative Agent, any Issuing Bank or any Lender.

          Section 5.  No Discharge or Diminishment of
Guarantee. The obligations of the Guarantor hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason (other than the indefeasible payment in full in cash of the Obligations), including any claim of waiver, release, surrender, alteration or compromise of any of the Obligations, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Obligations or otherwise. Without limiting the generality of the foregoing, the obligations of the Guarantor hereunder shall not be discharged or impaired or otherwise affected by and the Guarantor expressly waives any defenses based upon, the failure of the Administrative
Agent, any Issuing Bank or any Lender to assert any claim or demand or to enforce any remedy under the Credit Agreement, any other Loan Document or any other agreement, by any waiver or modification of any provision of any thereof, by any default, failure or delay, wilful or otherwise, in the performance of the Obligations, or by any other act or omission (including, without limitation, any statute of limitations or any existence of or reliance on any representation by the Administrative Agent, any Issuing Bank or any Lender) that may or might in any manner or to any extent vary the risk of the Guarantor or that would otherwise operate as a discharge of the Guarantor as a matter of law or equity (other than the indefeasible payment in full in cash of all the Obligations).

          Section 6.  Defenses of Borrowers Waived.  To the
fullest extent permitted by applicable law, the Guarantor waives any defense based on or arising out of any defense of any Borrower or the unenforceability of the Obligations or any part thereof from any cause, or the cessation from any cause of the liability of any Borrower, other than the final and indefeasible payment in full in cash of the Obligations.
The Administrative Agent, the Issuing Banks and the Lenders may, at their election, foreclose on any security held by one or more of them by one or more judicial or nonjudicial sales, accept an assignment of any such security in lieu of foreclosure, compromise or adjust any part of the Obligations, make any other accommodation with any Borrower or any other guarantor or exercise any other right or remedy available to them against any Borrower or any other guarantor, without affecting or impairing in any way the liability of the Guarantor hereunder except to the extent the Obligations have been fully, finally and indefeasibly paid in cash. To the fullest extent permitted by applicable law, the Guarantor waives any defense arising out of any such election even though such election operates, pursuant to applicable law, to impair or to extinguish any right of reimbursement or subrogation or other right or remedy of the Guarantor against any Borrower or any other guarantor, as the case may be, or any security.

          Section 7.  Agreement to Pay; Subrogation.  In
furtherance of the foregoing and not in limitation of any other right that the Administrative Agent, any Issuing Bank or any Lender has at law or in equity against the Guarantor by virtue hereof, upon the failure of any Borrower to pay any Obligation when and as the same shall become due, whether at maturity, by acceleration, after notice of prepayment or otherwise, the Guarantor hereby promises to and will forthwith pay, or cause to be paid, to the Administrative
Agent or such Lender or Issuing Bank as designated thereby in cash the amount of such unpaid Obligations. Upon payment by the Guarantor of any sums to the Administrative Agent, any Issuing Bank or any Lender as provided above, all rights of the Guarantor against each Borrower arising as a result thereof by way of right of subrogation, contribution, reimbursement, indemnity or otherwise shall in all respects be subordinate and junior in right of payment to the prior indefeasible payment in full in cash of all the Obligations. In addition, any indebtedness of each Borrower now or hereafter held by the Guarantor is hereby subordinated in right of payment to the prior payment in full of the Obligations. If any amount shall erroneously be paid to the Guarantor on account of (i) such subrogation, contribution, reimbursement, indemnity or similar right or
(ii) any such indebtedness of any Borrower, such amount shall be held in trust for the benefit of the Lenders and the Issuing Banks and shall forthwith be paid to the Administrative Agent to be credited against the payment of the Obligations, whether matured or unmatured, in accordance with the terms of the Loan Documents.

          Section 8.  Information.  The Guarantor assumes all
responsibility for being and keeping itself informed of each Borrower's financial condition and assets, and of all other circumstances bearing upon the risk of nonpayment of the Obligations and the nature, scope and extent of the risks that the Guarantor assumes and incurs hereunder, and agrees that none of the Administrative Agent, the Issuing Banks or the Lenders will have any duty to advise the Guarantor of information known to it or any of them regarding such circumstances or risks.

          Section 9.  Termination.  The Guarantee made
hereunder (a) shall terminate when all the Obligations have been indefeasibly paid in full and the Lenders have no further commitment to lend under the Credit Agreement, the L/C Exposure has been reduced to zero and the Issuing Banks have no further obligation to issue Letters of Credit under the Credit Agreement and (b) shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of any Obligation is rescinded or must otherwise be restored by any Lender or any Issuing Bank or the Guarantor upon the bankruptcy or reorganization of any Borrower, the Guarantor or otherwise.

          Section 10.  Binding Agreement; Assignments.
Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Guarantor that are contained in this Agreement shall bind and inure to the benefit of each party hereto and their respective successors and assigns. This Agreement shall become effective when a counterpart hereof executed on behalf of the Guarantor shall have been delivered to the Administrative Agent and a counterpart hereof shall have been executed on behalf of the Administrative Agent, and thereafter shall be binding upon the Guarantor and the Administrative Agent and their respective successors and assigns, and shall inure to the benefit of the Guarantor, the Administrative Agent, the Issuing Banks and the Lenders, and their respective successors and assigns, except that the Guarantor shall not have the right to assign its rights or obligations hereunder or any interest herein (and any such attempted assignment shall be void).

          Section 11.  Waivers; Amendment.  (a) No failure or
delay of the Administrative Agent in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power.
The rights and remedies of the Administrative Agent hereunder and of the Lenders and the Issuing Banks under the other Loan
Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by the Guarantor therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given.
No notice or demand on the Guarantor in any case shall entitle the Guarantor to any other or further notice or demand in similar or other circumstances.

     (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to a written agreement entered into between the Guarantor and the Administrative Agent, with the prior written consent of the Required Lenders (except as otherwise provided in the Credit
Agreement).

          Section 12.  Governing Law.  THIS AGREEMENT SHALL
BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF
THE STATE OF NEW YORK, WITHOUT REGARD TO THE PRINCIPLES OF
CONFLICTS OF LAWS THEREOF.

          Section 13.  Notices.  All communications and
notices hereunder shall be in writing and given as provided in Section 9.01 of the Credit Agreement. All communications and notices hereunder to the Guarantor shall be given to it at One Christina Centre, 301 North Walnut Street, 18th Floor,
Wilmington, Delaware 19801, Attention of Corporate Secretary
(telecopy number (302) 425-2518), with a copy to it at 300
Beneficial Center, Peapack, New Jersey 07977, Attention of
Corporate Treasurer (telecopy number (908) 7813623).

          Section 14.  Survival of Agreement.  All covenants,
agreements, representations and warranties made by the Guarantor herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the Administrative Agent, the Issuing Banks and the Lenders and shall survive the making by the Lenders of the Loans and the issuance of the Letters of Credit by the Issuing Banks regardless of any investigation made by the Lenders or on their behalf, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any other fee or amount payable under this Agreement or any other Loan Document is outstanding and unpaid or the L/C Exposure does not equal zero and as long as the Commitments and the L/C Commitment have not been terminated.

          Section 15.  Counterparts.  This Agreement may be
executed in counterparts, each of which shall constitute an original, but all of which when taken together shall constitute a single contract, and shall become effective as provided in Section 10. Delivery of an executed signature page to this Agreement by facsimile transmission shall be as effective as delivery of a manually executed counterpart of this Agreement.

          Section 16.  Rules of Interpretation.  The rules
of interpretation specified in Section 1.02 of the Credit
Agreement shall be applicable to this Agreement.

          IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                              BENEFICIAL CORPORATION, as
                              Guarantor,

                                by
                                  __________________
                                  Name:
                                  Title:


                              CREDIT SUISSE, as
                              Administrative Agent,

                                by

                                  _________________
                                  Name:
                                  Title:


                               by

                                  ________________
                                  Name:
                                  Title:





                                                            EXHIBIT F


                 FORM OF OPINION OF COUNSEL



                                                   November 15, 1995




To each of the Issuing Banks, Lenders and Co-Arrangers party to the Credit Agreement referred to below

Credit Suisse, as Administrative Agent for
   such Lenders
12 East 49th Street
New York, New York 10017

Ladies and Gentlemen:

          This opinion is being rendered to you pursuant to
Section 4.02(a) of the Credit Agreement, dated as of November
15, 1995 (the "Agreement"), among Beneficial Corporation, a
Delaware corporation (the "Guarantor"), the Borrowers, the
Lenders, the Co-Arrangers and Credit Suisse, as administrative agent for the Lenders (the "Administrative
Agent"). All defined terms used herein without definition shall have the meanings ascribed thereto in the Agreement.

          I am Vice President and Assistant General Counsel of Beneficial Management Corporation of America, a wholly owned Subsidiary of the Guarantor, and as such I have acted as counsel to each of the Loan Parties and I am familiar with the matters to which this opinion relates.

          As to various questions of fact material to my opinion I have relied upon certificates of officers of the Loan Parties. I have also examined and am familiar with originals or copies, certified or otherwise identified to my satisfaction, of such documents, corporate records, certificates of public officials and other instruments, and have conducted such other investigations of fact and of law, as I have deemed necessary or appropriate to enable me to render this opinion, including the following: (i) the corporate proceedings with respect to (1) the organization of each of the Loan Parties pursuant to their respective articles or certificates of incorporation and (2) the authorization of the Transactions by each of the Loan
Parties; and (ii) the Loan Documents.

          The law covered by this opinion is limited to the law of the State of New York, the Delaware General
Corporation Law, the federal law of the United States and, with respect to the opinion expressed in clause (ii) of paragraph 1 below, the law of the States of California, Connecticut, Florida, Louisiana, Massachusetts, New Jersey,
Oklahoma and Pennsylvania (collectively, the "Additional
States"). I call to your attention the fact that I am a member of the bar of the State of New York and I am not qualified to practice law in any of the Additional States, nor do I profess expertise with respect thereto. Although I do not profess to be an expert on the law of any of the Additional States, I have made a limited investigation of the law of the Additional States, to the extent necessary to express the opinion set forth in clause (ii) of paragraph 1 below. Accordingly, the opinion expressed in clause (ii) of paragraph 1 below is based solely upon an examination of the statutes and regulations of the Additional States as reported in standard compilations and upon certificates obtained from Governmental Authorities in the Additional States.


Credit Suisse, as Administrative
   Agent, et al.
November 15, 1995
Page 2


         Based upon the foregoing, it is my opinion that:

               1. Each of the Loan Parties (i) has been duly incorporated in, and is a validly existing corporation in good standing under the laws of, its jurisdiction of incorporation, (ii) is duly qualified to do business and is in good standing as a foreign corporation in every jurisdiction where such qualification is required, except where the failure so to qualify could not reasonably be expected to result in a Material Adverse
     Effect, and (iii) has all requisite corporate power and authority to own, or hold under lease, the properties it purports to own or hold under lease, to carry on its business as now being conducted, to execute and deliver the Agreement and each of the Loan Documents and each other agreement or instrument contemplated thereby to which it is or will be a party, to borrow money thereunder, to incur any reimbursement obligations in respect of any Letter of Credit and to perform the provisions thereof.

               2. The execution, delivery and performance by each Loan Party of the Loan Documents to which it is or will be a party and any borrowings thereunder or the incurrence of any reimbursement obligations in respect of any Letter of Credit (collectively, the "Transactions") do not and will not (i) violate any of the provisions of the articles or certificates of incorporation or the by-laws of any of the Loan Parties,
     (ii) breach, or result in a default, or give rise to any right to accelerate or to require the prepayment, repurchase or redemption of any obligation, or result in the creation of any Lien with respect to any property or assets now owned, or hereafter acquired, by any of the Loan Parties, under any material indenture, agreement, instrument or undertaking to which any of the Loan
     Parties is a party or by which they or any of their property is bound or affected, (iii) breach, or result in a default under, any judgement or order of any court, arbitrator or Governmental Authority applicable to any of the Loan Parties, or (iv) violate any law, statute or any rule or regulation of any Governmental Authority applicable to any of the Loan Parties.

               3.  The Transactions have been duly and
     validly authorized by all necessary corporate action on the part of each of the Loan Parties. The Loan
     Documents have been duly and validly authorized, executed and delivered by each Loan Party, and assuming due execution and delivery thereof by the Lenders which are parties thereto, constitute valid and binding agreements, enforceable against each such Loan Party in accordance with their terms, except to the extent enforcement thereof is subject to (i) the effect of bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the rights and remedies of creditors generally, and (ii) the effect of general principles of equity, whether applied by a court of law or equity.

               4.  No action, consent, approval or
     authorization of, or registration, filing or declaration with, any Governmental Authority is or will be required on the part of any Loan Party in connection with the Transactions.


Credit Suisse, as Administrative
   Agent, et al.
November 15, 1995
Page 3

               5.  None of the Loan Parties is engaged
     principally, or as one of its important activities, in the business of extending credit for the purpose of buying or carrying Margin Stock.

               6.  None of the Loan Parties is (i) an
     "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940, as amended, or (ii) a "holding company" as defined in, or subject to regulation under, the Public Utility
     Holding Company Act of 1935, as amended.

               7. There are no actions, suits or proceedings at law or in equity or by or before any Governmental
     Authority now pending or, to my knowledge, threatened against or affecting any Loan Party or any business, property or rights of any such person (i) that involve any Loan Document or the Transactions, or (ii) as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect.

          This opinion is being rendered to you pursuant to the Agreement for your benefit, and for the benefit of your assignees under the Agreement, and may not be relied upon by any other party for any reason without my express prior written consent.

                              Very truly yours,


                              Charles D. Brown

CDB/jem




                                                   EXHIBIT G

                          [Form of]

                   ISSUING BANK AGREEMENT


          The undersigned agrees that effective the date
hereof, [Name of Lender], whose address is [              ],
("        "), will become an Issuing Bank under the Credit
Agreement dated as of November 15, 1995 (the "Credit
Agreement"; other capitalized terms used herein and not
otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement), among Beneficial
Corporation, the Eligible Subsidiaries, the Co-Arrangers and
Credit Suisse, as Administrative Agent, and will thereafter
have all the interests, rights and obligations of an Issuing
Bank thereunder and under the other Loan Documents.

          [Name of Lender], as an Issuing Bank, shall perform
the obligations and duties of an Issuing Bank until the
termination of the L/C Commitments in accordance with the
Credit Agreement and the other Loan Documents, but shall in
no event be obligated to issue any Letter of Credit after [
], 200[1].  The applicable Borrower shall pay to
[Name of Lender], as an Issuing Bank, the following Issuing
Bank Fees:  A fee as to each Letter of Credit issued
hereunder of [   ]% per annum of the average daily undrawn
amount outstanding during the preceding quarter or portion
thereof and payable [describe payment], plus [describe any
other fees and payments thereof].

          This Agreement may be executed in one or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute one agreement.

Date: [                 ]     BENEFICIAL CORPORATION,

                                by
                                _________________________
                                   Name:
                                   Title:

                              [NAME OF LENDER], as Issuing Bank,

                                by
                                _________________________
                                   Name:
                                   Title:

                              CREDIT SUISSE, as
                              Administrative Agent,

                                by
                                _________________________
                                   Name:
                                   Title:

                                by
                                _________________________
                                   Name:
                                   Title:



                                                       EXHIBIT H
                         [Form of]


                          ADDITIONAL SUBSIDIARY AGREEMENT
               dated as of            , 19  , among
               BENEFICIAL CORPORATION, a Delaware corporation
               (the "Company"), [Name of Additional
               Subsidiary], a [    ] corporation (the "Additional
               Subsidiary"), the Guarantor, the Borrowers, the
               Lenders, the Co-Arrangers and Credit Suisse, as
               administrative agent (the "Administrative Agent").


          Reference is hereby made to the Credit Agreement dated as of November 15, 1995, (as amended, supplemented or otherwise modified through the date hereof, the "Credit
Agreement") among the Company, the Eligible Subsidiaries listed on Schedule 1.01 and on the signature pages thereof
(the "Initial Subsidiaries"), the Additional Subsidiaries (as such term is defined therein; together with the Initial
Subsidiaries, the "Borrowers"), the Lenders, the CoArrangers and the Administrative Agent. Capitalized terms used herein but not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement. Under the Credit Agreement, the Lenders and the Issuing Banks have agreed, upon the terms and subject to the conditions therein set forth, to make Loans and to issue Letters of Credit to the Initial Subsidiaries and to the Additional Subsidiaries that execute and deliver to the Lenders and Issuing Banks
Additional Subsidiary Agreements in the form of this Agreement. The Company represents that the Additional
Subsidiary is a Subsidiary. The parties hereto agree that the guarantee of the Guarantor contained in the Guarantee
Agreement applies to the obligations of the Additional
Subsidiary. In consideration of being permitted to borrow under the Credit Agreement upon the terms and subject to the conditions set forth therein, the Additional
Subsidiary agrees that from and after the date of this Agreement it will be, and will be liable for the observance and performance of all the obligations of, an Additional
Subsidiary under the Credit Agreement (including as a Borrower), as the same may be amended, supplemented or otherwise modified from time to time, to the same extent as if it had been one of the original parties to the Credit
Agreement including, without limitation, Section 9.15 thereof.

          THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED
IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK,
WITHOUT REGARD TO THE PRINCIPLES OF CONFLICTS OF LAWS
THEREOF.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their authorized officers as of the date first appearing above.


                              BENEFICIAL CORPORATION,
                              as Guarantor


                             by ___________________
                                Name:
                                Title:


                              CREDIT SUISSE, as
                              Administrative Agent


                             by ___________________
                                 Name:
                                 Title:


                             by ___________________
                                 Name:
                                 Title:


                              [Additional Subsidiary]


                             by ___________________
                                 Name:
                                 Title:





                               EXHIBIT 11


Exhibit 11
           BENEFICIAL CORPORATION AND SUBSIDIARIES
          COMPUTATION OF EARNINGS PER COMMON SHARE
           (in millions, except per share amounts)

                                            Years Ended December 31



                                             1995       1994        1993
Primary Earnings
Income Before Extraordinary Items           $150.5     $177.7      $186.0
Dividends on Preferred Stock                  (5.2)      (5.2)       (5.2)
Income Before Extraordinary Items
   Applicable to Common Stock                145.3      172.5       180.8
Extraordinary Items                             --         --        (2.8)
Net Income Applicable to Common Stock       $145.3     $172.5      $178.0

Shares
   Weighted Average Number of
       Shares Outstanding                     53.5       52.6        52.4
Primary Earnings per Common Share:
   Income Before Extraordinary Items        $ 2.72     $ 3.28      $ 3.45
   Extraordinary Items                          --         --        (.05)
Net Income                                  $ 2.72     $ 3.28      $ 3.40
Fully Diluted Earnings*
Income Before Extraordinary Items           $150.5     $177.7      $186.0
Dividends on Non-Convertible
 Preferred Stock                              (5.1)     (5.1)        (5.1)
Income Before Extraordinary Items
 as Adjusted                                $145.4    $172.6       $180.9
Extraordinary Items                             --        --         (2.8)
Net Income Applicable to Common Stock       $145.4    $172.6       $178.1

Shares
   Weighted Average Number of
       Shares Outstanding                     53.5      52.6         52.5
   Assuming Conversion of Convertible
       Preferred Stock                          .3        .3           .3
   Weighted Average Number of Shares
       Outstanding as Adjusted                53.8      52.9         52.8

   Fully Diluted Earnings per Common Share:
      Income Before Extraordinary Items     $ 2.70    $ 3.26       $ 3.43
      Extraordinary Items                       --        --         (.05)
   Net income                               $ 2.70    $ 3.26       $ 3.38


* This   calculation   is  submitted  in   accordance   with
  Regulation  S-K item 601(b)(11) although not  required  by footnote  2 to paragraph 14 of APB Opinion No. 15  because it results in dilution of less than 3%.





                           EXHIBIT 12


Exhibit 12

      BENEFICIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
               RATIO OF EARNINGS TO FIXED CHARGES
                  (Continuing Operations Only)

                                              Years Ended December 31
                                        1995    1994     1993     1992    1991
                                                   (in millions)



Income From Continuing Operations    $  150.5  $  177.7  $186.0   $148.4  $150.1
   Add Provision for Income Taxes       119.9     148.4   129.2    103.2   110.2
   Earnings Before Income Taxes         270.4     326.1   315.2    251.6   260.3

Fixed charges:
   Interest and Debt Expense            816.2     673.6   633.2    642.7   679.6
   Interest Factor Portion of Rentals    22.3      16.3    15.8     15.7    15.4
      Total Fixed Charges               838.5     689.9   649.0    658.4   695.0

Earnings Before Income Taxes
   and Fixed Charges                 $1,108.9  $1,016.0  $964.2   $910.0  $955.3
Ratio of Earnings to Fixed Charges       1.32      1.47    1.49     1.38    1.37





                              EXHIBIT 21


            LIST OF BENEFICIAL CORPORATION SUBSIDIARIES         12/31/95
                  COMPRISING THE FINANCE DIVISION

  Name of Subsidiary                                               State
        and                                                         of
  Principal Place of Business                                  Incorporation

Bencharge Credit Service Holding Company                            DE
  301 North Walnut St., Wilmington, DE 19801


    Bencharge Credit Service of America, Inc.                       DE
      301 North Walnut St., Wilmington, DE 19801
    Beneficial Credit Services Inc.                                 DE
      301 North Walnut St., Wilmington, DE 19801
    Beneficial Credit Services of Connecticut Inc.                  DE
      926 Main St., East Hartford, CT 06108 Beneficial
    Credit Services of Mississippi Inc.                             DE
      2310 Highway 80 W., Jackson, MS  39204 Beneficial
    Credit Services of South Carolina Inc.                          DE
      1660 Sam Ritterburg Blvd., Charleston, SC 29407


Beneficial Arizona Inc.                                             DE
  7315 North Oracle Road, Ste. 107, Tucson, AZ  85704
Beneficial California Inc.                                          DE
  1731 W. Colorado Blvd., Los Angeles, CA  90041
Beneficial Colorado Inc.                                            DE
  3200 South Wadsworth Blvd., Lakewood, CO  80227
Beneficial Connecticut Inc.                                         DE
  926 Main St., East Hartford, CT  06108
Beneficial Delaware Inc.                                            DE
  514 Jefferic Blvd., Unit 1, Dover, DE 19901 Beneficial
Florida Inc.                                                        DE
    4004 S. University Blvd., Jacksonville, FL 32216

    Beneficial Mortgage Co. of Florida                              DE
      4004 S. University Blvd., Jacksonville, FL 32216
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



Name of Subsidiary                                                State
      and                                                           of
Principal Place of Business                                   Incorporation

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
  7200 Montgomery Blvd, NE, Ste. B 3-4,
  Albuquerque, NM 87109
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
Beneficial Tennessee Inc.                                          TN
  3802 B Nolensville Rd., Nashville, TN 37211



  Name of Subsidiary                                               State
        and                                                         of
Principal Place of Business                                    Incorporation

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


Name of Subsidiary                                                State
      and                                                           of
Principal Place of Business                                    Incorporation

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
   Beneficial Credit Services of New York, Inc. *                   DE
     622 Yonkers Ave., Yonkers, NY  10704
   Beneficial New York Inc.                                         NY
     622 Yonkers Ave., Yonkers, NY 10704
   Beneficial Homeowner Service Corporation                         DE
     622 Yonkers Ave., Yonkers, NY  10704

Beneficial Homeowners Inc. *                                        DE
  301 North Walnut St., Wilmington, DE 19801

Beneficial Loan & Thrift Co.                                        MN
  5180 Central Ave., NE.
  Columbia Heights, MN  55421

*Inactive

Beneficial Mortgage Holding Company                                 DE
  301 North Walnut St., Wilmington, DE  19801

  Beneficial Excess Servicing Inc.                                  DE
    301 North Walnut St., Wilmington, DE 19801
    *same as above, Elizabeth A. Dawson
  Beneficial Home Mortgage Loan Corp.                               DE
    457 Main St., East Greenwich, RI  02818 Beneficial
  Mortgage Co. of Arizona                                           DE
    7315 North Oracle Road, Ste. 107, Tucson, AZ  85704
  Beneficial Mortgage Co. of Colorado                               DE
    3200 South Wadsworth Blvd., Lakewood, CO  80227
  Beneficial Mortgage Co. of Connecticut                            DE
    926 Main St., East Hartford, CT  06108


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
  Beneficial Mortgage Co. of Missouri, Inc.                        DE
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


Beneficial Savings Bank, FSB                                        A
  430 Knights Run Ave., Tampa, FL 33602                          Federal
  *same as above, Andrea J. Kaplan                            Savings Bank


Name of Subsidiary                                                State
      and                                                           of
Principal Place of Business                                   Incorporation

    Beneficial Service Corporation                                  DE
      430 Knights Run Ave., Tampa, FL 33602

Benevest Group Inc.                                                 DE
  301 N. Walnut Street, Wilmington, DE  19801

  Benevest Services, Inc.                                           WA
    2111 N. Northgate Way, Seattle, WA  98133

Alabama Properties, Inc.                                            DE
  200 Beneficial Center, Peapack, NJ  07977
  *same as above, Matthew J. Broas, Esq.
  Owns real estate in the District of Columbia
  and State of Colorado

BMC Holding Company                                                 DE
  301 North Walnut St., Wilmington, DE 19801
  *same as above, Janice L. Lewis

  Beneficial Mortgage Corporation                                   DE
    301 North Walnut St., Wilmington, DE  19801
    *same as above, Janice L. Lewis

Beneficial Credit Corp.                                             DE
  301 North Walnut St., Wilmington, DE 19801
  *same as above, Janice L. Lewis

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
    *same as above, Leonard Fisher
    Acts as an insurance agency

  BFC Insurance Agency of America                                   WY
    400 Beneficial Center, Peapack, NJ 07977
    *same as above, Leonard Fisher
    Acts as an insurance agency


Name of Subsidiary                                                 State
      and                                                            of
Principal Place of Business                                     Incorporation

       Beneficial Bank Public Limited Company                        UK
         Beneficial House, Easthampstead Road Bracknell,
         Berkshire, RG12 1NS
         *same as above, Anthony Lee
         Operates in the banking field in the
         United Kingdom

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

       BFC Insurance (Life) Limited                                Ireland
         22-24 Lower Mount Street
         Newmount House, Dublin 2, Ireland
         Will operate as a full line life,
         accident and health insurance company

       BFC Insurance Limited                                       Ireland
         22-24 Lower Mount Street
         Newmount House, Dublin 2, Ireland
         Will operate as a full line life,
         accident and health insurance company

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

  Service General Insurance Company                                  OH
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

  The Central National Life Insurance Company of Omaha               DE
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
      *same as above, Leah Kelley

Beneficial Land Company, Inc.                                        NJ
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, Matthew J. Broas, Esq.
  Owns real estate in the Borough of Peapack &
  Gladstone, NJ

Beneficial Management Corporation                                    DE
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, Millicent A. Picker, Esq.
  Provides Management, Accounting Services and
  Advertising for Affiliates.

       Beneficial Management Institute, Inc.                         NY
       200 Beneficial Center, Peapack, NJ 07977
       *same as above, Millicent A. Picker, Esq.

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

Beneficial Management Headquarters, Inc.                             NJ
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, Matthew J. Broas, Esq.
  Owns real estate in Peapack and Gladstone Borough, NJ
  and Bedminster Township, NJ


Name of Subsidiary                                                  State
      and                                                             of
Principal Place of Business                                     Incorporation

       Beneficial Facilities Corporation                             NJ
         200 Beneficial Center, Peapack, NJ  07977
         *same as above Matthew J. Broas, Esq.
         Owns real estate in Peapack and Gladstone
         Borough, NJ

Beneficial National Bank                                          National
  1300 Market Street, Wilmington, DE 19801                     Banking Assoc.
  *same as above, Kevin T. Peck, Esq.
  A commercial bank doing business in the State of Delaware

       Beneficial Service Corporation of Delaware                   DE
         1300 Market Street, Wilmington, DE 19801
         To sell Insurance on behalf of its Parent
         Corporation

Beneficial National Bank USA                                     National
  100 Beneficial Center, Peapack, NJ 07977                    Banking Assoc.
  *Wheeler K. Neff, Esq., 301 North Walnut St.                     (DE)
  Wilmington, DE 19801
  A private label credit card operation

       Beneficial Service Corporation of New Jersey                 DE
         100 Beneficial Center, Peapack, NJ 07977
         To sell Insurance on behalf of its Parent
         Corporation.

Beneficial Real Estate Company, Inc.                                NJ
  200 Beneficial Center, Peapack, NJ  07977
  *same as above, Matthew J. Broas, Esq.
  Owns real estate in Peapack and Gladstone Borough, NJ

Beneficial Systems Development Corporation                          DE
  101 East Kennedy Blvd., Ste. 700, Tampa, FL 33602
  Will engage in the business of applications, development,
  computer programming, consulting and other related
  services in Tampa, Florida


Name of Subsidiary                                                 State
     and                                                            of
Principal Place of Business                                    Incorporation

Beneficial Technology Corporation                                   DE
  500 Beneficial Center, Peapack, NJ  07977
  *same as above, Peter R. Callas
  Performs data processing services for finance and
  other subsidiaries

Bon Secour Properties Inc.                                          AL
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, Matthew J. Broas, Esq.
  Owns real estate in Peapack and Gladstone Borough, NJ

Capital Financial Services Inc.                                     NV
     5025 Arlington Centre Blvd, Columbus, OH  43220

Corporate Security Engineering Services, Inc.                       NJ
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, Matthew J. Broas, Esq.
  Engaged in the business of designing security
  and life safety systems for commercial use

Garrison Platt Properties Inc.                                      FL
  200 Beneficial Center, Peapack, NJ 07977
  *same as above, Matthew J. Broas, Esq.
  Owns real estate in Tampa, FL

Harbour Island Inc.                                                 FL
  424 Knights Run Avenue
  Tampa, FL  33602
  *Matthew J. Broas, Esq., 200 Beneficial Center,
  Peapack, NJ  07977
  Oversees the development of a piece of
  real estate in Florida and all activities
  related thereto

       Harbour Island Property Management Inc.                      FL
       Harbour Island Security Co., Inc.                            FL
       H I Venture One, Inc.                                        FL
       H I Venture Three, Inc.                                      FL
       H I Venture Four, Inc.                                       FL
       Tampa Island Transit Company, Inc.                           FL
       All the above, 424 Knights Run Avenue
       Tampa, FL  33602
       *Matthew J. Broas, Esq., 200 Beneficial Center,
       Peapack, NJ  07977

Personal Mortgage Holding Company                                   DE
  301 North Walnut St., Wilmington, DE 19801


Name of Subsidiary                                                 State
      and                                                            of
Principal Place of Business                                    Incorporation

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

Wasco Properties, Inc.                                              DE

  Wilmington, DE 19801
  *same as above, Carolyn Micolucci
  Holds real estate

       Beneficial Real Estate Joint Ventures, Inc.                  DE
         301 North Walnut St., Wilmington, DE 19801
         *same as above, Elizabeth A. Dawson


     * Minutes of company kept at this address
    ** Remaining shares are Directors' qualifying shares
   *** Remaining shares are owned by Beneficial Corporation


NOTE: Except where otherwise stated, minutes of the companies arekept by Janice L. Lewis, 301 North Walnut St.,
Wilmington, Delaware 19801.



                                                                  12/31/95
                                           State of
INACTIVE CORPORATIONS                   Incorporation

Bencharge Credit Service, Inc.               DE

Beneficial Alabama Inc.                      AL

Beneficial Business Credit                   DE
Corp.

Beneficial Credit Services of                DE
Alabama Inc.

Beneficial Finance Co.                       DE

Beneficial Finance Co. of                    DE
Alaska

Beneficial Finance Co. of                  Canada
Canada

Beneficial Finance Co. of                    DC
Columbia

Beneficial Finance Co. of Maine              ME

Beneficial Financial Center,                 DE
Inc.

Beneficial Marketing                         OH
Corporation

Beneficial North Dakota Inc.                 DE

Beneficial PayNet Systems, Inc.              DE

Beneficial Premium Services                  UK
Limited

Beneficial Securities, Inc.                  DE

Beneficial South Dakota Inc.                 DE

Beneficial Vermont Inc.                      DE

Beneficial Wyoming Inc.                      WY

Benevest Escrow Company                      DE

Benevest Service Company                     DE

Capital Credit Services Inc.                 DE

Guaranty and Indemnity                       DE
Insurance Company

Personal Finance Company, Inc.               NY

Sterling Mortgages Limited                   UK





                         EXHIBIT 23



                INDEPENDENT AUDITORS' CONSENT


      We consent to the incorporation by reference in Registration Statements No. 33-64357 and No. 33-57541 on
Form S-3 and Registration Statement No. 2-83020 on Form S-8 of our report dated January 29, 1996 appearing in this Annual Report on Form 10-K of Beneficial Corporation for the year ended December 31, 1995.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 25, 1996







                         EXHIBIT 24


                      POWER OF ATTORNEY



      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I, CHARLES  W.
BOWER,  Director  of Beneficial Corporation,  One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
8th   day of March, 1996.


                                   /s/ CHARLES W. BOWER
                                        CHARLES W. BOWER



                       POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I,  ROBERT  J.
CALLANDER,   a  Director  of  Beneficial  Corporation,   One
Christina  Centre,  301  North  Walnut  Street,  Wilmington,
Delaware  19801 (the "Company"), do hereby make,  constitute and  appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR.  and
RONALD E. BOMBOLIS, officers of the Company, or any of them, with  full  power  to act without the others,  my  true  and lawful  attorney-in-fact or agent for me  and  in  my  name, place  and  stead, in any and all capacities,  to  sign  the
Annual  Report  on  Form  10-K for  the  fiscal  year  ended
December 31, 1995 pursuant to the Securities Exchange Act of
1934, as amended, and any amendment thereto, to be filed  by
Beneficial  Corporation, a Delaware  corporation,  with  the
Securities and Exchange Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
20th   day of March, 1996.


                                 /s/ ROBERT J. CALLANDER
                                     ROBERT J. CALLANDER



                      POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I,  ROBERT  C.
CANNADA, a Director of Beneficial Corporation, One Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
8th   day of March, 1996.



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

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
8th   day of March, 1996.


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

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
18th   day of March, 1996.



                                    /s/  LEONARD S. COLEMAN, JR.
                                         LEONARD S. COLEMAN, JR.


                      POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT  I,  DAVID  J.
FARRIS,  a Director of Beneficial Corporation, One Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
8th   day of March, 1996.

                                       /s/ DAVID J. FARRIS
                                           DAVID J. FARRIS


                        POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT  I,  JAMES  H.
GILLIAM,  JR.,  a  Director of Beneficial  Corporation,  One
Christina  Centre,  301  North  Walnut  Street,  Wilmington,
Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN and RONALD E. BOMBOLIS, officers of the Company, or either of them, with full power to act without the other, my true and lawful attorney-in fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange
Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 21st day of March, 1996.



                                    /s/  JAMES H. GILLIAM, JR.
                                         JAMES H. GILLIAM, JR.


                      POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I,  ANDREW  C.
HALVORSEN,   a  Director  of  Beneficial  Corporation,   One
Christina  Centre,  301  North  Walnut  Street,  Wilmington,
Delaware  19801 (the "Company"), do hereby make,  constitute and  appoint  JAMES H. GILLIAM, JR. and RONALD E.  BOMBOLIS, officers of the Company, or either of them, with full  power to  act  without the other, my true and lawful  attorney-in
fact or agent for me and in my name, place and stead, in any and  all capacities, to sign the Annual Report on Form  10-K for  the fiscal year ended December 31, 1995 pursuant to the
Securities  Exchange  Act  of  1934,  as  amended,  and  any amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
11th   day of March, 1996.


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

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
8th   day of March, 1996.


                                   /s/ ROLAND A. HERNANDEZ
                                       ROLAND A. HERNANDEZ



                       POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I,  J.  ROBERT
HILLIER, a Director of Beneficial Corporation, One Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
11th   day of March, 1996.



                                    /s/ J. ROBERT HILLIER
                                        J. ROBERT HILLIER



                        POWER OF ATTORNEY



      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I,  GERALD  L.
HOLM,  a  Director of Beneficial Corporation, One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
12th   day of March, 1996.


                                   /s/ GERALD L. HOLM
                                       GERALD L. HOLM



                       POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I,  THOMAS  H.
KEAN,  a  Director of Beneficial Corporation, One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
12th   day of March, 1996.


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

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
11th   day of March, 1996.


                                  /s/ STEVEN MULLER
                                      STEVEN MULLER



                       POWER OF ATTORNEY


      KNOW  ALL MEN BY THESE PRESENTS:  THAT I, SUSAN  JULIA
ROSS,  a  Director of Beneficial Corporation, One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
8th   day of March, 1996.


                                  /s/  SUSAN JULIA ROSS
                                       SUSAN JULIA ROSS



                       POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT I,  ROBERT  A.
TUCKER,  a Director of Beneficial Corporation, One Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
11th   day of March, 1996.


                                 /s/ ROBERT A. TUCKER
                                     ROBERT A. TUCKER



                        POWER OF ATTORNEY


      KNOW  ALL  MEN BY THESE PRESENTS:  THAT  I,  SUSAN  M.
WACHTER, a Director of Beneficial Corporation, One Christina
Centre, 301 North Walnut Street, Wilmington, Delaware  19801
(the  "Company"),  do  hereby make, constitute  and  appoint
ANDREW  C.  HALVORSEN, JAMES H. GILLIAM, JR. and  RONALD  E.
BOMBOLIS, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-
fact or agent for me and in my name, place and stead,  in any and all capacities, to sign the Annual Report on Form 10K  for the fiscal year ended December 31, 1995 pursuant  to the
Securities  Exchange Act of 1934, as amended,  and  any
amendment thereto, to be filed by Beneficial Corporation,  a
Delaware  corporation,  with  the  Securities  and  Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand  this
11th   day of March, 1996.


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

      IN WITNESS WHEREOF, I have hereunto set my hand this 12th day of March, 1996.




                                 /s/  CHARLES H. WATTS, II
                                      CHARLES H. WATTS, II







                         EXHIBIT 99



      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 11-K

(Mark One)
[X ] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 1995


                             OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the period from       to


Commission file number 1-1177



                   BENEFICIAL THRIFT PLAN
                  (Full Title of the Plan)



                   BENEFICIAL CORPORATION
                    One Christina Centre
                   301 North Walnut Street
                    Wilmington, Delaware
               (Name of Issuer Under the Plan)


     All funds remitted by members of the Beneficial Thrift
Plan constituted direct loans to Beneficial Corporation by such members. Such funds were immediately available for use in its business and that of its subsidiaries and were not invested by the Trustees for the account of such members.
Account balances were unsecured general obligations of Beneficial Corporation.

     Effective at the close of business December 15, 1995, the Beneficial Thrift Plan was terminated and any member's outstanding account balance was returned to such member, all in accordance with the Trust Indenture which governed the Plan's operation.

Financial Statements

     The financial statements of Beneficial Corporation included in Item 14 of the attached Form 10-K are incorporated herein by reference.


