Form 10-Q
period 1996-03-31
BENEFICIAL CORP
filed 1996-05-10
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

     (Mark One)
     X   QUARTERLY  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

At May 1, 1996, the number of shares outstanding of the registrant's common stock was 53,404,196.






                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                BENEFICIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             (in millions)
                                                          March 31, December 31,
                                                            1996       1995
ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .   $   393.6 $   273.1
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  .    12,666.0  13,416.2
  Receivables Held for Resale (Note 2)  .  .  .  .  .  .     1,201.3      --
   Allowance for Credit Losses (Note 3) .  .  .  .  .  .      (423.2)   (406.1)
  Net Finance Receivables.  .  .  .  .  .  .  .  .  .  .    13,444.1  13,010.1
Investment Securities (Note 4) .  .  .  .  .  .  .  .  .       655.8   1,491.4
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .       183.5     183.1
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,740.8     759.7

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .   $16,417.8 $15,717.4


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 5) .  .  .  .  .  .  .  .  .  .  .  $  4,157.8  $4,023.9
Deposits Payable.  .  .  .  .  .  .  .  .  .  .  .  .  .       627.5     642.5
Long-Term Debt (Note 6)  .  .  .  .  .  .  .  .  .  .  .     8,004.0   7,792.5
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  .    12,789.3  12,458.9
Accounts Payable and Accrued Liabilities.  .  .  .  .  .       775.6     490.0
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .     1,276.1   1,265.5
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  .    14,841.0  14,214.4

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .       114.8     114.8
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .        53.4      53.2
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .       277.6     270.0
  Net Unrealized Gain on Investment Securities.  .  .  .         3.7      18.4
  Accumulated Foreign Currency Translation Adjustments .       (46.4)    (46.4)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .     1,173.7   1,093.0
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .     1,576.8   1,503.0

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .   $16,417.8 $15,717.4

See Notes to Financial Statements.
                BENEFICIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                (in millions, except per share amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                                1996    1995

REVENUE

  Finance Charges and Fees .  .  .  .  .  .  .  .  .  .  . $  545.3     $491.6
  Interest Expense.  .  .  .  .  .  .  .  .  .  .  .  .  .    209.0      212.2
    Lending Spread.  .  .  .  .  .  .  .  .  .  .  .  .  .    336.3      279.4
  Insurance Premiums .  .  .  .  .  .  .  .  .  .  .  .  .     40.1       41.7
  Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    165.7       26.9

      Total .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    542.1      348.0

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  .  .  .  .  .  .  .    101.7       99.3
  Insurance Benefits .  .  .  .  .  .  .  .  .  .  .  .  .     22.7       26.9
  Provision for Credit Losses .  .  .  .  .  .  .  .  .  .     81.7       51.7
  Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    151.3      135.0

      Total .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    357.4      312.9

Income Before Income Taxes .  .  .  .  .  .  .  .  .  .  .    184.7       35.1
Provision for Income Taxes .  .  .  .  .  .  .  .  .  .  .     77.3       14.4

NET INCOME  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $107.4   $   20.7

EARNINGS PER COMMON SHARE  .  .  .  .  .  .  .  .  .  .  .   $ 1.96   $    .37

DIVIDENDS PER COMMON SHARE .  .  .  .  .  .  .  .  .  .  .   $  .47   $    .43

See Notes to Financial Statements.

                BENEFICIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)

                                                            Three Months Ended
                                                                   March 31,
                                                                  1996   1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .$  107.4 $  20.7
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .    81.7    51.7
   Provision for Deferred Income Taxes  .  .  .  .  .  .  .  .   (12.4)   (9.5)
   Depreciation and Amortization  .  .  .  .  .  .  .  .  .  .    11.9    11.5
   Insurance Policy & Claim Reserves .  .  .  .  .  .  .  .  .    10.6    37.2
   Accounts Payable & Accrued Liabilities  .  .  .  .  .  .  .   285.6   156.2
     Net Cash Provided by Operating Activities.  .  .  .  .  .   484.8   267.8

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .  .  .  .(2,733.8)(2,115.6)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .  .  .  . 2,188.4 1,771.8
 Receivables Securitized .  .  .  .  .  .  .  .  .  .  .  .  .    --   1,103.8
 Other Receivables, Net Change .  .  .  .  .  .  .  .  .  .  .   (30.8) (288.6)
 Investment Securities Purchased  .  .  .  .  .  .  .  .  .  .  (282.9)  (88.8)
 Investment Securities Sold .  .  .  .  .  .  .  .  .  .  .  .   903.5     9.4
 Investment Securities Matured .  .  .  .  .  .  .  .  .  .  .   179.6    28.0
 Deposit from Reinsurer  .  .  .  .  .  .  .  .  .  .  .  .  .  (957.4)    --
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    41.0   (15.9)
    Net Cash (Used) Provided in Investing Activities.  .  .  .  (692.4)  404.1

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .  .  .  .   145.1  (269.5)
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .  .  .  .    (4.8)   46.6
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .  .  .  .   669.2   846.9
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .  .  .  .  (454.7) (608.1)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (26.7)  (24.3)
    Net Cash Provided (Used) in Financing Activities.  .  .  .   328.1    (8.4)

NET INCREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .  .  .  .   120.5   663.5
Cash and Equivalents at Beginning of Period.  .  .  .  .  .  .   273.1   189.5

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .  .  .  .$  393.6 $ 853.0

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .$  138.4 $ 134.6
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    14.0     3.2

See Notes to Financial Statements.

                BENEFICIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO FINANCIAL STATEMENTS
                (in millions, except per share amounts)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting  policies  used  in  the preparation  of  the  unaudited quarterly financial statements are consistent with accounting  policies described  in  the  notes  to  financial statements  contained  in  the
Company's  1995 Form 10-K to Shareholders.  Additionally,  the  Company
classifies   receivables  specifically  identified  for  inclusion   in
securitizations  as  Receivables Held for Resale.   These  amounts  are
carried  at  the lower of cost or market value on an aggregated  basis.
In  the  opinion of management, all adjustments, consisting  of  normal recurring  adjustments,  necessary for a fair  presentation  have  been
reflected.   Certain  prior period amounts have  been  reclassified  to
conform   with  the  1996  presentation.   Interim  results   are   not
necessarily indicative of results for a full year.


2.   FINANCE RECEIVABLES

    Finance receivables consisted of the following:

                                              March 31, December 31,
                                                 1996      1995

     Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  . $ 5,778.3   $ 6,636.6
       Personal Unsecured .  .  .  .  .  .  .  .2,711.4     2,756.1
       Credit Cards .  .  .  .  .  .  .  .  .  .3,242.2     3,084.0
       Sales Finance Contracts  .  .  .  .  .  .  828.9       836.6
       Commercial.  .  .  .  .  .  .  .  .  .  .  105.2       102.9
       Receivables Held for Resale .  .  .  .  .1,201.3         --
         Total Owned                           13,867.3    13,416.2
     Receivables Sold with Servicing Retained
          (all real estate secured).  .  .  .  .  994.2     1,113.5
     Total Owned and Serviced.  .  .  .  .  .  .$14,861.5 $14,529.7


3.   ALLOWANCE FOR CREDIT LOSSES

    An analysis of the allowance for credit losses follows:

                                                                1996
     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  .$406.1
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  . (79.9)
     Recoveries on Accounts Previously Charged Off .  .  .  .  .  10.4
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .  81.7
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   4.9
     Balance at March 31.  .  .  .  .  .  .  .  .  .  .  .  .  .$423.2



4.   INVESTMENT SECURITIES

    Investment securities were as follows:

                                March 31, 1996       December 31,1995
                              Carrying    Market     Carrying   Market
                          Value       Value       Value    Value

     AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate             $342.6      $342.6  $  807.5   $  807.5
         Mortgage-backed         53.9        53.9     335.5      335.5
         Municipal                7.1         7.1      20.2       20.2
         U.S. Government        114.5       114.5     176.3      176.3
         Foreign Government      48.7        48.7      59.4       59.4
                                566.8       566.8   1,398.9    1,398.9

       Equity Securities          1.9         1.9       6.3        6.3
          Total                $568.7      $568.7  $1,405.2   $1,405.2

     HELD-TO-MATURITY
       Debt Securities:
         Corporate             $ 41.0      $ 40.2  $   41.2   $   41.5
         Mortgage-backed          2.5         2.4       2.6        2.7
         Municipal                7.9         8.1       7.9        8.3
         U.S. Government         17.3        17.2      17.5       17.5
         Foreign Government       1.1         1.1       1.1        1.1
         Other                   17.3        17.3      15.9       15.9
           Total               $ 87.1      $ 86.3  $   86.2   $   87.0

  TOTAL INVESTMENT SECURITIES  $655.8      $655.0  $1,491.4   $1,492.2

      Effective March 31, 1996, the Company fully reinsured its annuity portfolio through a co-insurance agreement. While the risks and rewards of the portfolio have been transferred to the reinsurer, the policy reserves relating to the annuity portfolio have not been legally assumed.
Therefore, the policy reserves remain on the balance sheet. A similar amount of assets (investments and cash) have been transferred to the reinsurer as a deposit supporting the annuity contracts.

      During the first quarter of 1996, there were no investments transferred from Held-To-Maturity to Available-For-Sale, nor were there any sales of Held-To-Maturity investments.


5.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following:

                                                      March 31, December 31,
                                                          1996     1995

     Commercial Paper.  .  .  .  .  .  .  .  .  .      $3,700.4  $3,506.2
     Bank Borrowings .  .  .  .  .  .  .  .  .  .         457.4     517.7
           Total  .  .  .  .  .  .  .  .  .  .  .      $4,157.8  $4,023.9

      The  weighted  average  interest rates (including  the  costs  of maintaining lines of credit) on short-term borrowings during the  three months ended March 31 were as follows:
                                                          1996    1995

     U.S. Dollar Borrowings.  .  .  .  .  .  .  .         5.58%   6.24%
     Other Currency Borrowings.  .  .  .  .  .  .         6.65    7.20
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .         5.80    6.42

      The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense for the three months ended March 31 were as follows: .07% (annualized) and $0.8 in 1996 and .07% (annualized) and
$0.6 in 1995.

6.    LONG-TERM DEBT

     Long-term debt is shown below in the earliest year it could become payable:

                           Weighted Average
                           Interest Rates at    March 31, December 31,
     Maturity                March 31, 1996       1996        1995


     1996                        6.55%        $1,607.1      $2,063.5
     1997                        6.42          2,534.7       2,164.5
     1998                        7.36          1,415.7       1,189.9
     1999                        7.47            938.3         891.2
     2000                        8.03            422.6         422.8
     2001-2005                   7.63            888.3         863.3
     2006-2023                   7.63            197.3         197.3
          Total                  6.99%        $8,004.0      $7,792.5

      The weighted average interest rates (including issuance costs) on the  Company's  long-term debt during the three months ended  March  31 were as follows:


                                                  1996          1995
     U.S. Dollar Borrowings.  .  .  .  .  .  .  . 7.17%         7.66%
     Other Currency Borrowings.  .  .  .  .  .  . 7.27          7.18
     Overall.  .  .  .  .  .  .  .  .  .  .  .  . 7.18          7.62

      Long-term  debt outstanding at March 31, 1996, and  December  31,
1995, includes $3,088.5 and $2,817.4, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-two years.

      The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense for the three months ended March 31 were as follows: .08% (annualized) and $1.6 in 1996 and .06% (annualized) and
$1.2 in 1995.


7.    DERIVATIVE FINANCIAL INSTRUMENTS

      The  Company enters into foreign exchange forward agreements  and options to hedge its net investment in foreign subsidiaries.  At  March
31,  1996  and December 31, 1995, the Company had purchased options  to deliver  British pounds and Canadian dollars in exchange  for  US$369.8 and US$391.5, respectively.  Concurrently, the Company had sold options to buy British pounds and Canadian dollars in exchange for US$371.2 and
US$393.3  in  1996  and 1995, respectively.  The Company's  outstanding forward  agreements as of March 31, 1996 consisted of sales  of  C$55.0
and  DM48.0  in  exchange for US$40.2 and US$32.6, respectively.   This
compares to forward sales of DM107.0 for US$75.5 at year-end 1995.

      The Company accrued pretax losses of $2.0 at March 31, 1996, and pretax gains of $1.2 at December 31, 1995, on open hedges. All hedge gains and losses, including the mark to spot on open options and forwards, are recognized in a separate component of equity. There were no gains or losses recognized in net income attributable to the above hedging programs.

     The Company utilizes interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables and to manage basis risk.  The amounts  to  be  paid or received under the agreements are  accrued  in interest expense consistent with the terms of the agreements.  At March
31, 1996, accrued interest payable related to these interest-rate swaps totaled  $25.0,  which is largely offset by $19.1 of  accrued  interest
receivable.   The  impact of interest rate hedging  activities  on  the
Company's weighted average borrowing rates and on the reported interest
expense  for  the three months ended March 31, were as  follows:   .08%
(annualized) and $2.4 in 1996 and .07% (annualized) and $1.8 in 1995.

     The following table summarizes the interest-rate swaps outstanding at March 31, 1996:
                                                  Weighted Average  Weighted
                                      Notional     Interest Rates   Average
                                       Amount      Pay      Receive Maturity*


Pay fixed-rate-receive floating-rate   $  793.9    7.26%    5.93%    1.8
Pay floating-rate-receive fixed-rate      255.5    6.34     7.23     7.1
Pay floating-rate-receive floating-rate 1,545.0    5.43     5.40     1.1
    Total                               $2,594.4   6.08%    5.74%    1.9

*Remaining term in years.


8.    EARNINGS PER COMMON SHARE

     Computations of primary and fully diluted earnings per common share are as follows:
                                                          Three Months Ended
                                                               March 31,
                                                               1996 1995
PRIMARY EARNINGS
  Net Income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $107.4 $20.7
  Dividends on Preferred Stock .  .  .  .  .  .  .  .  .  .  .    (1.3) (1.3)
  Net Income Applicable to Common Stock .  .  .  .  .  .  .  .  $106.1 $19.4

  Weighted Average Shares Outstanding:
    Common  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   52.9 52.2
    Common Stock Equivalents   .  .  .  .  .  .  .  .  .  .  .    1.2   .8
      Total  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   54.1 53.0

Primary Earnings per Common Share .  .  .  .  .  .  .  .  .  .$ 1.96 $ .37

FULLY DILUTED EARNINGS

    Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $107.4 $20.7
    Dividends on Non-Convertible Preferred Stock .  .  .  .  .   (1.3) (1.3)
    Net Income Applicable to Common Stock  .  .  .  .  .  .  . $106.1 $19.4

    Weighted Average Shares Outstanding:
      Common .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   52.9  52.2
      Common Stock Equivalents .  .  .  .  .  .  .  .  .  .  .    1.6   1.0
        Total.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   54.5  53.2

Fully Diluted Earnings per Common Share .  .  .  .  .  .  .  .$ 1.95  $ .36


9.   RATIO OF EARNINGS TO FIXED CHARGES
                                                            Three Months Ended
                                                                  March 31,
                                                                 1996   1995

     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $107.4 $ 20.7
     Add Provision for Income Taxes .  .  .  .  .  .  .  .  .     77.3   14.4
         Earnings Before Income Taxes  .  .  .  .  .  .  .  .    184.7   35.1

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .  .  .  .    209.0  212.2
       Interest Factor Portion of Rentals .  .  .  .  .  .  .      5.4    5.7
       Preferred Stock Dividend Requirement  .  .  .  .  .  .      1.3     .9
         Total Fixed Charges  .  .  .  .  .  .  .  .  .  .  .    215.7  218.8

     Earnings Before Income Taxes and Fixed Charges   .  .  .   $400.4 $253.9

     Ratio of Earnings to Fixed Charges   .  .  .  .  .  .  .      1.86  1.16

      In  computing  the  ratio of earnings to fixed charges,  earnings consist  of net income to which has been added income taxes  and  fixed
charges.   Fixed  charges  consist  principally  of  interest  on   all
indebtedness  and that portion of rentals considered  to  represent  an appropriate interest factor.

10.   CONTINGENT LIABILITIES

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

                BENEFICIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

      The  $957 million annuity portfolio of the Central National  Life
Insurance  Company  of Omaha, a subsidiary of the Beneficial  Insurance
Group, was effectively sold to SunAmerica Life Insurance Company on
March 31,  1996 through a co-insurance agreement.  Accordingly, roughly
$900 million ofinvestment  securities  were  sold  or transferred to
SunAmerica as part  of   this disposition,  which  resulted  in capital
gains on disposition of investments of $8.4 million, after consideration of related taxes.  Although the risks of ownership  have been substantially transferred  to  SunAmerica  by  the  co-insurance agreement,  SunAmerica has  not  yet  legally  assumed  the  policies.  Therefore,  the $957 million in policy reserves related to the  annuity portfolio  and an offsetting deposit in other assets will remain  until SunAmerica legally assumes or rewrites the policies.

      The Company's leverage (the ratio of interest-bearing debt to total equity) dropped to 8.11 times at March 31, 1996, from 8.29 times at year-end 1995, benefiting from strong quarterly earnings. In order to maintain leverage within targeted levels, subsidiaries of the Company sell receivables through securitizations in the capital markets and retain collection and administrative responsibilities as servicer for the trust holding the receivables. On April 30, 1996, the Company completed a $1.2 billion securitization of variable-rate home equity loans which will result in lower leverage for the second quarter. As a result, these receivables were classified as held for resale at March
31, 1996.

      Total  owned finance receivables increased $451 million,  or  3%, during  the  first  quarter of 1996, compared  to  a  decline  of  $719 million, or 6%, during the same period in 1995, which reflected a  $1.1
billion  securitization of home equity loans in March 1995.   The  1996
quarter  benefited  from $230 million in acquisitions  of  real  estate secured  loans  by the North American loan office system,  as  well  as stronger  growth  in  Beneficial  National  Bank  USA  (BNB  USA),  the
Company's  private-label credit card bank, than a year earlier.
Managed receivable growth  was  $360  million  (before foreign exchange impact)  for  the  first  three  months  of 1996  compared to a gain of
$195 million in the first quarter of 1995.

     Reflecting the normal seasonal pattern for delinquency, as well as a  higher proportion of, and increased delinquency in, the credit  card and  unsecured portfolios, total loans owned delinquent two months  and greater  on a contractual basis increased to 3.16% at March  31,  1996,
from  2.95%  at  March 31, 1995, and 2.98% at the end of  1995.   On  a
managed basis, delinquency was 3.15%, up from 2.77% a year earlier  and
2.97% at year end 1995.

      First  quarter net chargeoffs increased significantly by  65%  to
$69.5  million  from  $42.2 million in the 1995 first  quarter.   As  a
percentage   of   average  owned  gross  receivables,  annualized   net
chargeoffs increased to 1.98% from 1.33% in the 1995 period.   However,
this  was down from the 2.09% in the fourth quarter of 1995.  The year-
to-year increase is reflective of the higher proportion of credit  card receivables  and  personal unsecured loans in the  Company's  portfolio coupled  with  some  increase in chargeoff rate  on  these  portfolios.
Management  expects  the  trend toward personal  unsecured  lending  to continue  for the foreseeable future.  At March 31, 1996, the allowance for  credit  losses  as a percentage of owned finance  receivables  was
3.05%,  up  from 3.03% at December 31, 1995, and 2.97% at  the  end  of
March 1995 reflecting an increased reserve balance of $423.2 million at
March  31, 1996 from $344.8 million at March 31, 1995.  At this  level, the reserve covered annualized chargeoffs 1.5 times versus 2.0 times in the first quarter of 1995.

Results of Operations

      First  quarter 1996 net income increased to $107.4  million  from
$20.7  million recorded in the first quarter of 1995.  The  1996  first quarter  Refund  Anticipation Loan (RAL)  pretax  earnings  were  $80.5 million  compared to the $65 million pretax loss recorded in the  first quarter of 1995.  1995's loss resulted when the IRS released payment of the  earned income tax credit portion on thousands of refunds  directly to  taxpayers  who had already received these refunds through  the  RAL program,  rather than to the Company's banking subsidiary to repay  the loan  as directed by the taxpayer.  RAL operations for the 1996 quarter benefited  from  $41.9 million in prior year bad debt  collections  and very  smooth  and efficient processing of tax refunds by  the  Internal
Revenue  Service.  Even excluding prior year collections,  the  current year  program  proved successful with quarterly pretax  income  of  $39 million  versus $30 million during the first quarter of 1995 (excluding earned  income  credit losses).  RAL is expected to contribute  another
$20  million  of pretax earnings during the second quarter,  reflecting collections on accounts beyond the conservative first quarter bad  debt
provision.   Absent  RAL, Insurance Operations'  capital  gain  on  the
annuity   transaction   and   prior   year's   $23.5   million   pretax
securitization  gain, the Company's core business net income  increased
11% from the prior year quarter.

      Lending spread income increased $56.9 million or 20% in the first quarter of 1996 over the comparable period in 1995.  As a percentage of average receivables, the lending spread was 9.89%, improved from  9.13%
in  the  prior year period. The gross yield as a percentage of  average receivables  was essentially flat at 16.04% compared to 16.06%  a  year earlier,  however, interest expense fell significantly  to  6.15%  from
6.93%.   This  increase in the lending spread reflected  the  shift  in product  mix  away from real estate loans to unsecured loans  over  the past  year,  as well as a continued wide prime/commercial paper  spread and reduced RAL funding requirements.  Although the annualized yield on real  estate loans dropped to 12.83% at March 1996 from 13.33% at March
1995,  the  annualized yield on unsecured loans increased to 23.54%  in the current quarter from 23.36% in the first quarter of the prior year.

      Other revenues increased significantly in the quarter, to $165.7 million from $26.9 million in the 1995 period, reflecting the dramatic turnaround in the RAL business as mentioned above.

      Removing the impact of the $24 million annuity-related capital gain, pretax earnings from insurance operations for the first quarter declined to $16.6 million from $17.7 million in 1995, reflecting higher loss ratios in virtually all product lines, which management beleives to be normal claim experience fluctuations. In addition, 1995 results included
$1.0 million in pretax earnings from the annuity business.

     Reflecting higher net chargeoffs and higher average receivables in 1996, the provision for credit losses was up 58% in the first quarter over the same period in 1995. The increase in chargeoffs primarily reflects the increased proportion of credit card receivables and personal unsecured loans in the Company's portfolio. As a percentage of average owned receivables, the provision for credit losses increased to 2.40% from 1.69% in the first quarter of 1995.

      All operating expenses (salaries and employee benefits and other operating expenses) increased 8% in the first quarter of this year compared to the 1995 period, generally reflecting higher volume-related expenditures. However, as a percentage of average owned receivables, all operating expenses in 1996 at 7.44% were improved from 7.66% in the 1995 period. On a percentage of average managed receivables this ratio was 6.91% versus 7.16% in the first quarter of 1995.

      As announced during the quarter, BNB USA is conducting a private-
label   credit  card  pilot  program  with  Kmart  Corporation.    Upon
successful  completion  of  the pilot in  166  Kmart  stores,  the  two companies  plan to expand the program in 1996 to all of the  more  than
2,000  Kmart  locations  in  the U.S. and Canada.   Although  long-term
profitability is expected from this merchant relationship, the roll out will  result in considerable start-up losses in 1996, which will impact
1996 results of operations.

Changes in Cash Flow and Liquidity

       The  principal  sources  of  cash  are  collections  of  finance receivables,  proceeds from the issuance of short- and long-term  debt,
and   cash  provided  through  operations  (including  maturities   and
repayments  of  its  receivables).  The  monthly  collections  of  cash principal  as  a percentage of average receivables were  5.36%  in  the first  quarter of 1996, compared to 4.82% in the first quarter of 1995.
The  increase  year-to-year in the percentage collected  is  due  to  a higher  proportion of credit card receivables in the portfolio  in  the current year, compared to the prior year period.

      Substantial  additional liquidity is available through  committed bank  lines  that  the Company maintains in support of  its  commercial paper  borrowings and through long-term borrowings through both private and public debt offerings.  Also, as previously mentioned, from time to
time   subsidiaries   of   the   Company   sell   receivables   through
securitizations in the capital markets.

      The principal uses of cash are loans to customers, repayments of maturing debt, dividends to shareholders, and general operating needs.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board has issued Statement  of
Financial  Accounting Standards (SFAS) No. 123, "Accounting for  Stock-
Based  Compensation"  effective  for transactions  entered  into  after
December  15,  1995.   The Company expects to disclose  the  pro  forma
charge  to  earnings  at year-end 1996 for the valuation  of  the  non-
qualified stock option plan.

      The consolidated financial statements and related notes should be read in conjunction with the preceding review.

                BENEFICIAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

       The  Company's  private-label  credit  card  issuer,  Beneficial
National  Bank USA (BNB USA) located in Delaware, is a defendant  in  a putative class action filed in State Court, Denver County, Colorado  on
December  16, 1994, alleging that the $10 late charge assessed  by  BNB
USA  on  delinquent  Colorado cardholders violated  Colorado  law.   By
stipulation of the parties, a stay of all proceedings in the  case  was ordered  on  March 10, 1995 pending final disposition by  the  Colorado
Supreme Court of identical litigation involving other out of state card
issuers.   Subsequently, in those related cases, the  Colorado  Supreme
Court  held that Section 85 of the National Bank Act and Section 27  of the  Federal  Deposit  Insurance  Act preempt  claims  challenging  the legality  of  late  fees  assessed by out  of  state  card  issuers  in conformity with the laws of their home states.  Shortly thereafter, the
Colorado Supreme Court granted summary judgment in favor of BNB USA  on
similar  grounds.   An  appeal is currently  pending  before  the  U.S.
Supreme Court.

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

   10 (a) Copies of forms of agreements to be entered into between Beneficial Corporation and certain key management employees of the Company and its subsidiaries.

           (b) Copies of forms of Severance Agreements by and between Beneficial Corporation and key executive officers of the Company and its subsidiaries.

   27      Financial Data Schedule (in EDGAR filing only).

     b) The Company filed the following report on Form 8-K during the period covered by this Form 10-Q:

          1) A report on Form 8-K, dated January 29, 1996, relating to the Company's fourth-quarter earnings and income forthe full year 1995, which were announced on January 29, 1996.

          2)   A  report on Form 8-K, dated March 11, 1996, relating to
               Kmart Corporation's announcement regarding the launching of a new credit card through Beneficial National Bank
               USA, a subsidiary of the Company.

          3) A report on Form 8-K, dated March 12, 1996, relating to the Company's announcement of a highly successful tax refund anticipation loan (RAL) season.

                BENEFICIAL CORPORATION AND SUBSIDIARIES





                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date      May 9, 1996                                 /s/ Ronald E. Bombolis
                                                          Ronald E. Bombolis
                                                          Sr. Vice President
                                                          and Controller
                                                          (Chief Accounting
                                                          Officer)




Date      May 9, 1996                                 /s/ Andrew C. Halvorsen
                                                          Andrew C. Halvorsen
                                                          Member of the Office
                                                          of the President and
                                                          Director (Chief
                                                          Financial Officer)




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

   10 (a) Copies of forms of agreements to be entered into between Beneficial Corporation and certain key management employees of the Company and its subsidiaries.

           (b) Copies of forms of Severance Agreements by and between Beneficial Corporation and key executive officers of the Company and its subsidiaries.

   27      Financial Data Schedule (in EDGAR filing only).



                             EXHIBIT 10(a)


                AMENDED   AND   RESTATED  AGREEMENT   between
    Beneficial   Corporation,  a  Delaware        corporation
    ("Beneficial"), and NAME (the "Executive"), dated  as  of
    April 19, 1996.

               1.    Operation of Agreement.  This  Agreement
    shall be effective immediately but shall not be operative
    unless and until there has been a Change in Control while
    the  Executive  is  in  the employ  of  Beneficial  or  a
    Subsidiary,   whereupon   it   shall   become   effective
    immediately.  A "Change in Control" shall mean  a  change
    in  control of Beneficial, which shall be deemed to  have
    occurred if and when:

                          (i)   any Person (as defined below)
              is  or becomes the Beneficial Owner (as defined
              below),  directly or indirectly, of  securities
              of   the  Beneficial  (not  including  in   the
              securities  beneficially owned by  such  Person
              any    securities   acquired   directly    from
              Beneficial or its affiliates) representing  20%
              or   more  of  the  combined  voting  power  of
              Beneficial's   then   outstanding   securities,
              excluding  any  Person  who  becomes   such   a
              Beneficial   Owner   in   connection   with   a
              transaction   described  in   clause   (A)   of
              paragraph (iii); or

                         (ii) the following individuals cease
              for  any reason to constitute a majority of the
              number  of directors then serving as the  Board
              of    Directors   of   Beneficial    ("Board"):
              individuals who, on the date hereof, constitute
              the  Board and any new directors (other than  a
              director whose initial assumption of office  is
              in  connection  with  an actual  or  threatened
              election contest, including but not limited  to
              a   consent  solicitation,  relating   to   the
              election  of  directors  of  Beneficial)  whose
              appointment  or  election  by  the   Board   or
              nomination   for   election   by   Beneficial's
              stockholders was approved by a vote of at least
              two-thirds (2/3) of the directors then still in
              office  who either were directors on  the  date
              hereof   or  whose  appointment,  election   or
              nomination  for  election  was  previously   so
              approved; or

                          (iii)      there  is consummated  a
              merger  or  consolidation of  Beneficial  or  a
              direct  or  indirect subsidiary  of  Beneficial
              with  any other corporation, other than  (A)  a
              merger  or consolidation which would result  in
              the voting securities of Beneficial outstanding
              immediately   prior   to   such    merger    or
              consolidation  continuing to represent  (either
              by  remaining outstanding or by being converted
              into  voting securities of the surviving entity
              or any parent thereof), in combination with the
              ownership  of  any trustee or  other  fiduciary
              holding  securities under an  employee  benefit
              plan  of  Beneficial,  at  least  80%  of   the
              combined  voting  power of  the  securities  of
              Beneficial or

                such surviving entity or any parent thereof outstanding
          immediately  after  such merger or consolidation,  or  (B)  a
          merger    or   consolidation   effected   to   implement    a
          recapitalization  of Beneficial (or similar  transaction)  in which  no Person is or becomes the Beneficial Owner, directly or  indirectly, of securities of Beneficial (not including in
          the   securities  Beneficially  Owned  by  such  Person   any
          securities   acquired  directly  from   Beneficial   or   its
          subsidiaries)  representing 20% or more of  either  the  then
          outstanding  shares  of common stock of   Beneficial  or  the
          combined   voting  power  of  Beneficial's  then  outstanding
          securities; or

                     (iv) the stockholders of Beneficial approve a plan of complete liquidation or dissolution of Beneficial or there is consummated an agreement for the sale or disposition by Beneficial of all or substantially all of Beneficial's assets, other than a sale or disposition by Beneficial of all or substantially all of the Beneficial's assets to an entity, at least 80% of the combined voting power of the voting securities of which are owned by stockholders of Beneficial in substantially the same proportions as their ownership of Beneficial immediately prior to such sale.

provided, however, that the foregoing events shall not be deemed to be a Change in Control if the transaction, transactions or elections causing such change shall have been approved by the affirmative vote of at least a majority of the members of the Board of Directors of Beneficial in office immediately prior to the Change in Control.

           For purposes of this Agreement, the term "Person" shall have the  meaning given in Section 3(a)(9) of the Exchange Act, as  modified and  used  in Sections 13(d) and 14(d) thereof, except that  such  term shall  not  include (i) Beneficial or any of its subsidiaries,  (ii)  a trustee or other fiduciary holding securities under an employee benefit plan  of  Beneficial  or any of its affiliates,  (iii)  an  underwriter
temporarily  holding  securities  pursuant  to  an  offering  of   such
securities, or (iv) a corporation owned, directly or indirectly, by the stockholders  of  Beneficial in substantially the same  proportions  as their ownership of stock of Beneficial, and the term "Beneficial Owner"
shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

           2.    Employment and Period of Employment.   The  Period  of
Employment shall commence on the date of a Change in Control and  shall continue  until the close of business on the last business day  of  the
36th calendar month following such Change in Control.

           3.    Position, Responsibilities and Location.   During  the
Period  of Employment, the Executive shall hold and perform a  position of responsibility, importance and scope with the Company at least equal to those of the position held by him immediately prior to the Change in
Control  (the  particular employer at the time the  Change  in  Control occurs  is  referred to herein as the "Company").  The Executive  shall not  be  required,  without his written consent, to change  his  office location  from the location thereof immediately prior to  a  Change  in
Control or to be absent therefrom on business more than 60 working days in any year or more than 10 consecutive days at any one time.

          4.   Compensation, Perquisites and Benefit Plans.  Subject to
Section 5 hereof, during the Period of Employment the Executive shall receive a salary, payable no less often than monthly, at the rate of monthly salary paid to him immediately prior to a Change in Control, with increases effective as of January 1 of each calendar year that begins during the Period of Employment, each such increase to be based on the Company's regular salary practices prior to the Change in Control.

           The Executive shall also be entitled to (a) perquisites, including, without limitation, an office, secretarial and clerical staff, and to employee benefits, at least equal to those to which he was entitled immediately prior to the Change in Control, and (b) all payments, benefits and service credit for benefits during the Period of Employment to which such Company executives immediately prior to the Change in Control were entitled as a result of their employment under the terms of employee plans and practices of the Company.

          5.   Termination.  (a)  In the event of a Termination for any
reason  (including  death or disability) other than  Cause  during  the
Period of Employment and subject to Section 6 hereof, the Company shall pay  to  the  Executive  (or  in  the  event  of  his  death  following
Termination, his legal representative) an amount equal to, and in  lieu of,  the  monthly salary provided in Section 4 hereof  for  each  month
thereafter  during  the  remainder of the  Period  of  Employment.   In
addition,  during  the remainder of such period the Executive  (or  his legal  representative) shall continue to be entitled to participate  in or  be  eligible  for  benefits under the  employee  benefit  plans  of
Beneficial and its Subsidiaries, to the same extent that the  Executive would  have been entitled were he still employed by the Company, except such  person  shall not be entitled to make employee  contributions  or payments into any such plan.

           Should continued participation in any pension plan or retirement plan be precluded by the terms thereof, the Company shall pay to the Executive and, if applicable, to his beneficiaries, a supplemental benefit equal to the excess of (i) the benefit that the Executive would have been paid under such plan had he continued to be employed during the remainder of the Period of Employment, over (ii) the benefit actually payable under such plan. The Company shall pay such benefit in a series of cash payments coinciding with payments of benefits under such plan. Such benefit shall be in addition to any benefit under the Company's retirement, survivor's benefits, insurance, and other applicable plans and programs then in effect to which the Executive is entitled. As used herein, the term "Termination" shall mean:

                     (i) Termination by the Company of the Executive's employment for any reason other than for Cause; or

                       (ii)   Termination  by  the  Executive  of   his
          employment upon his good faith determination that  there  has been  a  significant change in the nature  or  scope  of  his authorities,  powers, functions, duties  or  responsibilities contemplated  by Section 3, a reduction in his  compensation, or  any other breach by the Company of any provision of  this
          Agreement,  provided  that  the  same  shall  have  continued
          unremedied  for  a  period of 30 days  after  written  notice thereof requesting that the Company remedy the same was given by  the  Executive to the Board of Directors of the  Company,
          attention of the Secretary.

                                (b) The Company shall have the right to
               terminate for Cause the employment of the Executive and the Period of Employment, provided that there shall have been delivered to the Executive 60 days' prior written notice thereof approved by the vote of not less than three-fourths of the Board of Directors of the Company at a meeting called and held for that purpose and at which the Executive was given a reasonable opportunity to appear and be heard. Termination of the Executive's employment shall be deemed to have been for Cause only if it shall have been the result of:

                                           (i)   an  act  or  acts   of
                     dishonesty  by  him  constituting  a  felony   and
                     resulting  or  intended  to  result  directly   or
                     indirectly  in  gain to or personal enrichment  of
                     the Executive at the Company's expense, or

                                            (ii)   a   deliberate   and
                     intentional  refusal by the Executive  during  the
                     Period   of   Employment  (except  by  reason   of
                     incapacity due to illness or accident)  to  comply
                     with  the  provisions of Section 3, provided  that
                     such  breach  shall have resulted in  demonstrably
                     material injury to the Company.

           6. Non-Competition. The Company shall not be required to continue to make payments or provide benefits under this Agreement if during the period that such requirement would otherwise be applicable the Executive shall have engaged in conduct constituting Competition with the Company for a period of 30 days following written notice from or on behalf of the Board of Directors of the Company that it has determined that the Executive is engaged in such conduct, provided that prior to such notice the Executive shall have been afforded a reasonable opportunity to appear before and be heard by said Board of Directors.


           The Executive shall be deemed to be engaged in Competition with the Company at a particular time if the Executive shall, directly or indirectly, engage in, or work for or render services to any person or firm (in any capacity) which directly or indirectly engages in any field of business which during the then most recently completed calendar year provided more than 25 percent of the Company's revenues or net income on a consolidated basis; provided, however, that the foregoing shall be limited to conduct of the Executive carried out within (a) a distance of 50 miles from the office in which the Executive was principally employed immediately prior to the Change in Control, and (b) 25 miles from any other office of Beneficial or any Subsidiary engaged in any such business located within the same state or comparable jurisdiction as such office; and provided further, that the Executive shall not be deemed to be engaged in Competition with the Company solely by reason of ownership of less than 5% of the outstanding capital stock entitled to vote for the election of directors of a corporation with a class of equity securities held of record by more than 500 persons.

           7. Arbitration. In the event of any dispute regarding a refusal or failure by the Company to make payments or provide benefits hereunder for any reason, the Executive shall have the right, in addition to all other rights and remedies provided by law, to seek arbitration under the rules of the American Arbitration Association, by serving notice to arbitrate upon the Company stating the place of arbitration, within 90 days after having received notice in any form that the Company is withholding or proposes to withhold payments or provisions of benefits.

           8.    Other Employment; Reduction of Benefits.  In the event
that  following  a Termination the Executive becomes  employed  by  any person  or firm or becomes self-employed, then to the extent  that  the
Executive  shall receive compensation, benefits and service credit  for benefits  from  such  other employment, the  aggregate  amount  of  all payments to be made and benefits and service credit for benefits to  be
provided   by  the  Company  under  the  provisions  hereof  shall   be
correspondingly  reduced; provided however, that no amount  that  shall become payable to the Executive under any Company plan, program, policy or arrangement without regard to this Agreement shall be reduced by any such  compensation, benefits or service credit received from such other employment.

           9. Confidential Information. The Executive agrees not to disclose, either while in the Company's employ or at any time thereafter, to any person not employed or retained by the Company, any confidential plans, data or other information obtained by him while in the employ of the Company unless the same shall be known generally to the public, or unless disclosure of the same is required by law or Court order.

           10.   Notices.   All  notices, requests, demands  and  other
communications provided for by this Agreement shall be in  writing  and shall be sufficiently given if and when mailed in the

United States by registered or certified mail (or comparable service in the country of residence outside the United States) or personally delivered to the party entitled thereto at the address stated below or to such changed address as the addressee may have given by a similar notice:

To the Company:  c/o Beneficial Corporation
                   One Christina Centre
                   301 North Walnut Street
                   Wilmington, Delaware 19801

                   Attention:  Secretary


To the Executive:  At his or her home address, as last shown on the records of the Company.

            11.   Term  of  Agreement.   This  Agreement  shall  remain
effective  until July 19, 1996 and shall continue in effect  thereafter unless  and  until terminated by Beneficial upon not  less  than  three months'  written notice to the Executive; provided, however, that  this
Agreement  will  remain effective with respect to a Change  in  Control which occurs on or prior to any such termination date.

          12.  General Provisions.

                      (a)  This Agreement shall not confer any right or
          impose  any  obligation on the Executive to continue  in  the employ of Beneficial or any Subsidiary, or limit the right of
          any   such   company  or  the  Executive  to  terminate   his
          employment, at any time prior to a Change in Control.

                      (b)   No  provision  of  this  Agreement  may  be
          amended,   modified   or   waived  unless   such   amendment,
          modification  or waiver shall be agreed to in writing  signed by  the  Executive  and  by  a  duly  authorized  officer  of
          Beneficial.

                      (c)   This  Agreement shall be binding  upon  and
          inure  to  the  benefit of Beneficial and  any  successor  of
          Beneficial, including, without limitation, any corporation or
          corporations   acquiring  directly  or  indirectly   all   or
          substantially  all  of the assets of Beneficial,  whether  by merger,  consolidation,  sale or  otherwise,  but  shall  not otherwise be assignable by Beneficial.

                     (d) The validity, interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of Delaware, without giving effect to the principles of conflict of laws thereof.

                      (e) If any provision of this Agreement shall be determined to be invalid or unenforceable by a court of competent jurisdiction, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

                       (f) As used herein "Subsidiary" means any corporation of which securities having ordinary voting power to elect a majority of the board of directors thereof or other persons performing similar functions are at the time directly or indirectly owned by Beneficial and/or one or more
          Subsidiaries.

                      (g) Whenever any words relating to the Executive are used herein in the masculine gender, they shall be construed as though they were used in the feminine gender in all cases where they should so apply.

                       (h)    Should  any  payments  pursuant  to  this
          Agreement  be subject to excise tax pursuant to Section  4999 of the Internal Revenue Code of 1986, as Amended, the Company
          shall pay to the Executive such additional compensation as is necessary  to  place  the Executive  in  the  same  after-tax position  he would have been in had no such excise  tax  been paid  or incurred.  The Company's obligation with respect  to such  additional compensation shall continue  until  90  days after  the tax liabilities of the Executive for all tax years in question are finally determined.

           The parties to this amended and restated agreement intend that this agreement be considered an instrument under seal with the intent that the statute of limitations provided for at 10 Del.C. section
8106 be tolled to the full extent permitted under Delaware law.

           IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                  BENEFICIAL CORPORATION


         [SEAL]                   BY
                                    Scott A. Siebels
                                    Vice President and
                                    Corporate Secretary



         [SEAL]                     Name








            AGREEMENT   between  Beneficial  Corporation,  a   Delaware
corporation ("Beneficial"), and   NAME      (the "Executive"), dated as
of    DATE .

           1.    Operation  of  Agreement.   This  Agreement  shall  be
effective immediately but shall not be operative unless and until there has  been  a Change in Control while the Executive is in the employ  of
Beneficial  or  a  Subsidiary,  whereupon  it  shall  become  effective immediately.  A "Change in Control" shall mean a change in  control  of
Beneficial, which shall be deemed to have occurred if and when:

                      (i)   any Person (as defined below) is or becomes
          the   Beneficial  Owner  (as  defined  below),  directly   or
          indirectly, of securities of the Beneficial (not including in
          the   securities  beneficially  owned  by  such  Person   any
          securities   acquired  directly  from   Beneficial   or   its
          affiliates)  representing 20% or more of the combined  voting power  of Beneficial's then outstanding securities, excluding any  Person who becomes such a Beneficial Owner in connection with  a  transaction  described in clause  (A)  of  paragraph
          (iii); or

                      (ii)  the  following individuals  cease  for  any
          reason  to  constitute a majority of the number of  directors
          then   serving  as  the  Board  of  Directors  of  Beneficial
          ("Board"):   individuals who, on the date hereof,  constitute
          the  Board and any new directors (other than a director whose initial assumption of office is in connection with an  actual or  threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of  Beneficial) whose appointment or election by the Board or nomination  for  election  by Beneficial's  stockholders  was approved  by  a  vote  of at least two-thirds  (2/3)  of  the directors  then still in office who either were directors  on the  date hereof or whose appointment, election or nomination for election was previously so approved; or

                       (iii)      there  is  consummated  a  merger  or
          consolidation   of  Beneficial  or  a  direct   or   indirect
          subsidiary  of  Beneficial with any other corporation,  other than (A) a merger or consolidation which would result in  the voting securities of Beneficial outstanding immediately prior to  such  merger  or  consolidation continuing  to  represent
          (either  by remaining outstanding or by being converted  into voting  securities  of  the surviving entity  or  any  parent thereof), in combination with the ownership of any trustee or other  fiduciary holding securities under an employee benefit plan of Beneficial, at least 80% of the combined voting power of the securities of Beneficial or

                such surviving entity or any parent thereof outstanding
          immediately  after  such merger or consolidation,  or  (B)  a
          merger    or   consolidation   effected   to   implement    a
          recapitalization  of Beneficial (or similar  transaction)  in which  no Person is or becomes the Beneficial Owner, directly or  indirectly, of securities of Beneficial (not including in
          the   securities  Beneficially  Owned  by  such  Person   any
          securities   acquired  directly  from   Beneficial   or   its
          subsidiaries)  representing 20% or more of  either  the  then
          outstanding  shares  of common stock of   Beneficial  or  the
          combined   voting  power  of  Beneficial's  then  outstanding
          securities; or

                     (iv) the stockholders of Beneficial approve a plan of complete liquidation or dissolution of Beneficial or there is consummated an agreement for the sale or disposition by Beneficial of all or substantially all of Beneficial's assets, other than a sale or disposition by Beneficial of all or substantially all of the Beneficial's assets to an entity, at least 80% of the combined voting power of the voting securities of which are owned by stockholders of Beneficial in substantially the same proportions as their ownership of Beneficial immediately prior to such sale.

provided, however, that the foregoing events shall not be deemed to be a Change in Control if the transaction, transactions or elections causing such change shall have been approved by the affirmative vote of at least a majority of the members of the Board of Directors of Beneficial in office immediately prior to the Change in Control.

           For purposes of this Agreement, the term "Person" shall have the  meaning given in Section 3(a)(9) of the Exchange Act, as  modified and  used  in Sections 13(d) and 14(d) thereof, except that  such  term shall  not  include (i) Beneficial or any of its subsidiaries,  (ii)  a trustee or other fiduciary holding securities under an employee benefit plan  of  Beneficial  or any of its affiliates,  (iii)  an  underwriter
temporarily  holding  securities  pursuant  to  an  offering  of   such
securities, or (iv) a corporation owned, directly or indirectly, by the stockholders  of  Beneficial in substantially the same  proportions  as their ownership of stock of Beneficial, and the term "Beneficial Owner"
shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

           2.    Employment and Period of Employment.   The  Period  of
Employment shall commence on the date of a Change in Control and  shall continue  until the close of business on the last business day  of  the
36th calendar month following such Change in Control.

           3.    Position, Responsibilities and Location.   During  the
Period  of Employment, the Executive shall hold and perform a  position of responsibility, importance and scope with the Company at least equal to those of the position held by him immediately prior to the Change in
Control (the particular employer at the


time  the  Change  in  Control occurs is  referred  to  herein  as  the
"Company").   The Executive shall not be required, without his  written
consent,  to  change  his  office location from  the  location  thereof immediately  prior to a Change in Control or to be absent therefrom  on business  more  than  60  working days in any  year  or  more  than  10 consecutive days at any one time.

          4.   Compensation, Perquisites and Benefit Plans.  Subject to
Section 5 hereof, during the Period of Employment the Executive shall receive a salary, payable no less often than monthly, at the rate of monthly salary paid to him immediately prior to a Change in Control, with increases effective as of January 1 of each calendar year that begins during the Period of Employment, each such increase to be based on the Company's regular salary practices prior to the Change in Control.

           The Executive shall also be entitled to (a) perquisites, including, without limitation, an office, secretarial and clerical staff, and to employee benefits, at least equal to those to which he was entitled immediately prior to the Change in Control, and (b) all payments, benefits and service credit for benefits during the Period of Employment to which such Company executives immediately prior to the Change in Control were entitled as a result of their employment under the terms of employee plans and practices of the Company.

          5.   Termination.  (a)  In the event of a Termination for any
reason  (including  death or disability) other than  Cause  during  the
Period of Employment and subject to Section 6 hereof, the Company shall pay  to  the  Executive  (or  in  the  event  of  his  death  following
Termination, his legal representative) an amount equal to, and in  lieu of,  the  monthly salary provided in Section 4 hereof  for  each  month
thereafter  during  the  remainder of the  Period  of  Employment.   In
addition,  during  the remainder of such period the Executive  (or  his legal  representative) shall continue to be entitled to participate  in or  be  eligible  for  benefits under the  employee  benefit  plans  of
Beneficial and its Subsidiaries, to the same extent that the  Executive would  have been entitled were he still employed by the Company, except such  person  shall not be entitled to make employee  contributions  or payments into any such plan.

           Should continued participation in any pension plan or retirement plan be precluded by the terms thereof, the Company shall pay to the Executive and, if applicable, to his beneficiaries, a supplemental benefit equal to the excess of (i) the benefit that the Executive would have been paid under such plan had he continued to be employed during the remainder of the Period of Employment, over (ii) the benefit actually payable under such plan. The Company shall pay such benefit in a series of cash payments coinciding with payments of benefits under such plan. Such benefit shall be in addition to any benefit under the Company's retirement, survivor's benefits, insurance, and other applicable plans and programs then in effect to which the Executive is entitled. As used herein, the term "Termination" shall mean:


                     (i) Termination by the Company of the Executive's employment for any reason other than for Cause; or

                       (ii)   Termination  by  the  Executive  of   his
          employment upon his good faith determination that  there  has been  a  significant change in the nature  or  scope  of  his authorities,  powers, functions, duties  or  responsibilities contemplated  by Section 3, a reduction in his  compensation, or  any other breach by the Company of any provision of  this
          Agreement,  provided  that  the  same  shall  have  continued
          unremedied  for  a  period of 30 days  after  written  notice thereof requesting that the Company remedy the same was given by  the  Executive to the Board of Directors of the  Company,
          attention of the Secretary.

                                (b) The Company shall have the right to
               terminate for Cause the employment of the Executive and the Period of Employment, provided that there shall have been delivered to the Executive 60 days' prior written notice thereof approved by the vote of not less than three-fourths of the Board of Directors of the Company at a meeting called and held for that purpose and at which the Executive was given a reasonable opportunity to appear and be heard. Termination of the Executive's employment shall be deemed to have been for Cause only if it shall have been the result of:

                                           (i)   an  act  or  acts   of
                     dishonesty  by  him  constituting  a  felony   and
                     resulting  or  intended  to  result  directly   or
                     indirectly  in  gain to or personal enrichment  of
                     the Executive at the Company's expense, or

                                            (ii)   a   deliberate   and
                     intentional  refusal by the Executive  during  the
                     Period   of   Employment  (except  by  reason   of
                     incapacity due to illness or accident)  to  comply
                     with  the  provisions of Section 3, provided  that
                     such  breach  shall have resulted in  demonstrably
                     material injury to the Company.

           6. Non-Competition. The Company shall not be required to continue to make payments or provide benefits under this Agreement if during the period that such requirement would otherwise be applicable the Executive shall have engaged in conduct constituting Competition with the Company for a period of 30 days following written notice from or on behalf of the Board of Directors of the Company that it has determined that the Executive is engaged in such conduct, provided that prior to such notice the Executive shall have been afforded a reasonable opportunity to appear before and be heard by said Board of Directors.




           The Executive shall be deemed to be engaged in Competition with the Company at a particular time if the Executive shall, directly or indirectly, engage in, or work for or render services to any person or firm (in any capacity) which directly or indirectly engages in any field of business which during the then most recently completed calendar year provided more than 25 percent of the Company's revenues or net income on a consolidated basis; provided, however, that the foregoing shall be limited to conduct of the Executive carried out within (a) a distance of 50 miles from the office in which the Executive was principally employed immediately prior to the Change in Control, and (b) 25 miles from any other office of Beneficial or any Subsidiary engaged in any such business located within the same state or comparable jurisdiction as such office; and provided further, that the Executive shall not be deemed to be engaged in Competition with the Company solely by reason of ownership of less than 5% of the outstanding capital stock entitled to vote for the election of directors of a corporation with a class of equity securities held of record by more than 500 persons.

           7. Arbitration. In the event of any dispute regarding a refusal or failure by the Company to make payments or provide benefits hereunder for any reason, the Executive shall have the right, in addition to all other rights and remedies provided by law, to seek arbitration under the rules of the American Arbitration Association, by serving notice to arbitrate upon the Company stating the place of arbitration, within 90 days after having received notice in any form that the Company is withholding or proposes to withhold payments or provisions of benefits.

           8.    Other Employment; Reduction of Benefits.  In the event
that  following  a Termination the Executive becomes  employed  by  any person  or firm or becomes self-employed, then to the extent  that  the
Executive  shall receive compensation, benefits and service credit  for benefits  from  such  other employment, the  aggregate  amount  of  all payments to be made and benefits and service credit for benefits to  be
provided   by  the  Company  under  the  provisions  hereof  shall   be
correspondingly  reduced; provided however, that no amount  that  shall become payable to the Executive under any Company plan, program, policy or arrangement without regard to this Agreement shall be reduced by any such  compensation, benefits or service credit received from such other employment.

           9. Confidential Information. The Executive agrees not to disclose, either while in the Company's employ or at any time thereafter, to any person not employed or retained by the Company, any confidential plans, data or other information obtained by him while in the employ of the Company unless the same shall be known generally to the public, or unless disclosure of the same is required by law or Court order.

           10.   Notices.   All  notices, requests, demands  and  other
communications provided for by this Agreement shall be in  writing  and shall be sufficiently given if and when mailed in the


United States by registered or certified mail (or comparable service in the country of residence outside the United States) or personally delivered to the party entitled thereto at the address stated below or to such changed address as the addressee may have given by a similar notice:

To the Company:  c/o Beneficial Corporation
                   One Christina Centre
                   301 North Walnut Street
                   Wilmington, Delaware 19801

                   Attention:  Secretary


To the Executive:  At his or her home address, as last shown on the records of the Company.

            11.   Term  of  Agreement.   This  Agreement  shall  remain
effective until   DATE  and shall continue in effect thereafter  unless
and  until  terminated by Beneficial upon not less than  three  months'
written notice to the Executive; provided, however, that this Agreement will  remain effective with respect to a Change in Control which occurs on or prior to any such termination date.

          12.  General Provisions.

                      (a)  This Agreement shall not confer any right or
          impose  any  obligation on the Executive to continue  in  the employ of Beneficial or any Subsidiary, or limit the right of
          any   such   company  or  the  Executive  to  terminate   his
          employment, at any time prior to a Change in Control.

                      (b)   No  provision  of  this  Agreement  may  be
          amended,   modified   or   waived  unless   such   amendment,
          modification  or waiver shall be agreed to in writing  signed by  the  Executive  and  by  a  duly  authorized  officer  of
          Beneficial.

                      (c)   This  Agreement shall be binding  upon  and
          inure  to  the  benefit of Beneficial and  any  successor  of
          Beneficial, including, without limitation, any corporation or
          corporations   acquiring  directly  or  indirectly   all   or
          substantially  all  of the assets of Beneficial,  whether  by merger,  consolidation,  sale or  otherwise,  but  shall  not otherwise be assignable by Beneficial.

                     (d) The validity, interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of Delaware, without giving effect to the principles of conflict of laws thereof.





                      (e) If any provision of this Agreement shall be determined to be invalid or unenforceable by a court of competent jurisdiction, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

                       (f) As used herein "Subsidiary" means any corporation of which securities having ordinary voting power to elect a majority of the board of directors thereof or other persons performing similar functions are at the time directly or indirectly owned by Beneficial and/or one or more
          Subsidiaries.

                      (g) Whenever any words relating to the Executive are used herein in the masculine gender, they shall be construed as though they were used in the feminine gender in all cases where they should so apply.

                       (h)    Should  any  payments  pursuant  to  this
          Agreement  be subject to excise tax pursuant to Section  4999 of the Internal Revenue Code of 1986, as Amended, the Company
          shall pay to the Executive such additional compensation as is necessary  to  place  the Executive  in  the  same  after-tax position  he would have been in had no such excise  tax  been paid  or incurred.  The Company's obligation with respect  to such  additional compensation shall continue  until  90  days after  the tax liabilities of the Executive for all tax years in question are finally determined.

           The parties to this amended and restated agreement intend that this agreement be considered an instrument under seal with the intent that the statute of limitations provided for at 10 Del.C. Section
8106 be tolled to the full extent permitted under Delaware law.

           IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                  BENEFICIAL CORPORATION


         [SEAL]                   BY
                                    Scott A. Siebels
                                    Vice President and
                                    Corporate Secretary



         [SEAL]                     Executive






                            EXHIBIT 10 (b)


         March 26, 1996



         <<addr>>

         Dear <<name>>:

              You previously entered into an agreement dated

         August 21, 1986 providing you certain protection in the

         event of a change of control of Beneficial Corporation

         (the "Corporation"), which agreement was subsequently

         amended effective as of February 21, 1990, and which

         remains in effect.  The Board of Directors of the

         Corporation has authorized this amendment and restatement

         of your August 21, 1986 agreement, and has requested that

         you indicate your agreement and consent (pursuant to

         Section 7 of that agreement) by signing in the space

         provided below on the enclosed duplicate copy, and

         returning it to the Corporation.

              The Corporation recognizes that your contribution to

         the growth and success of the Corporation has been

         substantial and desires to assure the Corporation of your

         continued employment.  In this connection, the Board of

         Directors of the Corporation (the "Board") recognizes

         that, as is the case with many publicly held

         corporations, the possibility of a change in control may

         exist and that such possibility, and the uncertainty and

         questions which it may raise among management, may result

         in the departure or distraction of management personnel

         to the detriment of the Corporation and its stockholders.

              The Board has determined that appropriate steps

         should be taken to reinforce and encourage the continued

         attention and dedication of members of the Corporation's

         management, including yourself, to their assigned duties

         without distraction in the face of potentially disturbing

         circumstances arising from the possibility of a change in

         control of the Corporation.

              In order to induce you to remain in the employ of

         the Corporation and in consideration of your agreement

         set forth in paragraph (b) of Section 2 hereof, the

         Corporation agrees that you shall receive the severance

         benefits set forth in this amended and restated letter

         agreement ("Agreement") in the event your employment with

         the Corporation is terminated subsequent to a "Change in

         Control of the Corporation" (as defined in Section 2

         hereof) under the circumstances described below.

              For purposes of this Agreement, an employee of a

         subsidiary of the Corporation shall be considered an

         employee of the Corporation and in such case the

         obligation of the Corporation hereunder shall be to cause

         such subsidiary to perform the obligations of the

         Corporation hereunder.

              1.   Term of Agreement.  This amended and restated

         agreement supersedes your August 21, 1986 agreement and

         shall continue in effect until December 31, 1998;

         provided, however, that commencing on January 1, 1998 and

         each January 1 thereafter, the term of this Agreement

         shall automatically be extended for one additional year

         unless, not later than November 1 of the preceding year,

         the Corporation shall have given notice that it does not

         wish to extend this Agreement; provided, further, if a

         Change in Control of the Corporation shall have occurred

         during the original or extended term of this Agreement,

         this Agreement shall continue in effect for a period of

         thirty-six (36) months beyond the month in which such

         Change in Control of the Corporation occurred.

              2.   Change in Control of the Corporation.

                   (a)  No benefits shall be payable hereunder

         unless there shall have been a Change in Control of the

         Corporation, as set forth below.  For purposes of this

         Agreement, a "Change in Control" shall be deemed to have

         occurred if the event set forth in any one of the

         following paragraphs shall have occurred:

                        (i)   any Person (as defined below) is or

         becomes the Beneficial Owner (as defined below), directly

         or indirectly, of securities of the Corporation (not

         including in the securities beneficially owned by such

         Person any securities acquired directly from the Company

         or its affiliates) representing 20% or more of  the

         combined voting power of the Corporation's then

         outstanding securities, excluding any Person who becomes

         such a Beneficial Owner in connection with a transaction

         described in clause (A) of paragraph (iii); or

                        (ii)  the following individuals cease for

         any reason to constitute a majority of the number of

         directors then serving: individuals who, on the date

         hereof, constitute the Board and any new director (other

         than a director whose initial assumption of office is in

         connection with an actual or threatened election contest,

         including but not limited to a consent  solicitation,

         relating to the election of directors of the Corporation)

         whose appointment or election by the Board or nomination

         for election by the Corporation's stockholders was

         approved by a vote of at least two-thirds (2/3) of the

         directors then still in office who either were directors

         on the date hereof or whose appointment, election or

         nomination for election was previously so approved; or

                        (iii) there is consummated a merger or

         consolidation of the Corporation or a direct or indirect

         subsidiary of the Corporation with any other corporation,

         other than (A) a merger or consolidation which would

         result in the voting securities of the Corporation

         outstanding immediately prior to such merger or

         consolidation continuing to represent (either by

         remaining outstanding or by being converted into voting

         securities of the surviving entity of any parent

         thereof), in combination with the ownership of any

         trustee or other fiduciary holding securities under an

         employee benefit plan of the Corporation, at least 80% of

         the combined voting power of the securities of the

         Corporation or such surviving entity or any parent

         thereof outstanding immediately after such merger or

         consolidation, or (B) a merger or consolidation effected

         to implement a recapitalization of the Corporation (or

         similar transaction) in which no Person is or becomes the

         Beneficial Owner, directly or indirectly, of securities

         of the Corporation (not including in the securities

         Beneficially Owned by such Person any securities acquired

         directly from the Corporation or its subsidiaries

         representing 20% or more of either the then outstanding

         shares of common stock of the Corporation or the combined

         voting power of the Corporation's then outstanding

         securities; or

                        (iv)  the stockholders of the Corporation

         approve a plan of complete liquidation or dissolution of

         the Corporation or there is consummated an agreement for

         the sale or disposition by the Corporation of all or

         substantially all of the Corporation's assets, other than

         a sale or disposition by the Corporation of all or

         substantially all of the Corporation's assets to an

         entity, at least 80% of the combined voting power of the

         voting securities of which are owned by stockholders of

         the Corporation in substantially the same proportions as

         their ownership of the Corporation immediately prior to

         such sale.

         For purposes of this Agreement, the term "Person" shall

         have the meaning given in Section 3(a)(9) of the Exchange

         Act, as modified and used in Sections 13(d) and 14(d)

         thereof, except that such term shall not include (i) the

         Corporation or any of its subsidiaries, (ii) a trustee or

         other fiduciary holding securities under an employee

         benefit plan of the Corporation or any of its Affiliates,

         (iii) an underwriter temporarily holding securities

         pursuant to an offering of such securities, or (iv) a

         corporation owned, directly or indirectly, by the

         stockholders of the Corporation in substantially the same

         proportions as their ownership of stock of the

         Corporation, and the term "Beneficial Owner" shall have

         the meaning set forth in Rule 13d-3 under the Exchange

         Act.

                   (b)  You agree that, subject to the terms and

         conditions of this Agreement, in the event of a Change in

         Control of the Corporation, you will remain in the employ

         of the Corporation for a period of three (3) months from

         the occurrence of such Change in Control of the

         Corporation; provided, however, that if during such three-

         month period (i) your employment is involuntarily

         terminated by the Corporation other than for Cause, or

         (ii) you terminate your employment during such three-

         month period for Good Reason, you shall not be required

         to remain in the Corporation's employ.  Unless your

         employment is terminated pursuant to clause (i) or (ii)

         of the preceding sentence, you may terminate your

         employment with the corporation by giving written notice

         thereof at any time within thirty (30) days following the

         expiration of such three (3) month period, in which

         event, you shall be entitled to all of the benefits

         provided for in Section 4(d) hereof.  For purposes of any

         determination regarding the existence of Cause or Good

         Reason in the application of the foregoing two (2)

         sentences, any position taken by you shall be presumed

         correct unless the Corporation establishes by clear and

         convincing evidence that such position is not correct.

         The foregoing shall in no event limit or otherwise affect

         your rights under any other provision of this Agreement.

              3.   Termination Following a Change in Control of

         the Corporation.  If any of the events described in

         Section 2 hereof constituting a Change in Control of the

         Corporation shall have occurred, you shall be entitled to

         the benefits provided in Section 4(d) hereof upon the

         termination of your employment during the term of this

         Agreement unless such termination is (i) because of your

         Death, Disability or Retirement, (ii) by the Corporation

         for Cause, or (iii) by you other than for Good Reason.

         For purposes of any determination regarding the

         applicability of the immediately preceding sentence, any

         position taken by you shall be presumed to be correct

         unless the Corporation establishes by clear and

         convincing evidence that such position is not correct.

                   (a)  Disability; Retirement.  If, as a result

         of your incapacity due to physical or mental illness, you

         shall have been absent from the full-time performance of

         your duties with the Corporation for six (6) consecutive

         months, and within thirty (30) days after written notice

         of termination is given you shall not have returned to

         the full-time performance of your duties, the Corporation

         may terminate your employment for "Disability."

         Termination by the Corporation or you of your employment

         by reason of "Retirement" shall mean termination on or

         after attainment of   your "normal retirement age," as

         defined in the Beneficial Corporation Pension Plan, or in

         accordance with any retirement arrangement established

         with your consent with respect to you.

                   (b)  Cause.  Termination by the Corporation of

         your employment for "Cause" shall mean termination upon

         (i) the willful and continued failure by you to

         substantially perform your duties with the Corporation

         (other than any such failure resulting from termination

         by you for Good Reason), after a demand for substantial

         performance is delivered to you that specifically

         identifies the manner in which the Corporation believes

         that you have not substantially performed your duties,

         and you have failed to resume substantial performance of

         your duties on a continuous basis within fourteen (14)

         days of receiving such demand, (ii) the willful engaging

         by you in conduct which is demonstrably and  materially

         injurious to the Corporation, monetarily or otherwise or

         (iii) your conviction of a felony or conviction of a

         misdemeanor which impairs your ability substantially to

         perform your duties with the Corporation.  For purposes

         of this Subsection, no act, or failure to act, on your

         part shall be deemed "willful" unless done, or omitted to

         be done, by you not in good faith and without reasonable

         belief that your action or omission was in the best

         interest of the Corporation.  In the event of a dispute

         concerning the application of this provision, no claim by

         the Corporation that Cause exists shall be given effect

         unless the Corporation establishes by clear and

         convincing evidence that Cause exists.

                   (c)  Good Reason.  You shall be entitled to

         terminate your employment for Good Reason.  For purposes

         of this Agreement, "Good Reason" shall mean, without your

         express written consent, the occurrence after a Change in

         Control of the Corporation of any one or more of the

         following:

                        (i)   the assignment to you of duties

         inconsistent with your present positions, duties,

         responsibilities and status or a reduction or alteration

         in the nature or status of your responsibilities from

         those in effect as of the date hereof;

                        (ii)  a reduction by the Corporation in

         your annual base salary as in effect on the date hereof

         as such may be increased from time to time by the Board

         ("Base Salary");

                        (iii) the Corporation's requiring you to

         be based at a location in excess of twenty-five (25)

         miles from the location where you are presently based;

                        (iv)  the failure by the Corporation to

         continue in effect any salary plan, incentive plan,

         deferred compensation plan or any other of the

         Corporation's employee benefit plans, policies, practices

         or arrangements in which you participate or the failure

         by the Corporation to continue your participation therein

         on substantially the same basis, both in terms of the

         amount of benefits provided and the level of your

         participation relative to other participants, as existed

         as of the date hereof;

                        (v)   the failure of the Corporation to

         obtain a satisfactory agreement from any successor to the

         Corporation to assume and agree to perform this

         Agreement, as contemplated in Section 5 hereof; and

                        (vi)  any purported termination by the

         Corporation of your employment that is not effected

         pursuant to a Notice of Termination satisfying the

         requirements of subparagraph (d) below, and for purposes

         of this Agreement, no such purported termination shall be

         effective.  Your right to terminate your employment

         pursuant to this Subsection shall not be affected by your

         incapacity due to physical or mental illness.  Your

         continued employment shall not constitute consent to, or

         a waiver of rights with respect to, any circumstance

         constituting Good Reason hereunder.  For purposes of any

         determination regarding the existence of Good Reason, any

         claim by you that Good Reason exists shall be presumed to

         be correct unless the Corporation establishes by clear

         and convincing evidence that Good Reason does not exist.

                   (d)  Notice of Termination.  Any termination by

         the Corporation for Cause or by you for Good Reason shall

         be communicated by Notice of Termination to the other

         party hereto.  For purposes of this Agreement, a "Notice

         of Termination" shall mean a written notice which shall

         indicate the specific termination provision in this

         Agreement relied upon and shall set forth in reasonable

         detail the facts and circumstances claimed to provide a

         basis for termination of your employment under the

         provision so indicated.

                   (e)  Date of Termination.  "Date of

         Termination" shall mean the date specified in the Notice

         of Termination where required or in any other case upon

         ceasing to perform services to the Corporation; provided

         that if within thirty (30) days after any Notice of

         Termination a party hereto notifies the other party  that

         a dispute exists concerning the termination, the Date of

         Termination shall be the date finally determined to be

         the Date of Termination, either by mutual written

         agreement of the parties or by a binding and final

         arbitration award.

              4.   Compensation Upon Termination or During

         Disability.  Following a Change in Control of the

         Corporation, as defined in Section 2 hereof, upon

         termination of your employment or during a period of

         disability you shall be entitled to the following

         benefits:

                   (a)  During any period that you fail to perform

         your full-time duties with the Corporation as a result of

         incapacity due to physical or mental illness, you shall

         continue to receive your Base Salary at the rate in

         effect at the commencement of any such period, until your

         employment is terminated pursuant to Section 3(a) hereof.

         Thereafter, your benefits shall be determined in

         accordance with the Corporation's retirement, insurance

         and other applicable programs and plans then in effect.

                   (b)  If your employment shall be terminated by

         the Corporation for Cause or by you other than for Good

         Reason, the Corporation shall pay you your full Base

         Salary through the Date of Termination at the rate in

         effect at the time Notice of Termination is given or on

         the Date of Termination if no Notice of Termination is

         required hereunder, together with accrued vacation pay,

         if any, and the Corporation shall have no further

         obligations to you under this Agreement.

                   (c)  If your employment terminates by reason of

         your Retirement, or by reason of your death, your

         benefits shall be  determined in accordance with the

         Corporation's retirement, survivor's benefits, insurance

         and other applicable programs and plans then in effect.

                   (d)  If your employment by the Corporation

         shall be terminated (i) by the Corporation other than for

         Cause, Retirement or Disability, (ii) by you for Good

         Reason or (iii) in accordance with the provisions of

         Section 2(b) hereof, then, in addition to any benefits to

         which you are otherwise entitled in accordance with the

         Corporation's retirement, survivor's benefits, insurance

         and other applicable programs and plans then in effect,

         you shall be entitled to the benefits (the "Severance

         Payments") provided below:

                        (A)  the Corporation will pay you

              your full Base Salary through the Date of

              Termination at the rate in effect at the time

              Notice of Termination is given, or the Date of

              Termination where no Notice of Termination is

              required hereunder, and any previously awarded

              bonuses which have been deferred;

                        (B)  the Corporation will pay you not

              later than the fifth (5th) day following the

              Date of Termination, a lump sum severance

              payment equal to three (3) times the sum of

              (x), (y), and (z), where (x) equals your annual

              Base Salary in effect immediately prior to the

              occurrence of the circumstances giving rise to

              such termination, where (y) equals the amount,

              if any, of the highest of your three most

              recent awards (or, if fewer than three have

              been received, such lesser number) pursuant to

              the Corporation's Key Employees Stock Bonus

              Plan, and where (z) equals the amount, if any,

              of your award for the year in which the Date of

              Termination occurs, if determined by the Board

              but not yet paid, or if no determination has

              been made, your most recent annual award paid

              to you under any annual cash incentive or bonus

              program for which you are eligible, regardless

              of whether such incentive or bonus program has

              been established as of the date of this

              Agreement.

                        (C)  the Corporation will pay you,

              not later than the fifth day following the Date

              of Termination, (x) with respect to your

              interest in the Corporation's Employees' Stock

              Purchase Plan ("ESPP"), an amount, in cash,

              equal to the aggregate value of (i) the non-

              vested share units credited to your account

              thereunder, and (ii) the nonvested Deferred

              Shares (as defined for purposes of Section 5.1

              of the ESPP), if any, credited to your account

              thereunder as of the Date of Termination and

              (y) with respect to your interest in the

              Corporation's Key Employees Stock Bonus Plan,

              an amount, in cash, equal to the aggregate

              value of all Corporation stock, cash and other

              property credited to your account  thereunder

              as of the Date of Termination and upon making

              such payments the Corporation shall have no

              further obligation to you under such plans

              except with respect to any previously vested

              interest you may have in such plans; and

                        (D)  for a thirty-six (36) month

              period after such termination, the Corporation

              will arrange to provide you, at the

              Corporation's expense, with life, disability,

              accident and health insurance benefits

              substantially similar to those which you were

              receiving immediately prior to the Notice of

              Termination; but benefits otherwise receivable

              by you pursuant to this Subsection (D) shall be

              reduced to the extent comparable benefits are

              actually received by you during the thirty-six

              (36) month period following your termination,

              and any such benefits actually received by you

              shall be reported to the Corporation.

                        (E)  If you would have become

              entitled to benefits under the Corporation's

              post-retirement health care or life insurance

              plans, as such plans existed immediately prior

              to the Change in Control, had your employment

              terminated at any time during the period of

              thirty-six (36) months after the Date of

              Termination,  the Company shall provide such

              post-retirement health care or life insurance

              benefits to you commencing on the later of (i)

              the date that such coverage would have first

              become available and (ii) the date on which

              benefits described in subsection (D) of this

              Section 4(d) terminate.

                   (e)  (A)   Whether or not you become entitled

         to the Severence Payments, if any of the payments or

         benefits received or to be received by you in connection

         with a Change in Control or your termination of

         employment (whether pursuant to the terms of this

         Agreement or any other plan, arrangement or agreement

         with the Corporation, any Person whose actions result in

         a Change in Control or any Person affiliated with the

         Corporation or such Person) (such payments or benefits,

         excluding the payment made under this subsection (e),

         being hereinafter referred to as the "Total Payments")

         will be subject to any excise tax imposed under Section

         4999 of the Internal Revenue Code of 1986 (the "Code"),

         as amended from time to time (the "Excise Tax"), the

         Corporation shall pay to you an additional amount (the

         "Gross-Up Payment") such that the net amount retained by

         you, after deduction of any Excise Tax on the Total

         Payments and any federal, state and local income and

         employment taxes and Excise Tax upon the Gross-Up

         payment, shall be equal to the Total Payments.

                        (B)   For purposes of determining whether

         any of the Total Payments will be subject to the Excise

         Tax and the amount of such Excise Tax, (i) all of the

         Total Payments shall be  treated as "parachute payments"

         (within the meaning of Section 280G(b) (2) of the Code)

         unless, in the option of tax counsel (the "Tax Counsel")

         reasonably acceptable to you and selected by the

         accounting firm which was,  immediately prior to the

         Change in Control, the Corporation's independent auditor

         (the "Auditor"), such payments or benefits (in whole or

         in part) do not constitute parachute payments, including

         by reason of Section 280G(b) (4) (A) of the Code, (ii)

         all "excess parachute payments" within the meaning of

         Section 280G(b) (l) of the Code shall be treated as

         subject to the Excise Tax unless, in the opinion of the

         Tax Counsel, such excess parachute payments (in whole or

         in part) represent reasonable compensation for services

         actually rendered (within the meaning of Section 280G(b)

         (4) (B) of the Code) in excess of the "Base Amount", as

         defined in Section 280G(b)(3) of the Code, allocable to

         such reasonable compensation, or are otherwise not

         subject to the Excise Tax, and (iii) the value of any non-

         cash benefits or any deferred payment or benefit shall be

         determined by the Auditor in accordance with the

         principles of Sections 280G(d) (3) and (4) of the Code.

         For purposes of determining the amount of the Gross-Up

         Payment, you shall be deemed to pay federal income tax at

         the highest marginal rate of federal income taxation in

         the calendar year in which Gross-Up Payment is to be made

         and state and local income taxes at the highest marginal

         rate of taxation in the state and locality of your

         residence on the Date of Termination (or if there is no

         Date of Termination, then the date on which the Gross-Up

         Payment is calculated for purposes of this Section 4(e)),

         net of the maximum reduction in federal income taxes

         which could be obtained from deduction of such state and

         local taxes.

                        (C)   In the event that the Excise Tax is

         subsequently determined to be less than the amount taken

         into account hereunder at the time of termination of your

         employment, you shall repay to the Corporation, at the

         time that the amount of such reduction in Excise Tax is

         finally determined, the portion of the Gross-Up Payment

         attributable to such reduction (plus that portion of the

         Gross-Up Payment attributable to the Excise Tax and

         federal, state and local income and employment taxes

         imposed on the Gross-Up Payment being repaid by you to

         the extent that such repayment results in a reduction in

         Excise Tax and/or federal, state or local income or

         employment tax deduction) plus interest on the amount of

         such repayment of 120% of the rate provided in Section

         1274(b) (2) (B) of the Code.  In the event that the

         Excise Tax is determined to exceed the amount taken into

         account hereunder at the time of the termination of your

         employment (including by reason of any payment the

         existence or amount of which cannot be determined at the

         time of the Gross-Up Payment), the Corporation shall make

         an additional Gross-Up Payment in respect of such excess

         (plus any interest, penalties or additions payable by you

         with respect to such excess) at the time that the amount

         of such excess is finally determined.  You and the

         Corporation shall each reasonably cooperate with the

         other in connection with any administrative or judicial

         proceedings concerning the existence or amount of

         liability for Excise Tax with respect to the Total

         Payments.

                   (f)  The payments provided for in paragraphs

         (d) and (e) above shall be made not later than the fifth

         day following the Date of Termination; provided, however,

         that if the amounts of such payments cannot be finally

         determined on or before such day, the Corporation shall

         pay to you on such day an estimate as determined in good

         faith by the Corporation of the minimum amount of such

         payments and shall pay the remainder of such payments

         (together with interest at 120% of the rate provided in

         Section 1274(b)(2)(B) of the Code) as soon as the amount

         thereof can be determined but in no event later than the

         thirtieth (30th) day after the Date of Termination.  In

         the event that the amount of the estimated payments

         exceeds the amount subsequently determined to have been

         due, such excess shall constitute a loan by the

         Corporation to you payable on the fifth (5th) day after

         demand by the Corporation (together with interest at 120%

         of the rate provided in Section 1274(b)(2)(B) of the

         Code).

                   (g)  The Corporation shall also pay to you any

         and all legal fees and expenses incurred by you in

         contesting or disputing any termination of employment or

         in seeking to obtain or enforce any right or benefit

         provided by this Agreement or in connection with any tax

         audit or proceeding to the extent attributable to the

         application of Section 4999 of the Code to any payment or

         benefit provided hereunder).

                   (h)  You shall not be required to mitigate the

         amount of any payment provided for either in this Section

         4 by seeking other employment or otherwise, nor shall the

         amount of any payment provided for in this Section 4 be

         reduced (except as provided in subparagraph (D) of

         Section 4(d) hereof) by any compensation earned by you as

         the result of employment by another employer after the

         Date of Termination, or otherwise.

              5.   Successors; Binding Agreement.

                   (a)  The Corporation will require any successor

         (whether direct or indirect, by purchase, merger,

         consolidation or otherwise) to all or substantially all

         of the business and/or assets of the Corporation or of

         any division or subsidiary thereof employing you to

         expressly assume and agree to perform this Agreement in

         the same manner and to the same extent that the

         Corporation would be required to perform it if no such

         succession had taken place.  Failure of the Corporation

         to obtain such assumption and agreement prior to the

         effectiveness of any such succession shall be a breach of

         this Agreement and shall entitle you to compensation from

         the Corporation in the same amount and on the same terms

         as you would be entitled hereunder if you terminated your

         employment for Good Reason, except that for purposes of

         implementing the foregoing, the date on which any such

         succession becomes effective shall be deemed the Date of

         Termination.

                   (b)  This Agreement shall inure to the benefit

         of and be enforceable by your personal or legal

         representatives, executors, administrators, successors,

         heirs, distributees, devisees and legatees.  If you

         should die while any amount would still be payable to you

         hereunder if you had continued to live, all such amounts,

         unless otherwise provided herein, shall be paid in

         accordance with the terms of this Agreement, to your

         devisee, legatee or other designee or, if there is not

         such designee, to your estate.

                   6.   Notices.  For the purpose of this

         Agreement, notices and all other communications provided

         for in the Agreement shall be in writing and shall be

         deemed to have been duly given when delivered or mailed

         by United States registered mail, return receipt

         requested, postage prepaid, addressed to the respective

         addresses set forth on the first page of this Agreement

         or to such other addresses as may be designated by prior

         written notice given in accordance with this Section 6.

                   7.   Miscellaneous.  No provision of this

         Agreement may be modified, waived or discharged unless

         such waiver, modification or discharge is agreed to in

         writing and signed by you and such officer as may be

         specifically designated by the Board.  The validity,

         interpretation, construction and performance of this

         Agreement shall be governed by the laws of the State of

         Delaware.  The parties to this amended and restated

         agreement intend that this agreement be considered an

         instrument under seal with the intent that the statute of

         limitations provided for at 10 Del.C. Section 8106 be tolled to the full extent permitted under Delaware law.

                   8.   Validity.  The invalidity or

         unenforceability of any provision of this Agreement shall

         not affect the validity or enforceability of any other

         provision of this Agreement, which shall remain in full

         force and effect.

                   9.   Counterparts.  This Agreement may be

         executed in several counterparts, each of which shall be

         deemed to be an original but all of which together will

         constitute one and the same instrument.

                   10.  Arbitration.  Any dispute or controversy

         arising under or in connection with this Agreement shall

         be settled exclusively by arbitration in accordance with

         the rules of the American Arbitration Association then in

         effect.  Judgment may be entered on the arbitrator's

         award in any court having jurisdiction; provided,

         however, that you shall be entitled to seek specific

         performance of your right to be paid until the Date of

         Termination during the pendency of any dispute or

         controversy arising under or in connection with this

         Agreement.

                   11.  Entire Agreement.  This Agreement

         supersedes any other agreement or understanding between

         the parties hereto, including, if applicable, a severance

         agreement dated March 12, 1982, as amended, between you

         and the Corporation.

                   12.  Effective Date.  This amended and restated

         agreement shall become effective as of the date set forth

         above.





                                        Sincerely,

                                        BENEFICIAL CORPORATION
             [SEAL]
                                      By
                                        James H. Gilliam, Jr.
                                        Executive Vice President
                                        and General Counsel


         Agreed and consented to as
         of the date set forth above.            [SEAL]

         By
          <<name&title>>










March 26, 1996



<<addr>>

Dear <<name>>:

     Beneficial Corporation (the "Corporation") recognizes that your contribution to the growth and success of the Corporation has been substantial and desires to assure the Corporation of your continued employment.  In this connection, the Board of Directors of the Corporation (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the

uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be

taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the

possibility of a change in control of the Corporation.

     In order to induce you to remain in the employ of the

Corporation, the Corporation agrees that you shall receive the severance benefits set forth in this letter agreement

("Agreement") in the event your employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation"

(as defined in Section 2 hereof) under the circumstances described below.

     For purposes of this Agreement, an employee of a subsidiary of the Corporation shall be considered an employee of the

Corporation and in such case the obligation of the Corporation hereunder shall be to cause such subsidiary to perform the

obligations of the Corporation hereunder.

     1.   Term of Agreement.  This Agreement shall commence on the

date hereof and shall continue in effect until December 31, 1998;

provided, however, that commencing on January 1, 1998 and each

January 1 thereafter, the term of this Agreement shall

automatically be extended for one additional year unless, not later than November 1 of the preceding year, the Corporation shall have given notice that it does not wish to extend this Agreement;

provided, further, if a Change in Control of the Corporation shall have occurred during the original or extended term of this

Agreement, this Agreement shall continue in effect for a period of twenty-four (24) months beyond the month in which such Change in

Control of the Corporation occurred.

     2.   Change in Control of the Corporation.  No benefits shall

be payable hereunder unless there shall have been a Change in

Control of the Corporation, as set forth below.  For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following

paragraphs shall have occurred:

          (i)   any Person (as defined below) is or becomes the

Beneficial Owner (as defined below), directly or indirectly, of securities of the Corporation (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 20% or more of the combined voting power of the Corporation's then outstanding securities, excluding any Person who becomes such a Beneficial

Owner in connection with a transaction described in clause (A) of paragraph (iii); or

          (ii)  the following individuals cease for any reason to

constitute a majority of the number of directors then serving:

individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation,

relating to the election of directors of the Corporation) whose appointment or election by the Board or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved; or

          (iii) there is consummated a merger or consolidation of

the Corporation or a direct or indirect subsidiary of the

Corporation with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the

Corporation outstanding immediately prior to such merger or

consolidation continuing to represent (either by remaining

outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation, at least 80% of the combined voting power of the securities of the Corporation or such surviving entity of any parent thereof outstanding

immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the

Corporation (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of

securities of the Corporation (not including in the securities

Beneficially Owned by such Person any securities acquired directly from the Corporation or its subsidiaries) representing 20% or more of either the then outstanding shares of common stock of the

Corporation or the combined voting power of the Corporation's then outstanding securities; or

          (iv)  the stockholders of the Corporation approve a plan

of complete liquidation or dissolution of the Corporation or there is consummated an agreement for the sale or disposition by the

Corporation of all or substantially all of the Corporation's assets, other than a sale or disposition by the Corporation of all or substantially all of the Corporation's assets to an entity, at least 80% of the combined voting power of the voting securities of which are owned by stockholders of the Corporation in

substantially the same proportions as their ownership of the

Corporation immediately prior to such sale.

     For purposes of this Agreement, the term "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Corporation or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or any of its

Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the

Corporation in substantially the same proportions as their

ownership of stock of the Corporation, and the term "Beneficial

Owner" shall have the meaning set forth in Rule 13d-3 under the

Exchange Act.

     3.   Termination Following a Change in Control of the

Corporation.  If any of the events described in Section 2 hereof constituting a Change in Control of the Corporation shall have occurred, you shall be entitled to the benefits proved in Section

4(d) hereof upon the termination of your employment during the term of this Agreement unless such termination is (i) because of your death, Disability or Retirement, (ii) by the Corporation for

Cause, or (iii) by you other than for Good Reason.  For purposes of any determination regarding the applicability of the

immediately preceding sentence, any position taken by you shall be presumed to be correct unless the Corporation establishes by clear and convincing evidence that such position is not correct.

          (a)   Disability; Retirement.  If, as a result of your

incapacity due to physical or mental illness, you shall have been absent from the full-time performance of your duties with the

Corporation for six (6) consecutive months, and within thirty (30)

days after written notice of termination is given you shall not have returned to the full-time performance of your duties, the

Corporation may terminate your employment for "Disability."

Termination by the Corporation or you of your employment by reason of "Retirement" shall mean termination on or after attainment of your "normal retirement age," as defined in the Beneficial

Corporation Pension Plan, or in accordance with any retirement arrangement established with your consent with respect to you.

          (b)   Cause.  Termination by the Corporation of your

employment for "Cause" shall mean termination upon (i) the willful and continued failure by you to substantially perform your duties with Corporation (other than any such failure resulting from termination by you for Good Reason), after a demand for

substantial performance is delivered to you that specifically identifies the manner in which the Corporation believed that you have not substantially performed your duties, and you have failed to resume substantial performance of your duties on a continuous basis within fourteen (14) days of receiving such demand, (ii) the willful engaging by you in conduct which is demonstrably and materially injurious to the Corporation, monetarily or otherwise or (iii) your conviction of a felony or conviction of a

misdemeanor which impairs your ability substantially to perform your duties with the Corporation.  For purposes of this

Subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Corporation.  In the event of a dispute concerning the application of this provision,

no claim by the Corporation that Cause exists shall be given effect unless the Corporation establishes by clear and convincing evidence that Cause exists.

          (c)   Good Reason.  You shall be entitled to terminate

your employment for Good Reason.  For purposes of this Agreement,

"Good Reason" shall mean, without your express written consent,

the occurrence after a Change in Control of the Corporation of any one or more of the following:

               (i)   the assignment to you of duties inconsistent

with your present positions, duties, responsibilities and status or a reduction or alteration in the nature or status of your responsibilities from those in effect as of the date hereof;

               (ii)  a reduction by the Corporation in your annual

base salary as in effect on the date hereof as such may be

increased from time to time by the Board ("Base Salary");

               (iii) the Corporation's requiring you to be based

at a location in excess of twenty-five (25) miles from the

location where you are presently based;

               (iv)  the failure by the Corporation to continue in

effect any salary plan, incentive plan, deferred compensation plan or any other of the Corporation's employee benefit plans,

policies, practices or arrangements in which you participate or the failure by the Corporation to continue your participation therein on substantially the same basis, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed as of the date hereof;

               (v)   the failure of the Corporation to obtain a

satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in

Section 5 hereof; and

               (vi)  any purported termination by the Corporation

of your employment that is not effected pursuant to a Notice of

Termination satisfying the requirements of subparagraph (d) below,

and for purposes of this Agreement, no such purported termination shall be effective.  Your right to terminate your employment pursuant to this Subsection shall not be affected by your

incapacity due to physical or mental illness.  Your continued

employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason

hereunder.  For purposes of any determination regarding the

existence of Good Reason, any claim by you that Good Reason exists shall be presumed to be correct unless the Corporation extablishes by clear and convincing evidence that Good Reason does not exist.

          (d)  Notice of Termination.  Any termination by the

Corporation for Cause or by you for Good Reason shall be

communicated by Notice of Termination to the other party hereto.

For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific

termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

          (e)  Date of Termination.  "Date of Termination" shall

mean the date specified in the Notice of Termination where

required or in any other case upon ceasing to perform services to the Corporation; provided that if within thirty (30) days after an

Notice of Termination a party hereto notifies the other party that a dispute exists concerning the termination, the Date of

Termination shall be the date finally determined to be the Date of

Termination, either by mutual written agreement of the parties or by a binding and final arbitration award.

     4.   Compensation Upon Termination or During Disability.

Following a Change in Control of the Corporation, as defined in

Section 2 hereof, upon termination of your employment or during a period of disability you shall be entitled to the following

benefits:

          (a)  During any period that you fail to perform your

full-time duties with the Corporation as a result of incapacity due to physical or mental illness, you shall continue to receive your Base Salary at the rate in effect at the commencement of any such period, until your employment is terminated pursuant to

Section 3(a) hereof.  Thereafter, your benefits shall be

determined in accordance with the Corporation's retirement,

insurance and other applicable programs and plans then in effect.

          (b)  If your employment shall be terminated by the

Corporation for Cause or by you other than for Good Reason, the

Corporation shall pay you your full Base Salary through the Date of Termination at the rate in effect at the time Notice of

Termination is given or on the Date of Termination if no Notice of

Termination is required hereunder, together with accrued vacation pay, if any, and the Corporation shall have no further obligations to you under this Agreement.

          (c)  If your employment terminates by reason of your

Retirement, or by reason of your death, your benefits shall be determined in accordance with the Corporation's retirement,

survivor's benefits, insurance and other applicable programs and plans then in effect.

          (d)  If your employment by the Corporation shall be

terminated (i) by the Corporation other than for Cause, Retirement or Disability or (ii) by you for Good Reason, then, in addition to any benefits to which you are otherwise entitled in accordance with the Corporation's retirement, survivor's benefits, insurance and other applicable programs and plans then in effect, you shall be entitled to the benefits (the "Severance Payments") provided below:

                    (A)  the Corporation will pay you your

     full Base Salary through the Date of Termination at the

     rate in effect at the time Notice of Termination is

     given, or the Date of Termination where no Notice of

     Termination is required hereunder, and any previously

     awarded bonuses which have been deferred;

                    (B)  the Corporation will pay you not

     later than the fifth (5th) day following the Date of

     Termination, a lump sum severance payment equal to twice

     the sum of (x), (y), and (z), where (x) equals your

     annual Base Salary in effect immediately prior to the

     occurrence of the circumstances giving rise to such

     termination, where (y) equals the amount, if any, of the

     highest of your three most recent awards (or, if fewer

     than three have been received, such lesser number)

     pursuant to the Corporation's Key Employees Stock Bonus

     Plan and where (z) equals the amount, if any, of your

     aware for the year in which the Date of Terminination

     occurs, if determined by the Board but not yet paid, or

     if no determination has been made, your most recent

     annual award paid to you under any annual cash incentive

     or bonus program for which you are eligible, regardless

     of whether such incentive or bonus program has been

     established as of the date of this Agreement.

                    (C)  the Corporation will pay you, not

     later then the fifth day following the Date of

     Termination, (x) with respect to your interest in the

     Corporation's Employees' Stock Purchase Plan, an amount,

     in cash, equal to the aggregate value of the nonvested

     share units credited to your account thereunder as of

     the Date of Termination and (y) with respect to your

     interest in the Corporation's Key Employees Stock Bonus

     Plan, an amount, in cash, equal to the aggregate value

     of all Corporation stock, cash and other property

     credited to your account thereunder as of the Date of

     Termination and upon making such payments, the

     Corporation shall have no further obligation to you

     under such plans except with respect to any previously

     vested interest you may have in such plans; and

                    (D)  for a twenty-four (24) month period

     after such termination, the Corporation will arrange to

     provide you, at the Corporation's expense, with life,

     disability, accident and health insurance benefits

     substantially similar to those which you were receiving

     immediately prior to the Notice of Termination; but

     benefits otherwise receivable by you pursuant to this

     Subsection (D) shall be reduced to the extent comparable

     benefits are actually received by you during the twenty-

     four (24) month period following your termination, and

     any such benefits actually received by you shall be

     reported to the Corporation.

                    (E)  if you would have become entitled to

     benefits under the Corporation's post-retirement health

     care or life insurance  plans, as such plans existed

     immediately prior to the Change in Control, had your

     employment terminated at any time during the period of

     twenty-four (24) months after the Date of Termination,

     the Corporation shall provide such post-retirement

     health care or life insurance benefits to you commencing

     on the later of (i) the date that such coverage would

     have first become available and (ii) the date on which

     benefits described in subsection (D) of this Section

     4(a) terminate.

               (e)  (A) Notwithstanding any other provisions of

this Agreement, in the event that any payment or benefit received or to be received by you in connection with a Change in Control or the termination of your employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Corporation, and Person whose actions result in a Change in

Control or any Person affiliated with the Corporation or such

Person) (all such payments and benefits, including the Severance

Payments, being hereinafter called "Total Payments") would be subject (in whole or part), to any excise tax imposed under

Section 4999 of the Internal Revenue Code of 1988 (the "Code"), as

amended from time to time (the Excise Tax") the, after taking into account any reduction in the Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or

agreement, the cash Severance Payments shall first be reduced, and the noncash Severance Payments shall thereafter be reduced, to the extent necessary so that no portion of the Total Payments is subject to the Excise Tax but only if (1) the net amount of such

Total Payments, as so reduced (and after subtracting the net amount of federal, state and local income taxes on such reduced

Total Payments) is equal to or greater than (2) the net amount of such Total Payments, without reduction (but after subtracting the net amount of federal, state and local income taxes on such Total

Payments and the amount of Excise Tax  to which you would be subject to respect of such unreduced Total Payments); provided,

however, that you may elect (at any time prior to the delivery of a Notice of Termination hereunder) to have the noncash Severance

Payments reduced (or eliminated) prior to any reduction of the cash Severance Payments.

                    (B)  For purposes of determining whether and

the extend to which the Total Payments will be subject to the

Excise Tax, (i) no portion of the Total Payments the receipt or enjoyment of which you shall have effectively waived in writing prior to the delivery of a Notice of Termination shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel reasonably acceptable to you and selected by the accounting firm (the

"Auditor") which was, immediately prior to the Change in Control,

the Company's independent auditor, does not constitute a

"parachute payment" within the meaning of section 280G(b) (2) of the Code (including by reason of section 280(b) (4) (A) of the

Code) and, in calculating the Excise Tax, no portion of such Total

Payments shall be taken into account which constitutes reasonable compensation for services actually rendered, within the meaning of section 280G(b) (4) (B) of the Code, in excess of the Base Amount allocable to such reasonable compensation, and (iii) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Auditor in

accordance with the principles of sections 280G(d) (3) and (4) of the Code.

               (f)  The payments provided for in paragraph (d)

above shall be made not later than the fifth day following the

Date of Termination; provided, however, that if the amounts of such payments or the limitation on such payments set forth in paragraph (e) above cannot be finally determined on or before such day, the Corporation shall pay to you on such day an estimate as determined in good faith by the Corporation of the minimum amount of such payments and shall pay the remainder of such payments

(together with interest at 120% of the rate provided in Section

1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination.  In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the

Corporation to you payable on the fifth (5th) day after demand by the Corporation (together with interest at 120% of the rate

provided in Section 1274(b)(2)(B) of the Code).

               (g)  The Corporation shall also pay to you any and

all legal fees and expenses incurred by you in contesting or disputing any termination of employment or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent

attributable to the application of Section 4999 of the Code to any payment or benefit provided hereunder).

               (h)  You shall not be required to mitigate the

amount of any payment provided for in this Section 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 4 be reduced (except as provided in subparagraph (D) of Section 4(d) hereof) by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

          5.   Successors; Binding Agreement.

               (a)  The Corporation will require any successor

(whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or of any division or subsidiary thereof employing you to expressly assume and agree to perform this

Agreement in the same manner and to the same extent that the

Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such

assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled hereunder if you terminate your employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

               (b)  This Agreement shall inure to the benefit of

and be enforceable by your personal or legal representatives,

executors, administrators, successors, heirs, distributees,

devisees and legatees.  If you should die while any amount would still be payable to you hereunder if you had continued to live,

all such amount, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to your devisee,

legatee or other designee or, if there is not such designee, to your estate.

          6.   Notices.  For the purpose of this Agreement,

notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement or to such other addresses as may be designated by prior written notice give in accordance with this Section 6.

          7.   Miscellaneous.  No provision of this Agreement may

be modified, waived or discarded unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board.  The validity, interpretation, construction and performance of this

Agreement shall be governed by the laws of the State of Delaware.

The parties to this agreement intend that this agreement be

considered an instrument under seal with the intent that the statute of limitations provided for at 10 Del.C. Section 8106 be tolled to the full extent permitted under Delaware law.

          8.   Validity.  The invalidity or unenforceability of

any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

          9.   Counterparts.  This Agreement may be executed in

several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

          10.  Arbitration.  Any dispute or controversy arising

under or in connection with this Agreement shall be settled

exclusively by arbitration in accordance with the rules of the

American Arbitration Association then in effect.  Judgment may be entered on the arbitrator's award in any court having

jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

          11.  Entire Agreement.  This Agreement supersedes any

other agreement or understanding between the parties hereto,

including, if applicable, a severance agreement dated March 12,

1982, as amended, between you and the Corporation.

          12.  Effective Date.  This Agreement shall be come

effective as of the date set forth above.



                                   Sincerely,

                                   BENEFICIAL CORPORATION
     [SEAL]

                                   By
                                        James H. Gilliam, Jr.
                                        Executive Vice President
                                        and General Counsel



Agreed and consented to as
of the date set forth above.


By                                      [SEAL]
  <<name&title>>










March 26, 1996



<<addr>>

Dear <<name>>:

     You previously entered into an agreement dated August 21,

1986 providing you certain protection in the event of a change of control of Beneficial Corporation (the "Corporation"), which agreement was subsequently amended effective as of February 21,

1990, and which remains in effect.  The Board of Directors of the

Corporation has authorized this amendment and restatement of your

August 21, 1986 agreement, and has requested that you indicate your agreement and consent (pursuant to Section 7 of that

agreement) by signing in the space provided below on the enclosed duplicate copy, and returning it to the Corporation.

     Beneficial Corporation (the "Corporation") recognizes that your contribution to the growth and success of the Corporation has been substantial and desires to assure the Corporation of your continued employment.  In this connection, the Board of Directors of the Corporation (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the

uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be

taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the

possibility of a change in control of the Corporation.

     In order to induce you to remain in the employ of the

Corporation, the Corporation agrees that you shall receive the severance benefits set forth in this letter agreement

("Agreement") in the event your employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation"

(as defined in Section 2 hereof) under the circumstances described below.

     For purposes of this Agreement, an employee of a subsidiary of the Corporation shall be considered an employee of the

Corporation and in such case the obligation of the Corporation hereunder shall be to cause such subsidiary to perform the

obligations of the Corporation hereunder.

      1. Term of Agreement.  This amended and restated agreement supersedes your August 21, 1986 agreement and shall continue in effect until December 31, 1998; provided, however, that commencing on January 1, 1998 and each January 1 thereafter, the term of this

Agreement shall automatically be extended for one additional year unless, not later than November 1 of the preceding year, the

Corporation shall have given notice that it does not wish to extend this Agreement; provided, further, if a Change in Control of the Corporation shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of twenty-four (24) months beyond the month in which such Change in Control of the Corporation occurred.

      2. Change in Control of the Corporation.  No benefits shall be payable hereunder unless there shall have been a Change in

Control of the Corporation, as set forth below.  For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following

paragraphs shall have occurred:

          (i)   any Person (as defined below) is or becomes the

Beneficial Owner (as defined below), directly or indirectly, of securities of the Corporation (not including in the securities beneficially owned by such Person any  securities acquired

directly from the Company or its affiliates) representing 20% or more of the combined voting power of the Corporation's then

outstanding securities, excluding any Person who becomes such a

Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii); or

          (ii)  the following individuals cease for any reason to

constitute a majority of the number of directors then serving:

individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation,

relating to the election of directors of the Corporation) whose appointment or election by the Board or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved; or

          (iii) there is consummated a merger or consolidation of

the Corporation or a direct or indirect subsidiary of the

Corporation with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the

Corporation outstanding immediately prior to such merger or

consolidation continuing to represent (either by remaining

outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation, at least 80% of the combined voting power of the securities of the Corporation or such surviving entity of any parent thereof outstanding

immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the

Corporation (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of

securities of the Corporation (not including in the securities

Beneficially Owned by such Person any securities acquired directly from the Corporation or its subsidiaries representing 20% or more of either the then outstanding shares of common stock of the

Corporation or the combined voting power of the Corporation's then outstanding securities; or

          (iv)  the stockholders of the Corporation approve a plan

of complete liquidation or dissolution of the Corporation or there is consummated an agreement for the sale or disposition by the

Corporation of all or substantially all of the Corporation's assets, other than a sale or disposition by the Corporation of all or substantially all of the Corporation's assets to an entity, at least 80% of the combined voting power of the voting securities of which are owned by stockholders of the Corporation in

substantially the same proportions as their ownership of the

Corporation immediately prior to such sale.

     For purposes of this Agreement, the term "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Corporation or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or any of its

Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the

Corporation in substantially the same proportions as their

ownership of stock of the Corporation, and the term "Beneficial

Owner" shall have the meaning set forth in Rule 13d-3 under the

Exchange Act.

      3.  Termination Following a Change in Control of the

Corporation.  If any of the events described in Section 2 hereof constituting a Change in Control of the Corporation shall have occurred, you shall be entitled to the benefits proved in Section

4(d) hereof upon the termination of your employment during the term of this Agreement unless such termination is (i) because of your death, Disability or Retirement, (ii) by the Corporation for

Cause, or (iii) by you other than for Good Reason.  For purposes of any determination regarding the applicability of the

immediately preceding sentence, any position taken by you shall be presumed to be correct unless the Corporation establishes by clear and convincing evidence that such position is not correct.

          (a)  Disability; Retirement.  If, as a result of your

incapacity due to physical or mental illness, you shall have been absent from the full-time performance of your duties with the

Corporation for six (6) consecutive months, and within thirty (30)

days after written notice of termination is given you shall not have returned to the full-time performance of your duties, the

Corporation may terminate your employment for "Disability."

Termination by the Corporation or you of your employment by reason of "Retirement" shall mean termination on or after attainment of your "normal retirement age," as defined in the Beneficial

Corporation Pension Plan, or in accordance with any retirement arrangement established with your consent with respect to you.

          (b)  Cause.  Termination by the Corporation of your

employment for "Cause" shall mean termination upon (i) the willful and continued failure by you to substantially perform your duties with Corporation (other than any such failure resulting from termination by you for Good Reason), after a demand for

substantial performance is delivered to you that specifically identifies the manner in which the Corporation believed that you have not substantially performed your duties, and you have failed to resume substantial performance of your duties on a continuous basis within fourteen (14) days of receiving such demand, (ii) the willful engaging by you in conduct which is demonstrably and materially injurious to the Corporation, monetarily or otherwise or (iii) your conviction of a felony or conviction of a

misdemeanor which impairs your ability substantially to perform your duties with the Corporation.  For purposes of this

Subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Corporation.  In the event of a dispute concerning the application of this provision,

no claim by the Corporation that Cause exists shall be given effect unless the Corporation establishes by clear and convincing evidence that Cause exists.

          (c)  Good Reason.  You shall be entitled to terminate

your employment for Good Reason.  For purposes of this Agreement,

"Good Reason" shall mean, without your express written consent,

the occurrence after a Change in Control of the Corporation of any one or more of the following:

               (i)   the assignment to you of duties inconsistent

with your present positions, duties, responsibilities and status or a reduction or alteration in the nature or status of your responsibilities from those in effect as of the date hereof;

               (ii)  a reduction by the Corporation in your annual

base salary as in effect on the date hereof as such may be

increased from time to time by the Board ("Base Salary");

               (iii) the Corporation's requiring you to be based

at a location in excess of twenty-five (25) miles from the

location where you are presently based;

               (iv)  the failure by the Corporation to continue in

effect any salary plan, incentive plan, deferred compensation plan or any other of the Corporation's employee benefit plans,

policies, practices or arrangements in which you participate or the failure by the Corporation to continue your participation therein on substantially the same basis, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed as of the date hereof;

               (v)   the failure of the Corporation to obtain a

satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in

Section 5 hereof; and

               (vi)  any purported termination by the Corporation

of your employment that is not effected pursuant to a Notice of

Termination satisfying the requirements of subparagraph (d) below,

and for purposes of this Agreement, no such purported termination shall be effective.  Your right to terminate your employment pursuant to this Subsection shall not be affected by your

incapacity due to physical or mental illness.  Your continued

employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason

hereunder.  For purposes of any determination regarding the

existence of Good Reason, any claim by you that Good Reason exists shall be presumed to be correct unless the Corporation extablishes by clear and convincing evidence that Good Reason does not exist.

          (d)  Notice of Termination.  Any termination by the

Corporation for Cause or by you for Good Reason shall be

communicated by Notice of Termination to the other party hereto.

For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific

termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

          (e)  Date of Termination.  "Date of Termination" shall

mean the date specified in the Notice of Termination where

required or in any other case upon ceasing to perform services to the Corporation; provided that if within thirty (30) days after an

Notice of Termination a party hereto notifies the other party that a dispute exists concerning the termination, the Date of

Termination shall be the date finally determined to be the Date of

Termination, either by mutual written agreement of the parties or by a binding and final arbitration award.

      4.  Compensation Upon Termination or During Disability.

Following a Change in Control of the Corporation, as defined in

Section 2 hereof, upon termination of your employment or during a period of disability you shall be entitled to the following

benefits:

          (a)  During any period that you fail to perform your

full-time duties with the Corporation as a result of incapacity due to physical or mental illness, you shall continue to receive your Base Salary at the rate in effect at the commencement of any such period, until your employment is terminated pursuant to

Section 3(a) hereof.  Thereafter, your benefits shall be

determined in accordance with the Corporation's retirement,

insurance and other applicable programs and plans then in effect.

          (b)  If your employment shall be terminated by the

Corporation for Cause or by you other than for Good Reason, the

Corporation shall pay you your full Base Salary through the Date of Termination at the rate in effect at the time Notice of

Termination is given or on the Date of Termination if no Notice of

Termination is required hereunder, together with accrued vacation pay, if any, and the Corporation shall have no further obligations to you under this Agreement.

          (c)  If your employment terminates by reason of your

Retirement, or by reason of your death, your benefits shall be determined in accordance with the Corporation's retirement,

survivor's benefits, insurance and other applicable programs and plans then in effect.

          (d)  If your employment by the Corporation shall be

terminated (i) by the Corporation other than for Cause, Retirement or Disability or (ii) by you for Good Reason, then, in addition to any benefits to which you are otherwise entitled in accordance with the Corporation's retirement, survivor's benefits, insurance and other applicable programs and plans then in effect, you shall be entitled to the benefits (the "Severance Payments") provided below:

               (A)  the Corporation will pay you your full

     Base Salary through the Date of Termination at the rate

     in effect at the time Notice of Termination is given, or

     the Date of Termination where no Notice of Termination

     is required hereunder, and any previously awarded

     bonuses which have been deferred;

               (B)  the Corporation will pay you not later

     than the fifth (5th) day following the Date of

     Termination, a lump sum severance  payment equal to

     twice the sum of (x), (y), and (z), where (x) equals

     your annual Base Salary in effect immediately prior to

     the occurrence of the circumstances giving rise to such

     termination, where (y) equals the amount, if any, of the

     highest of your three most recent awards (or, if fewer

     than three have been received, such lesser number)

     pursuant to the Corporation's Key Employees Stock Bonus

     Plan and where (z) equals the amount, if any, of your

     aware for the year in which the Date of Terminination

     occurs, if determined by the Board but not yet paid, or

     if no determination has been made, your most recent

     annual award paid to you under any annual cash incentive

     or bonus program for which you are eligible, regardless

     of whether such incentive or bonus program has been

     established as of the date of this Agreement.

               (C)  the Corporation will pay you, not later

     then the fifth day following the Date of Termination,

     (x) with respect to your  interest in the Corporation's

     Employees' Stock Purchase Plan, an amount, in cash,

     equal to the aggregate value of the nonvested share

     units credited to your account thereunder as of the Date

     of Termination and (y) with respect to your interest in

     the Corporation's Key Employees Stock Bonus Plan, an

     amount, in cash, equal to the aggregate value of all

     Corporation stock, cash and other property credited to

     your account thereunder as of the Date of Termination

     and upon making such payments, the Corporation shall

     have no further obligation to you under such plans

     except with respect to any previously vested interest

     you may have in such plans; and

               (D)  for a twenty-four (24) month period after

     such termination, the Corporation will arrange to

     provide you, at the Corporation's expense, with life,

     disability, accident and health insurance benefits

     substantially similar to those which you were receiving

     immediately prior to the Notice of Termination; but

     benefits otherwise receivable by you pursuant to this

     Subsection (D) shall be reduced to the extent comparable

     benefits are actually received by you during the

     twenty-four (24) month period following your

     termination, and any such benefits actually received by

     you shall be reported to the Corporation.

               (E)  if you would have become entitled to

     benefits under the Corporation's post-retirement health

     care or life insurance  plans, as such plans existed

     immediately prior to the Change in Control, had your

     employment terminated at any time during the period of

     twenty-four (24) months after the Date of Termination,

     the Corporation shall provide such post-retirement

     health care or life insurance benefits to you commencing

     on the later of (i) the date that such coverage would

     have first become available and (ii) the date  on which

     benefits described in subsection (D) of this Section

     4(a) terminate.

          (e)  (A) Notwithstanding any other provisions of this

Agreement, in the event that any payment or benefit received or to be received by you in connection with a Change in Control or the termination of your employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Corporation, and Person whose actions result in a Change in

Control or any Person affiliated with the Corporation or such

Person) (all such payments and benefits, including the Severance

Payments, being hereinafter called "Total Payments") would be subject (in whole or part), to any excise tax imposed under

Section 4999 of the Internal Revenue Code of 1988 (the "Code"), as

amended from time to time (the Excise Tax") the, after taking into account any reduction in the Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or

agreement, the cash Severance Payments shall first be reduced, and the noncash Severance Payments shall thereafter be reduced, to the extent necessary so that no portion of the Total Payments is subject to the Excise Tax but only if (1) the net amount of such

Total Payments, as so reduced (and after subtracting the net amount of federal, state and local income taxes on such reduced

Total Payments) is equal to or greater than (2) the net amount of such Total Payments, without reduction (but after subtracting the net amount of federal, state and local income taxes on such Total

Payments and the amount of Excise Tax  to which you would be subject to respect of such unreduced Total Payments); provided,

however, that you may elect (at any time prior to the delivery of a Notice of Termination hereunder) to have the noncash Severance

Payments reduced (or eliminated) prior to any reduction of the cash Severance Payments.

               (B)  For purposes of determining whether and the

extend to which the Total Payments will be subject to the Excise

Tax, (i) no portion of the Total Payments the receipt or enjoyment of which you shall have effectively waived in writing prior to the delivery of a Notice of Termination shall be taken into account,

(ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel reasonably acceptable to you and selected by the accounting firm (the "Auditor") which was,

immediately prior to the Change in Control, the Company's

independent auditor, does not constitute a "parachute payment"

within the meaning of section 280G(b) (2) of the Code (including by reason of section 280(b) (4) (A) of the Code) and, in

calculating the Excise Tax, no portion of such Total Payments shall be taken into account which constitutes reasonable

compensation for services actually rendered, within the meaning of section 280G(b) (4) (B) of the Code, in excess of the Base Amount allocable to such reasonable compensation, and (iii) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Auditor in

accordance with the principles of sections 280G(d) (3) and (4) of the Code.

          (f)  The payments provided for in paragraph (d) above

shall be made not later than the fifth day following the Date of

Termination; provided, however, that if the amounts of such

payments or the limitation on such payments set forth in paragraph

(e) above cannot be finally determined on or before such day, the

Corporation shall pay to you on such day an estimate as determined in good faith by the Corporation of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at 120% of the rate provided in Section

1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination.  In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the

Corporation to you payable on the fifth (5th) day after demand by the Corporation (together with interest at 120% of the rate

provided in Section 1274(b)(2)(B) of the Code).

          (g)  The Corporation shall also pay to you and and all

legal fees and expenses incurred by you in contesting or disputing any termination of employment or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Code to any payment or benefit provided hereunder).

          (h)  You shall not be required to mitigate the amount of

any payment provided for in this Section 4 by seeking other

employment or otherwise, nor shall the amount of any payment provided for in this Section 4 be reduced (except as provided in subparagraph (D) of Section 4(d) hereof) by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

      5.  Successors; Binding Agreement.

          (a)  The Corporation will require any successor (whether

direct or indirect, by purchase, merger, consolidation or

otherwise) to all or substantially all of the business and/or assets of the Corporation or of any division or subsidiary thereof employing you to expressly assume and agree to perform this

Agreement in the same manner and to the same extent that the

Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such

assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled hereunder if you terminate your employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b)  This Agreement shall inure to the benefit of and be

enforceable by your personal or legal representatives, executors,

administrators, successors, heirs, distributees, devisees and legatees.  If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amount, unless otherwise provided herein, shall be paid in

accordance with the terms of this Agreement, to your devisee,

legatee or other designee or, if there is not such designee, to your estate.

      6.  Notices.  For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt

requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement or to such other addresses as may be designated by prior written notice give in accordance with this Section 6.

      7.  Miscellaneous.  No provision of this Agreement may be

modified, waived or discarded unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board.  The validity, interpretation, construction and performance of this

Agreement shall be governed by the laws of the State of Delaware.

The parties to this amended and restated agreement intend that this agreement be considered an instrument under seal with the intent that the statute of limitations provided for at 10 Del.C.

Section 8106 be tolled to the full extent permitted under Delaware law.

      8.  Validity.  The invalidity or unenforceability of any

provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      9.  Counterparts.  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10.  Arbitration.  Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American

Arbitration Association then in effect.  Judgment may be entered on the arbitrator's award in any court having jurisdiction;

provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     11.  Entire Agreement.  This Agreement supersedes any other agreement or understanding between the parties hereto,

including, if applicable, a severance agreement dated March 12,

1982, as amended, between you and the Corporation.

     12.  Effective Date.  This amended and restated agreement

shall become effective as of the date set forth above.



                                   Sincerely,

                                   BENEFICIAL CORPORATION

          [SEAL]

                                   By
                                       James H. Gilliam, Jr.
                                       Executive Vice President
                                       and General Counsel


Agreed and consented to as
of the date set forth above.            [SEAL]


By
  <<name&title>>










March 26, 1996



addr


Dear name:

     You previously entered into an agreement dated August 21,

1986 providing you certain protection in the event of a change of control of Beneficial Corporation (the "Corporation"), which agreement was subsequently amended effective as of February 21,

1990, and which remains in effect.  The Board of Directors of the

Corporation has authorized this amendment and restatement of your

August 21, 1986 agreement, and has requested that you indicate your agreement and consent (pursuant to Section 7 of that

agreement) by signing in the space provided below on the enclosed duplicate copy, and returning it to the Corporation.

     Beneficial Corporation (the "Corporation") recognizes that your contribution to the growth and success of the Corporation has been substantial and desires to assure the Corporation of your continued employment.  In this connection, the Board of Directors of the Corporation (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the

uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be

taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the

possibility of a change in control of the Corporation.

     In order to induce you to remain in the employ of the

Corporation, the Corporation agrees that you shall receive the severance benefits set forth in this letter agreement

("Agreement") in the event your employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation"

(as defined in Section 2 hereof) under the circumstances described below.

     For purposes of this Agreement, an employee of a subsidiary of the Corporation shall be considered an employee of the

Corporation and in such case the obligation of the Corporation hereunder shall be to cause such subsidiary to perform the

obligations of the Corporation hereunder.

      1. Term of Agreement.  This amended and restated agreement supersedes your August 21, 1986 agreement and shall continue in effect until December 31, 1998; provided, however, that commencing on January 1, 1998 and each January 1 thereafter, the term of this

Agreement shall automatically be extended for one additional year unless, not later than November 1 of the preceding year, the

Corporation shall have given notice that it does not wish to extend this Agreement; provided, further, if a Change in Control of the Corporation shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of twenty-four (24) months beyond the month in which such Change in Control of the Corporation occurred.

      2. Change in Control of the Corporation.  No benefits shall be payable hereunder unless there shall have been a Change in

Control of the Corporation, as set forth below.  For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following

paragraphs shall have occurred:

          (i)  any Person (as defined below) is or becomes the

Beneficial Owner (as defined below), directly or indirectly, of securities of the Corporation (not including in the securities beneficially owned by such Person any  securities acquired

directly from the Company or its affiliates) representing 20% or more of the combined voting power of the Corporation's then

outstanding securities, excluding any Person who becomes such a

Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii); or

         (ii)  the following individuals cease for any reason to

constitute a majority of the number of directors then serving:

individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation,

relating to the election of directors of the Corporation) whose appointment or election by the Board or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved; or

        (iii)  there is consummated a merger or consolidation of

the Corporation or a direct or indirect subsidiary of the

Corporation with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the

Corporation outstanding immediately prior to such merger or

consolidation continuing to represent (either by remaining

outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation, at least 80% of the combined voting power of the securities of the Corporation or such surviving entity of any parent thereof outstanding

immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the

Corporation (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of

securities of the Corporation (not including in the securities

Beneficially Owned by such Person any securities acquired directly from the Corporation or its subsidiaries representing 20% or more of either the then outstanding shares of common stock of the

Corporation or the combined voting power of the Corporation's then outstanding securities; or

         (iv)  the stockholders of the Corporation approve a plan

of complete liquidation or dissolution of the Corporation or there is consummated an agreement for the sale or disposition by the

Corporation of all or substantially all of the Corporation's assets, other than a sale or disposition by the Corporation of all or substantially all of the Corporation's assets to an entity, at least 80% of the combined voting power of the voting securities of which are owned by stockholders of the Corporation in

substantially the same proportions as their ownership of the

Corporation immediately prior to such sale.

For purposes of this Agreement, the term "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Corporation or any of its

subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or any of its

Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the

Corporation in substantially the same proportions as their

ownership of stock of the Corporation, and the term "Beneficial

Owner" shall have the meaning set forth in Rule 13d-3 under the

Exchange Act.

      3. Termination Following a Change in Control of the

Corporation.  If any of the events described in Section 2 hereof constituting a Change in Control of the Corporation shall have occurred, you shall be entitled to the benefits proved in Section

4(d) hereof upon the termination of your employment during the term of this Agreement unless such termination is (i) because of your death, Disability or Retirement, (ii) by the Corporation for

Cause, or (iii) by you other than for Good Reason.  For purposes of any determination regarding the applicability of the

immediately preceding sentence, any position taken by you shall be presumed to be correct unless the Corporation establishes by clear and convincing evidence that such position is not correct.

          (a)  Disability; Retirement.  If, as a result of your

incapacity due to physical or mental illness, you shall have been absent from the full-time performance of your duties with the

Corporation for six (6) consecutive months, and within thirty (30)

days after written notice of termination is given you shall not have returned to the full-time performance of your duties, the

Corporation may terminate your employment for "Disability."

Termination by the Corporation or you of your employment by reason of "Retirement" shall mean termination on or after attainment of your "normal retirement age," as defined in the Beneficial

Corporation Pension Plan, or in accordance with any retirement arrangement established with your consent with respect to you.

          (b)  Cause.  Termination by the Corporation of your

employment for "Cause" shall mean termination upon (i) the willful and continued failure by you to substantially perform your duties with Corporation (other than any such failure resulting from termination by you for Good Reason), after a demand for

substantial performance is delivered to you that specifically identifies the manner in which the Corporation believed that you have not substantially performed your duties, and you have failed to resume substantial performance of your duties on a continuous basis within fourteen (14) days of receiving such demand, (ii) the willful engaging by you in conduct which is demonstrably and materially injurious to the Corporation, monetarily or otherwise or (iii) your conviction of a felony or conviction of a

misdemeanor which impairs your ability substantially to perform your duties with the Corporation.  For purposes of this

Subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Corporation.  In the event of a dispute concerning the application of this provision,

no claim by the Corporation that Cause exists shall be given effect unless the Corporation establishes by clear and convincing evidence that Cause exists.

          (c)  Good Reason.  You shall be entitled to terminate

your employment for Good Reason.  For purposes of this Agreement,

"Good Reason" shall mean, without your express written consent,

the occurrence after a Change in Control of the Corporation of any one or more of the following:



               (i)   the assignment to you of duties inconsistent

with your present positions, duties, responsibilities and status or a reduction or alteration in the nature or status of your responsibilities from those in effect as of the date hereof;

               (ii)  a reduction by the Corporation in your annual

base salary as in effect on the date hereof as such may be

increased from time to time by the Board ("Base Salary");

               (iii) the Corporation's requiring you to be based

at a location in excess of twenty-five (25) miles from the

location where you are presently based;

               (iv)  the failure by the Corporation to continue in

effect any salary plan, incentive plan, deferred compensation plan or any other of the Corporation's employee benefit plans,

policies, practices or arrangements in which you participate or the failure by the Corporation to continue your participation therein on substantially the same basis, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed as of the date hereof;

               (v)   the failure of the Corporation to obtain a

satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in

Section 5 hereof; and

               (vi)  any purported termination by the Corporation

of your employment that is not effected pursuant to a Notice of

Termination satisfying the requirements of subparagraph (d) below,

and for purposes of this Agreement, no such purported termination shall be effective.  Your right to terminate your employment pursuant to this Subsection shall not be affected by your

incapacity due to physical or mental illness.  Your continued

employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason

hereunder.  For purposes of any determination regarding the

existence of Good Reason, any claim by you that Good Reason exists shall be presumed to be correct unless the Corporation extablishes by clear and convincing evidence that Good Reason does not exist.

          (d)  Notice of Termination.  Any termination by the

Corporation for Cause or by you for Good Reason shall be

communicated by Notice of Termination to the other party hereto.

For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific

termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

          (e)  Date of Termination.  "Date of Termination" shall

mean the date specified in the Notice of Termination where

required or in any other case upon ceasing to perform services to the Corporation; provided that if within thirty (30) days after an

Notice of Termination a party hereto notifies the other party that a dispute exists concerning the termination, the Date of

Termination shall be the date finally determined to be the Date of

Termination, either by mutual written agreement of the parties or by a binding and final arbitration award.

      4.  Compensation Upon Termination or During Disability.

Following a Change in Control of the Corporation, as defined in

Section 2 hereof, upon termination of your employment or during a period of disability you shall be entitled to the following

benefits:

          (a)  During any period that you fail to perform your

full-time duties with the Corporation as a result of incapacity due to physical or mental illness, you shall continue to receive your Base Salary at the rate in effect at the commencement of any such period, until your employment is terminated pursuant to

Section 3(a) hereof.  Thereafter, your benefits shall be

determined in accordance with the Corporation's retirement,

insurance and other applicable programs and plans then in effect.

          (b)  If your employment shall be terminated by the

Corporation for Cause or by you other than for Good Reason, the

Corporation shall pay you your full Base Salary through the Date of Termination at the rate in effect at the time Notice of

Termination is given or on the Date of Termination if no Notice of

Termination is required hereunder, together with accrued vacation pay, if any, and the Corporation shall have no further obligations to you under this Agreement.

          (c)  If your employment terminates by reason of your

Retirement, or by reason of your death, your benefits shall be determined in accordance with the Corporation's retirement,

survivor's benefits, insurance and other applicable programs and plans then in effect.

          (d)  If your employment by the Corporation shall be

terminated (i) by the Corporation other than for Cause, Retirement or Disability or (ii) by you for Good Reason, then, in addition to any benefits to which you are otherwise entitled in accordance with the Corporation's retirement, survivor's benefits, insurance and other applicable programs and plans then in effect, you shall be entitled to the benefits (the "Severance Payments") provided below:

               (A)  the Corporation will pay you your full

     Base Salary through the Date of Termination at the rate

     in effect at the time Notice of Termination is given, or

     the Date of Termination where no Notice of Termination

     is required hereunder, and any previously awarded

     bonuses which have been deferred;

               (B)  the Corporation will pay you not later

     than the fifth (5th) day following the Date of

     Termination, a lump sum severance  payment equal to

     twice the sum of (x), (y), and (z), where (x) equals

     your annual Base Salary in effect immediately prior to

     the occurrence of the circumstances giving rise to such

     termination, where (y) equals the amount, if any, of the

     highest of your three most recent awards (or, if fewer

     than three have been received, such lesser number)

     pursuant to the Corporation's Key Employees Stock Bonus

     Plan and where (z) equals the amount, if any, of your

     aware for the year in which the Date of Terminination

     occurs, if determined by the Board but not yet paid, or

     if no determination has been made, your most recent

     annual award paid to you under any annual cash incentive

     or bonus program for which you are eligible, regardless

     of whether such incentive or bonus program has been

     established as of the date of this Agreement.

               (C)  the Corporation will pay you, not later

     then the fifth day following the Date of Termination,

     (x) with respect to your interest in the Corporation's

     Employees' Stock Purchase Plan, an amount, in cash,

     equal to the aggregate value of the nonvested share

     units credited to your account thereunder as of the Date

     of Termination and (y) with respect to your interest in

     the Corporation's Key Employees Stock Bonus Plan, an

     amount, in  cash, equal to the aggregate value of all

     Corporation stock, cash and other property credited to

     your account thereunder as of the Date of Termination

     and upon making such payments, the Corporation shall

     have no further obligation to you under such plans

     except with respect to any previously vested interest

     you may have in such plans; and

               (D)  for a twenty-four (24) month period after

     such termination, the Corporation will arrange to

     provide you, at the Corporation's expense, with life,

     disability, accident and health insurance benefits

     substantially similar to those which you were receiving

     immediately prior to the Notice of Termination; but

     benefits otherwise receivable by you pursuant to this

     Subsection (D) shall be reduced to the extent comparable

     benefits are actually received by you during the

     twenty-four (24) month period following your

     termination, and any such benefits actually received by

     you shall be reported to the Corporation.

               (E)  if you would have become entitled to

     benefits under the Corporation's post-retirement health

     care or life insurance  plans, as such plans existed

     immediately prior to the Change in Control, had your

     employment terminated at any time during the period of

     twenty-four (24) months after the Date of Termination,

     the Corporation shall provide such post-retirement

     health care or life insurance benefits to you commencing

     on the later of (i) the date that such coverage would

     have first become available and (ii) the date  on which

     benefits described in subsection (D) of this Section

     4(a) terminate.

          (e)  (A)  Whether or not you become entitled to the

Severence Payments, if any of the payments or benefits received or to be received by you in connection with a Change in Control or your termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Corporation, any Person whose actions result in a Change in

Control or any Person affiliated with the Corporation or such

Person) (such payments or benefits, excluding the payment made under this subsection (e), being hereinafter referred to as the

"Total Payments") will be subject to any excise tax imposed under

Section 4999 of the Internal Revenue Code of 1986 (the "Code"), as

amended from time to time (the "Excise Tax"), the Corporation shall pay to you an additional amount (the "Gross-Up Payment")

such that the net amount retained by you, after deduction of any

Excise Tax on the Total Payments and any federal, state and local income and employment taxes and Excise Tax upon the Gross-Up payment, shall be equal to the Total Payments.

               (B)  For purposes of determining whether any of the

Total Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) all of the Total Payments shall be treated as

"parachute payments" (within the meaning of Section 280G(b) (2) of the Code) unless, in the option of tax counsel (the "Tax Counsel")

reasonably acceptable to you and selected by the accounting firm which was, immediately prior to the Change in Control, the

Corporation's independent auditor (the "Auditor"), such payments or benefits (in whole or in part) do not constitute parachute payments, including by reason of Section 280G(b) (4) (A) of the

Code, (ii) all "excess parachute payments" within the meaning of

Section 280G(b) (l) of the Code shall be treated as subject to the

Excise Tax unless, in the opinion of the Tax Counsel, such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered (within the meaning of

Section 280G(b) (4) (B) of the Code) in excess of the "Base

Amount," as defined in Section 280G(b)(3) of the code allocable to such reasonable compensation, or are otherwise not subject to the

Excise Tax, and (iii) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Auditor in accordance with the principles of Sections 280G(d) (3) and (4) of the Code.  For purposes of determining the amount of the Gross-Up

Payment, you shall be deemed to pay federal income tax at the highest marginal rate of federal income taxation in the calendar year in which Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of your residence on the Date of Termination (or if there is no Date of Termination, then the date on which the Gross-

Up Payment is calculated for purposes of this Section 4(e)), net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.

               (C)  In the event that the Excise Tax is

subsequently determined to be less than the amount taken into account hereunder at the time of termination of your employment,

you shall repay to the Corporation, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus that portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and employment taxes imposed on the Gross-Up Payment being repaid by you to the extent that such repayment results in a reduction in Excise Tax and/or federal,

state or local income or employment tax deduction) plus interest on the amount of such repayment of 120% of the rate provided in

Section 1274(b) (2) (B) of the Code.  In the event that the Excise

Tax is determined to exceed the amount taken into account

hereunder at the time of the termination of your employment

(including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment),

the Corporation shall make an additional Gross-Up Payment in respect of such excess (plus any interest, penalties or additions payable by you with respect to such excess) at the time that the amount of such excess is finally determined.  You and the

Corporation shall each reasonably cooperate with the other in connection with any administrative or judicial proceedings

concerning the existence or amount of liability for Excise Tax with respect to the Total Payments.

          (f)  The payments provided for in paragraphs (d) and (e)

above shall be made not later than the fifth day following the

Date of Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before such day,

the Corporation shall pay to you on such day an estimate as

determined in good faith by the Corporation of the minimum amount of such payments and shall pay the remainder of such payments

(together with interest at the rate provided in Section

1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination.  In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the

Corporation to you payable on the fifth (5th) day after demand by the Corporation (together with interest at the rate provided in

Section 1274(b)(2)(B) of the Code).

          (g)  The Corporation shall also pay to you any and all

legal fees and expenses incurred by you in contesting or disputing any termination of employment or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Code to any payment or benefit provided hereunder).

          (h)  You shall not be required to mitigate the amount of

any payment provided for in this Section 4 by seeking other

employment or otherwise, nor shall the amount of any payment provided for in this Section 4 be reduced (except as provided in subparagraph (D) of Section 4(d) hereof) by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

     5.   Successors; Binding Agreement.

          (a)  The Corporation will require any successor (whether

direct or indirect, by purchase, merger, consolidation or

otherwise) to all or substantially all of the business and/or assets of the Corporation or of any division or subsidiary thereof employing you to expressly assume and agree to perform this

Agreement in the same manner and to the same extent that the

Corporation would be required to perform it if no such succession had taken place.  Failure of the Corporation to obtain such

assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled hereunder if you terminate your employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b)  This Agreement shall inure to the benefit of and be

enforceable by your personal or legal representatives, executors,

administrators, successors, heirs, distributees, devisees and legatees.  If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amount, unless otherwise provided herein, shall be paid in

accordance with the terms of this Agreement, to your devisee,

legatee or other designee or, if there is not such designee, to your estate.

      6.  Notices.  For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt

requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement or to such other addresses as may be designated by prior written notice give in accordance with this Section 6.

      7.  Miscellaneous.  No provision of this Agreement may be

modified, waived or discarded unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board.  The validity, interpretation, construction and performance of this

Agreement shall be governed by the laws of the State of Delaware.

The parties to this amended and restated agreement intend that this agreement be considered an instrument under seal with the intent that the statute of limitations provided for at 10 Del.C.

Section 8106 be tolled to the full extent permitted under Delaware law.

      8.  Validity.  The invalidity or unenforceability of

any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      9.  Counterparts.  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10.  Arbitration.  Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American

Arbitration Association then in effect.  Judgment may be entered on the arbitrator's award in any court having jurisdiction;

provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

     11.  Entire Agreement.  This Agreement supersedes any other agreement or understanding between the parties hereto,

including, if applicable, a severance agreement dated March 12,

1982, as amended, between you and the Corporation.

     12.  Effective Date.  This amended and restated agreement

shall become effective as of the date set forth above.



                                   Sincerely,

                                   BENEFICIAL CORPORATION



          [SEAL]

                                   By
                                        James H. Gilliam, Jr.
                                        Executive Vice President
                                        and General Counsel



Agreed and consented to as              [SEAL]
of the date set forth above.


By
     name&title










March 26, 1996



<<addr>>

Dear <<name>>:

     Beneficial Corporation (the "Corporation") recognizes that your contribution to the growth and success of the Corporation has been substantial and desires to assure the Corporation of your continued

employment.  In this connection, the Board of Directors of the

Corporation (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Corporation.

     In order to induce you to remain in the employ of the Corporation,

the Corporation agrees that you shall receive the severance benefits set forth in this letter agreement ("Agreement") in the event your employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation" (as defined in Section 2 hereof) under the circumstances described below.

     For purposes of this Agreement, an employee of a subsidiary of the

Corporation shall be considered an employee of the Corporation and in such case the obligation of the Corporation hereunder shall be to cause such subsidiary to perform the obligations of the corporation hereunder.

          1.   Term of Agreement.  This Agreement shall commence on the

date hereof and shall continue in effect until December 31, 1998;

provided, however, that commencing on January 1, 1998 and each January

1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than November 1 of the preceding year, the Corporation shall have given notice that it does not wish to extend this Agreement; provided, further, if a Change in Control of the Corporation shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of eighteen (18) months beyond the month in which such Change in Control of the Corporation occurred.

          2.   Change in Control of the Corporation.  No benefits shall

be payable hereunder unless there shall have been a Change in Control of the Corporation, as set forth below.  For purposes of this

Agreement, a "Change in Control of the Corporation" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

               (i)   any Person (as defined below) is or becomes the

Beneficial Owner (as defined below), directly or indirectly, of securities of the Corporation (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 20% or more of the combined voting power of the Corporation's then outstanding securities,

excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii); or

               (ii)  the following individuals cease for any reason to

constitute a majority of the number of directors then serving:

individuals who, on the date hereof, constitute the Board and any new directors (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Corporation) whose appointment or election by the

Board or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved; or

               (iii) there is consummated a merger or consolidation of

the Corporation or a direct or indirect subsidiary of the Corporation with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the  ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the

Corporation, at least 80% of the combined voting power of the securities of the Corporation or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or

(B) a merger or consolidation effected to implement a recapitalization of the Corporation (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Corporation (not including in the securities Beneficially Owned by such Person any securities acquired directly from the Corporation or its subsidiaries) representing 20% or more of either the then outstanding shares of common stock of the Corporation or the combines voting power of the Corporation's then outstanding securities; or

               (iv)  the stockholders of the Corporation approve a plan

of complete liquidation or dissolution of the Corporation or there is consummated an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets, other than a sale or disposition by the Corporation of all or substantially all of the Corporation's assets to an entity, at least 80% of the combined voting power of the voting securities of which are owned by

stockholders of the Corporation in substantially the same proportions as their ownership of the Corporation immediately prior to such sale.

     For purposes of this Agreement, the term "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Corporation or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Corporation in substantially the same proportions as their ownership of stock of the Corporation, and the term

"Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

          3.   Termination following a Change in Control of the

Corporation.  If any of the events described in Section 2 hereof constituting a Change in Control of the Corporation shall have occurred, you shall be entitled to the benefits provided in Section

4(d) hereof upon the termination of your employment during the term of this Agreement unless such termination is (i) because of your death,

Disability or Retirement, (ii) by the Corporation for Cause, or (iii)

by you other than for Good Reason.  For purposes of any determination regarding the applicability of the immediately preceding sentence, any position taken by the you shall be presumed to be correct unless the

Corporation establishes by clear and convincing evidence that such position is not correct.

               (a)   Disability; Retirement.  If, as a result of your

incapacity due to physical or mental illness, you shall have been absent from the full-time performance of your duties with the

Corporation for six (6) consecutive months, and within thirty (30) days after written notice of termination is given you shall not have returned to the full-time performance of your duties, the Corporation may terminate your employment for "Disability."  Termination by the

Corporation or you of your employment by reason of "Retirement" shall mean termination on or after attainment of your "normal retirement age," as defined in the Beneficial Corporation Pension Plan, or in

Accordance with any retirement arrangement established with your consent with respect to you.

               (b)   Cause.  Termination by the Corporation of your

employment for "Cause" shall mean termination upon (i) the willful and continued failure to you to substantially perform your duties with the

Corporation (other than any such failure resulting from termination by you for Good Reason), after a demand for substantial performance is delivered to you that specifically  identifies the manner in which the

Corporation believes that you have not substantially performed your duties, and you have failed to resume substantial performance of your duties on a continuous basis within fourteen (14) days of receiving such demand, (ii) the willful engaging by you in conduct which is demonstrably and materially injurious to the Corporation, monetarily or otherwise or (iii) your conviction of a felony or conviction of a misdemeanor which impairs your ability substantially to perform your duties with the Corporation.  For purposes of this Subsection, no act,

or failure to act, on your part shall be deemed "willful" unless done,

or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the

Corporation.  In the event of a dispute concerning the application of this provision, no claim by the Corporation that "Cause" exists shall be given effect unless the Corporation established by clear and convincing evidence that Cause exists.

               (c)   Good Reason.  You shall be entitled to terminate

your employment for Good Reason.  For purposes of this Agreement, "Good

Reason" shall mean, without your express written

consent, the occurrence after a Change in Control of the Corporation of any one or more of the following:

                    (i)   the assignment to you of duties inconsistent

with your present positions, duties, responsibilities and status or a reduction or alteration in the nature or status of your

responsibilities from those in effect as of the date hereof;

                    (ii)  a reduction by the Corporation in your annual

base salary as in effect on the date hereof as such may be increased from time by the Board ("Base Salary");

                    (iii) the Corporation's requiring you to be based

at a location in excess of twenty-five (25) miles from the location where you are presently based;

                    (iv)  the failure by the Corporation to continue in

effect any salary plan, incentive plan, deferred compensation plan or any other of the corporation's employee benefit plans, policies,

practices or arrangements in which you participate or the failure by the corporation to continue your participation therein on substantially the same basis, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed as of the date hereof;

                    (v)   the failure of the Corporation to obtain a

satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in Section 5 hereof; and

                    (vi)  any purported termination by the Corporation

of your employment that is not effected pursuant to a Notice of

Termination satisfying the requirements of subparagraph (d) below, and for purposes of this Agreement, no such purported termination shall be effective.  Your right to terminate your employment pursuant to this

Subsection shall not be affected by your incapacity due to physical or mental illness.  Your continued employment shall not constitute consent to, or a waiver of rights  with respect to, any circumstance constituting Good Reason hereunder.  For purpose of any determination regarding the existence of Good Reason, any claim by you that Good

Reason exists shall be presumed to be correct unless the Corporation establishes by clear and convincing evidence that Good Reason does not exist.

               (d)  Notice of Termination.  Any termination by the

Corporation for Cause or by you for Good Reason shall be communicated by Notice of Termination to the other party hereto.  For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this

Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

               (e)  Date of Termination.  "Date of Termination" shall

mean the date specified in the Notice of Termination where required or in any other case upon ceasing to perform services to the Corporation;

provided that if within thirty (30) days after any Notice of

Termination a party hereto notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date finally determined to be the Date of Termination, either by mutual written agreement of the parties or by a binding and final arbitration award.

          4.   Compensation Upon Termination or During Disability.

Following a Change in Control of the Corporation, as defined in Section

2 hereof, upon termination of your employment or during a period of disability you shall be entitled to the following benefits:

               (a)  During any period that you fail to perform your

full-time duties with the Corporation as a result of incapacity due to physical or mental illness, you shall continue to receive your Base

Salary at the rate in effect at the commencement of any such period,

until your employment is terminated pursuant to Section 3(a) hereof.

Thereafter, your benefits shall be determined in accordance with the corporation's retirement, insurance and other applicable programs and plans then in effect.

               (b)  If your employment shall be terminated by the

Corporation for Cause or by you other than for Good Reason, the

Corporation shall pay you your full Base Salary through the Date of

Termination at the rate in effect at the time Notice of Termination is given or on the Date of Termination if no Notice of Termination is

required hereunder, together with accrued vacation pay, if any, and the

Corporation shall have no further obligations to you under this

Agreement.

               (c)  If your employment terminates by reason of your

Retirement, or by reason of your death, your benefits shall be determined in accordance with the Corporation's retirement, survivor's benefits, insurance and other applicable programs and plans then in effect.

               (d)  If your employment by the Corporation shall be

terminated (i) by the Corporation other than for Cause, Retirement or

Disability or (ii) by you for Good Reason, then, in addition to any benefits to which you are otherwise entitled in accordance with the

Corporation's retirement, survivor's benefits, insurance  and other applicable programs and plans then in effect, you shall be entitled to the benefits (the "Severance Payments") provided below:

                    (A)  the Corporation will pay you your full

     Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, or the

     Date of Termination where no Notice of Termination is

     required hereunder, and any previously awarded bonuses which have been deferred;

                    (B)  the Corporation will pay you not later

     than the fifth (5th) day following the Date of Termination, a lump sum severance payment equal to one and one-half (1.5)

     times the sum of (x), (y), and (z), where (x) equals your

     annual Base Salary in effect immediately prior to the

     occurrence of the circumstances giving rise to such

     termination, where (y) equals the amount, if any, of the

     highest of your three most recent awards (or, if fewer than three have been received, such lesser number) pursuant to the

     Corporation's Key Employees Stock Bonus Plan;  and where (z)

     equals the amount, if any, of your award for the year in

     which the Date of Termination occurs, if determined by the

     Board but not yet paid, or if no determination has been made,

     your most recent annual award paid to you under any annual cash incentive or bonus program for which you are eligible,

     regardless of whether such incentive or bonus program has

     been established as of the date of this Agreement.

                    (C)  the Corporation will pay you, not later

     then the fifth day following the Date of Termination, (x)

     with respect to your interest in the Corporation's Employees'

     Stock Purchase Plan, an amount, in cash, equal to the

     aggregate value of the nonvested share units credited to your account thereunder as of the Date of Termination and (y) with respect to your interest in the Corporation's Key Employees

     Stock Bonus Plan, an amount, in cash, equal to the aggregate value of all Corporation stock, cash and other property

     credited to your account thereunder as of the Date of

     Termination and upon making such payments, the Corporation shall have no further obligation to you under such plans

     except with respect to any previously vested interest you may have in such plans; and

                    (D)  for an eighteen (18) month period after

     such termination, the Corporation will arrange to provide

     you, at the Corporation's expense, with life, disability,

     accident and health insurance benefits substantially similar to those which you were receiving immediately prior to the

     Notice of Termination; but benefits otherwise receivable by you pursuant to this Subsection (D) shall be reduced to the extent comparable benefits are actually received by you

     during the eighteen (18) month period following your

     termination, and any such benefits actually received by you shall be reported to the Corporation.

                    (E)  If you would have become entitled to

     benefits under the Corporation's post-retirement health care or life insurance plans, as such plans existed immediately prior to the Change in Control, had your employment

     terminated at any time during the period of eighteen (18)

     month after the Date of Termination, the Corporation shall provide such post-retirement health care or life insurance benefits to you commencing on the later of (i) the date that such coverage would have first become available and (ii) the date on which benefits described in subsection (D) of this

     Section 4(d) terminate.

               (e)  (A)  Notwithstanding any other provisions of this

Agreement, in th event that any payment or benefit received or to be received by you in connection with a Change in Control or the termination of your employment (whether pursuant to the terms of this

Agreement or any other plan, arrangement or agreement with the

Corporation, any Person whose actions result in a Change in Control or any Person affiliated with the Corporation or such Person) (all such payments and benefits, including the Severance Payments, being hereinafter called "Total Payments") would be subject (in whole or part), to any excise tax imposed under Section 4999 of the Internal

Revenue Code of 1986 (the "Code"), as amended from time to time (the

"Excise Tax"), then, after taking into account any reduction in the

Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or agreement, the cash Severance Payments shall first be reduced,  and the noncash Severance Payments shall thereafter be reduced, to the extent necessary so that no portion of the Total

Payments is subject to the Excise Tax but only if (A) the net amount of such Total Payments, as so reduced (and after subtracting the net amount of federal, state and local income taxes on such reduced Total

Payments) is equal to or greater than (B) the net amount of such Total

Payments, without reduction (but after subtracting the next amount of federal, state and local income taxes on such Total Payments and the amount of Excise Tax to which you would be subject in respect of such unreduced Total Payments); provided, however, that you may elect (at any time prior to the delivery of a Notice of Termination hereunder) to have the noncash Severance Payments reduced (or eliminated) prior to any reduction of the cash Severance Payments.

                    (B)  For purposes of determining whether and the

extent to which the Total Payments will be subject to the Excise Tax,

(i) no portion of the Total Payments the receipt or enjoyment of which you shall have effectively waived in writing prior to the delivery of a

Notice of Termination shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel reasonably acceptable to you and selected by the accounting firm (the "Auditor") which was, immediately prior to the Change in

Control, the Company's independent auditor, does not constitute a

"parachute payment" within the meaning of section 280G(b) (2) of the

Code (including by reason of section 280G(b) (4) (A) of the Code) and in calculating the Excise Tax, no portion of such Total Payments shall be taken into account which constitutes reasonable  compensation for services actually rendered, within the meaning of section 280G(b) (4)

(B) of the Code, in excess of the Base Amount allocable to such reasonable compensation, and (iii) the value of any non-cash benefit or any deferred payment of benefit included in the Total Payments shall be determined by the Auditor in accordance with the principles of sections

280G(d) (3) and (4) of the Code.

               (f)  The payments provided for in paragraph (d) above

shall be made not later than the fifth day following the Date of

Termination; provided, however, that if the amounts of such payments or the limitation on such payments set forth in paragraph (e) above cannot be finally determined on or before such day, the Corporation shall pay to you on such day an estimate as determined in good faith by you of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at 120% of the rate provided in

Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination.  In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due,

such excess shall constitute a loan by the Corporation to you payable on the fifth (5th) day after demand by the Corporation (together with interest at 120% of the rate provided in Section 1274(b)(2)(B) of the

Code).

               (g)  The Corporation shall also pay to you any and all

legal fees and expenses incurred by you in contesting or disputing any termination of employment or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of

Section 4999 of the Code to any payment or benefits provided hereunder).

               (h)  You shall not be required to mitigate the amount of

any payment provided for in this Section 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this

Section 4 be reduced (except as provided in subparagraph (D) of Section

4(d) hereof) by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

          5.  Successors; Binding Agreement.

               (a)  The Corporation will require any successor (whether

direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the

Corporation or of any division or subsidiary thereof employing you to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the

Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this

Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled hereunder if you terminate your employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

               (b)  This Agreement shall inure to the benefit of and be

enforceable by your personal or legal representatives, executors,

administrators, successors, heirs, distributees, devisees and legatees.

If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to your devisee, legatee or other designee or, if there is not such designee, to your estate.

          6.   Notices   For the purpose of this Agreement, notices and

all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United Sates registered mail, return receipt requested,

postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement or to such other addresses as may be designated by prior written notice given in accordance with this

Section 6.

          7.   Miscellaneous.  No provision of this Agreement may be

modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board.  The validity,

interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Delaware.  The parties to this agreement intend that this agreement be considered an instrument under seal with the intent that the statute of limitations provided for at 10

Del.C. Section 8106 be tolled to the full extent permitted under Delaware law.

          8.   Validity.  The invalidity or unenforceability of any

provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

          9.   Counterparts.  This Agreement may be executed in several

counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

          10.  Arbitration.  Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration

Association the in effect.  Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

          11.  Entire Agreement.  This Agreement supersedes any other agreement or understanding between the parties hereto, including, if applicable, a severance agreement dated March 12, 1982, as amended,

between you and the Corporation.

          12.  Effective Date.  This Agreement shall become effective as of the date set forth above.



                                   Sincerely,

                                   BENEFICIAL CORPORATION
     [SEAL]

                                   By
                                        James H. Gilliam, Jr.
                                        Executive Vice President
                                        and General Counsel


Agreed and consented to as
of the date set forth above.


By                                      [SEAL]
  <<name&title>>










March 26, 1996



addr

Dear name:

     You previously entered into an agreement dated August 21, 1986 providing you certain protection in the event of a change of control of

Beneficial Corporation (the "Corporation"), which agreement was subsequently amended effective as of February 21, 1990, and which remains in effect.  The Board of Directors of the Corporation has authorized this amendment and restatement of your August 21, 1986 agreement, and has requested that you indicate agreement) by signing in the space provided below on the enclosed duplicate copy, and returning it to the Corporation.

     Beneficial Corporation (the "Corporation") recognizes that your contribution to the growth and success of the Corporation has been substantial and desires to assure the Corporation of your continued

employment.  In this connection, the Board of Directors of the

Corporation (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be

taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Corporation.

     In order to induce you to remain in the employ of the Corporation,

the Corporation agrees that you shall receive the severance benefits set forth in this letter agreement ("Agreement") in the event your employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation" (as defined in Section 2 hereof) under the circumstances described below.

     For purposes of this Agreement, an employee of a subsidiary of the

Corporation shall be considered an employee of the Corporation and in such case the obligation of the Corporation hereunder shall be to cause such subsidiary to perform the obligations of the corporation hereunder.

      1.  Term of Agreement.  This amended and restated agreement supersedes your August 21, 1986 agreement and shall continue in effect until December 31, 1998; provided, however, that commending on January

1, 1998 and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than November 1 of the preceding year, the Corporation shall have given notice that it does not wish to extend this Agreement; provided,

further, if a Change in Control of the Corporation shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of eighteen (18) months beyond the month in which such Change in Control of the Corporation occurred.

      2.  Change in Control of the Corporation.  No benefits shall be payable hereunder unless there shall have been a Change in Control of the Corporation, as set forth below.  For purposes of this Agreement, a

"Change in Control of the Corporation" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

               (i)  any Person (as defined below) is or becomes the

Beneficial Owner (as defined below), directly or indirectly, of securities of the Corporation (not including in the securities beneficially owned by such Person any securities acquired directly from the Company or its affiliates) representing 20% or more of the combined voting power of the Corporation's then outstanding securities excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (A) of paragraph (iii); or

              (ii)  the following individuals cease for any reason to

constitute a majority of the number of directors then serving:

individuals who, on the date hereof, constitute the Board and any new directors (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Corporation) whose appointment or election by the

Board or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved; or

             (iii)  there is consummated a merger or consolidation of

the Corporation or a direct or indirect subsidiary of the Corporation with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the  ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the

Corporation, at least 80% of the combined voting power of the securities of the Corporation or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or

(B) a merger or consolidation effected to implement a recapitalization of the Corporation (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Corporation (not including in the securities Beneficially Owned by such Person any securities acquired directly from the Corporation or its subsidiaries) representing 20% or more of either the then outstanding shares of common stock of the Corporation or the combines voting power of the Corporation's then outstanding securities; or

              (iv)  the stockholders of the Corporation approve a plan

of complete liquidation or dissolution of the Corporation or there is consummated an agreement for the sale or disposition by the Corporation of all or substantially all of the Corporation's assets, other than a sale or disposition by the Corporation of all or substantially all of the Corporation's assets to an entity, at least 80% of the combined voting power of the voting securities of which are owned by

stockholders of the Corporation in substantially the same proportions as their ownership of the Corporation immediately prior to such sale.

     For purposes of this Agreement, the term "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Corporation or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Corporation in substantially the same proportions as their ownership of stock of the Corporation, and the term

"Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

      3.  Termination following a Change in Control of the Corporation.

If any of the events described in Section 2 hereof constituting a

Change in Control of the Corporation shall have occurred, you shall be

entitled to the benefits provided in        Section 4(d) hereof upon

the termination of your employment during the term of this Agreement unless such termination is (i) because of your death, Disability or

Retirement, (ii) by the Corporation for Cause, or (iii) by you other than for Good Reason.  For purposes of any determination regarding the applicability of the immediately preceding sentence, any position taken by the you shall be presumed to be correct unless the Corporation establishes by clear and convincing evidence that such position is not correct.

          (a)  Disability; Retirement.  If, as a result of your

incapacity due to physical or mental illness, you shall have  been absent from the full-time performance of your duties with the

Corporation for six (6) consecutive months, and within thirty (30) days after written notice of termination is given you shall not have returned to the full-time performance of your duties, the Corporation may terminate your employment for "Disability."  Termination by the

Corporation or you of your employment by reason of "Retirement" shall mean termination on or after attainment of your "normal retirement age," as defined in the Beneficial Corporation Pension Plan, or in

Accordance with any retirement arrangement established with your consent with respect to you.

          (b)  Cause.  Termination by the Corporation of your

employment for "Cause" shall mean termination upon (i) the willful and continued failure to you to substantially perform your duties with the

Corporation (other than any such failure resulting from termination by you for Good Reason), after a demand for substantial performance is

delivered to you that specifically      identifies the manner in which

the Corporation believes that you have not substantially performed your duties, and you have failed to resume substantial performance of your duties on a continuous basis within fourteen (14) days of receiving such demand, (ii) the willful engaging by you in conduct which is demonstrably and materially injurious to the Corporation, monetarily or otherwise or (iii) your conviction of a felony or conviction of a misdemeanor which impairs your ability substantially to perform your duties with the Corporation.  For purposes of this Subsection, no act,

or failure to act, on your part shall be       deemed "willful" unless

done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Corporation.  In the event of a dispute concerning the application of this provision, no claim by the Corporation that "Cause"

exists shall be given effect unless the Corporation established by clear and convincing evidence that Cause exists.

          (c)  Good Reason.  You shall be entitled to terminate your employment for Good Reason.  For purposes of this Agreement, "Good

Reason" shall mean, without your express written consent, the occurrence after a Change in Control of the Corporation of any one or more of the following:

               (i)    the assignment to you of duties inconsistent with

your present positions, duties, responsibilities and status or a reduction or alteration in the nature or status of your

responsibilities from those in effect as of the date hereof;

               (ii)   a reduction by the Corporation in your annual

base salary as in effect on the date hereof as such may be increased from time by the Board ("Base Salary");

               (iii)  the Corporation's requiring you to be based at a

location in excess of twenty-five (25) miles from the location where you are presently based;

               (iv)   the failure by the Corporation to continue in

effect any salary plan, incentive plan, deferred compensation plan or any other of the corporation's employee benefit plans, policies,

practices or arrangements in which you participate or the failure by the corporation to continue your participation therein on substantially the same basis, both in terms of the amount of benefits provided and the level of your participation relative to other participants, as existed as of the date hereof;

               (v)    the failure of the Corporation to obtain a

satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in Section 5 hereof; and

              (vi)    any purported termination by the Corporation of

your employment that is not effected pursuant to a Notice of

Termination satisfying the requirements of subparagraph (d) below, and for purposes of this Agreement, no such purported termination shall be effective.  Your right to terminate your employment pursuant to this

Subsection shall not be affected by your incapacity due to physical or mental illness.  Your continued employment shall not constitute consent to, or a waiver of rights  with respect to, any circumstance constituting Good Reason hereunder.  For purpose of any determination regarding the existence of Good Reason, any claim by you that Good

Reason exists shall be presumed to be correct unless the Corporation establishes by clear and convincing evidence that Good Reason does not exist.

          (d)  Notice of Termination.  Any termination by the

Corporation for Cause or by you for Good Reason shall be communicated by Notice of Termination to the other party hereto.  For purposes of

this Agreement, a "Notice of Termination" shall    mean a written

notice which shall indicate the specific termination provision in this

Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

          (e)  Date of Termination.  "Date of Termination" shall mean the date specified in the Notice of Termination where required or in any other case upon ceasing to perform services to the Corporation;

provided that if within thirty (30) days after any Notice of

Termination a party hereto notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date finally determined to be the Date of Termination, either by mutual written agreement of the parties or by a binding and final arbitration award.

      4.  Compensation Upon Termination or During Disability.

Following a Change in Control of the Corporation, as defined in Section

2 hereof, upon termination of your employment or during a period of disability you shall be entitled to the following benefits:

          (a)  During any period that you fail to perform your

full-time duties with the Corporation as a result of incapacity due to physical or mental illness, you shall continue to receive your Base

Salary at the rate in effect at the commencement of any such period,

until your employment is terminated pursuant to Section 3(a) hereof.

Thereafter, your benefits shall be determined in accordance with the corporation's  retirement, insurance and other applicable programs and plans then in effect.

          (b)  If your employment shall be terminated by the

Corporation for Cause or by you other than for Good Reason, the

Corporation shall pay you your full Base Salary through the Date of

Termination at the rate in effect at the time Notice of Termination is given or on the Date of Termination if no Notice of Termination is

required hereunder, together with accrued vacation pay, if any, and the

Corporation shall have no further obligations to you under this

Agreement.

          (c)  If your employment terminates by reason of your

Retirement, or by reason of your death, your benefits shall be determined in accordance with the Corporation's retirement, survivor's benefits, insurance and other applicable programs and plans then in effect.

          (d)  If your employment by the Corporation shall be

terminated (i) by the Corporation other than for Cause, Retirement or

Disability or (ii) by you for Good Reason, then, in addition to any benefits to which you are otherwise entitled in accordance with the

Corporation's retirement, survivor's benefits, insurance  and other applicable programs and plans then in effect, you shall be entitled to the benefits (the "Severance Payments") provided below:

               (A)  the Corporation will pay you your full Base

     Salary through the Date of Termination at the rate in effect

     at the time Notice of Termination is      given, or the Date

     of Termination where no Notice of Termination is required

     hereunder, and any previously awarded bonuses which have been deferred;

               (B)  the Corporation will pay you not later than

     the fifth (5th) day following the Date of Termination, a lump sum severance payment equal to one and one-half (1.5) times the sum of (x), (y), and (z), where (x) equals your annual

     Base Salary in effect immediately prior to the occurrence of the circumstances giving rise to such termination, where (y)

     equals the amount, if any, of the highest of your three most recent awards (or, if fewer than three have been received,

     such lesser number) pursuant to the Corporation's Key

     Employees Stock Bonus Plan;  and where (z) equals the amount,

     if any, of your award for the year in which the Date of

     Termination occurs, if determined by the Board but not yet paid, or if no determination has been made, your most recent annual award paid to you under any annual cash incentive or bonus program for which you are eligible, regardless of

     whether such incentive or bonus program has been established as of the date of this Agreement.

               (C)  the Corporation will pay you, not later then

     the fifth day following the Date of Termination, (x) with

     respect to your interest in the Corporation's Employees'

     Stock Purchase Plan, an amount, in cash, equal to the

     aggregate value of the nonvested share units credited to your

     account thereunder as of    the Date of Termination and (y)

     with respect to your interest in the Corporation's Key

     Employees Stock Bonus Plan, an amount, in cash, equal to the aggregate value of all Corporation stock, cash and other

     property credited to your account thereunder as of the Date of Termination and upon making such payments, the Corporation shall have no further obligation to you under such plans

     except with respect to any previously vested interest you may have in such plans; and

               (D)  for an eighteen (18) month period after such

     termination, the Corporation will arrange to provide you, at the Corporation's expense, with life, disability, accident and health insurance benefits substantially similar to those which you were receiving immediately prior to the Notice of

     Termination; but benefits otherwise receivable by you

     pursuant to this Subsection (D) shall be reduced to the

     extent comparable benefits are actually received by you

     during the eighteen (18) month period following your

     termination, and any such benefits actually received by you shall be reported to the Corporation.

               (E)  If you would have become entitled to benefits

     under the Corporation's post-retirement health care or life insurance plans, as such plans existed immediately prior to the Change in Control, had your employment terminated at any

     time during the period of   eighteen (18) months after the

     Date of Termination, the Corporation shall provide such post-

     retirement health care or life insurance benefits to you

     commencing on the later of (i) the date that such coverage would have first become available and (ii) the date on which benefits described in subsection (D) of this Section 4(d)

     terminate.

          (e)  (A)  Notwithstanding any other provisions of this

Agreement, in the event that any payment or benefit received or to be received by you in connection with a Change in Control or the termination of your employment (whether pursuant to the terms of this

Agreement or any other plan, arrangement or agreement with the

Corporation, any Person whose actions result in a Change in Control or any Person affiliated with the Corporation or such Person) (all such payments and benefits, including the Severance Payments, being hereinafter called "Total Payments") would be subject (in whole or part), to any excise tax imposed under Section 4999 of the Internal

Revenue Code of 1986 (the "Code"), as amended from time to time (the

"Excise Tax"), then, after taking into account any reduction in the

Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or agreement, the cash Severance Payments shall first be reduced,  and the noncash Severance Payments shall thereafter be reduced, to the extent necessary so that no portion of the Total

Payments is subject to the Excise Tax but only if (A) the net amount of such Total Payments, as so reduced (and after subtracting the net amount of federal, state and local income taxes on such reduced Total

Payments) is equal to or greater than (B) the net amount of such Total

Payments, without reduction (but after subtracting the next amount of federal, state and local income taxes on such Total Payments and the amount of Excise Tax to which you would be subject in respect of such unreduced Total Payments); provided, however, that you may elect (at any time prior to the delivery of a Notice of Termination hereunder) to have the noncash Severance Payments reduced (or eliminated) prior to any reduction of the cash Severance Payments.

               (B)  For purposes of determining whether and the extent

to which the Total Payments will be subject to the Excise Tax, (i) no portion of the Total Payments the receipt or enjoyment of which you shall have effectively waived in writing prior to the delivery of a

Notice of Termination shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel reasonably acceptable to you and selected by the accounting firm (the "Auditor") which was, immediately prior to the Change in

Control, the Company's independent auditor, does not constitute a

"parachute payment" within the meaning of section 280G(b) (2) of the

Code (including by reason of section 280G(b) (4) (A) of the Code) and in calculating the Excise Tax, no portion of such Total Payments shall be taken into account which constitutes reasonable compensation for services actually rendered, within the meaning of section 280G(b) (4)

(B) of the Code, in excess of the Base Amount allocable to such reasonable compensation, and (iii) the value of  any non-cash benefit or any deferred payment of benefit included in the Total Payments shall be determined by the Auditor in accordance with the principles of sections 280G(d) (3) and (4) of the Code.

          (f)  The payments provided for in paragraph (d) above shall be made not later than the fifth day following the Date of Termination;

provided, however, that if the amounts of such payments or the limitation on such payments set forth in paragraph (e) above cannot be finally determined on or before such day, the Corporation shall pay to you on such day an estimate as determined in good faith by you of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at 120% of the rate provided in

Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination.  In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due,

such excess shall constitute a loan by the Corporation to you payable on the fifth (5th) day after demand by the Corporation (together with interest at 120% of the rate provided in Section 1274(b)(2)(B) of the

Code).

          (g)  The Corporation shall also pay to you any and  all legal fees and expenses incurred by you in contesting or disputing any termination of employment or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of

Section 4999 of the Code to any payment or benefits provided hereunder).

          (h)  You shall not be required to mitigate the amount of any payment provided for in this Section 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this

Section 4 be reduced (except as provided in subparagraph (D) of Section

4(d) hereof) by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

      5.  Successors; Binding Agreement.

          (a)  The Corporation will require any successor (whether

direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the

Corporation or of any division or subsidiary thereof employing you to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place.  Failure of the

Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this

Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled hereunder if you terminate your employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b)  This Agreement shall inure to the benefit of and be

enforceable by your personal or legal representatives, executors,

administrators, successors, heirs, distributees, devisees and legatees.

If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to your devisee, legatee or other designee or, if there is not such designee, to your estate.

      6.  Notices. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by

United Sates registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement or to such other addresses as may be designated by prior written notice given in accordance with this Section 6.

      7.  Miscellaneous.  No provision of this Agreement may be

modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board.  The validity,

interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Delaware.  The parties of this amended and restated agreement intend that this agreement be considered an instrument under seal with the intent that the statute of limitations provided for at 10 Del.C. Section 8106 be tolled to the full extent permitted under Delaware law.

      8.  Validity.  The invalidity or unenforceability of any

provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      9.  Counterparts.  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10.  Arbitration.  Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration

Association then in effect.  Judgment may be entered on the

arbitrator's award in any court having jurisdiction; provided, however,

that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this

Agreement.

     11.  Entire Agreement.  This Agreement supersedes any other agreement or understanding between the parties hereto, including, if applicable, a severance agreement dated March 12, 1982, as amended,

between you and the Corporation.

     12.  Effective Date.  This amended and restated agreement shall become effective as of the date set forth above.



                                   Sincerely,

                                   BENEFICIAL CORPORATION
     [SEAL]

                                   By
                                        James H. Gilliam, Jr.
                                        Executive Vice President
                                        and General Counsel


Agreed and consented to as
of the date set forth above.


By                                           [SEAL]
  name&title
