Form 10-Q
period 1996-06-30
BENEFICIAL CORP
filed 1996-08-09
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

   (Mark One)
    X    QUARTERLY  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

At July 31, 1996, the number of shares outstanding of the registrant's common stock was 53,618,566.






                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               BENEFICIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                            (in millions)


                                                        June 30,  December 31,
                                                          1996        1995
ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  . $   302.7 $   273.1
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  .  13,214.5  13,416.2
  Allowance for Credit Losses (Note 3)  .  .  .  .  .  .    (437.3)   (406.1)
     Net Finance Receivables.  .  .  .  .  .  .  .  .  .  12,777.2  13,010.1
Investment Securities (Note 4) .  .  .  .  .  .  .  .  .     563.5   1,491.4
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .     192.4     183.1
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   1,689.2     759.7

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  . $15,525.0 $15,717.4


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 5) .  .  .  .  .  .  .  .  .  .  . $ 3,420.8 $ 4,023.9
Deposits Payable.  .  .  .  .  .  .  .  .  .  .  .  .  .     635.5     642.5
Long-Term Debt (Note 6)  .  .  .  .  .  .  .  .  .  .  .   8,032.9   7,792.5
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  .  12,089.2  12,458.9
Accounts Payable and Accrued Liabilities.  .  .  .  .  .     513.5     490.0
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .   1,283.2   1,265.5
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  .  13,885.9  14,214.4

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .     114.8     114.8
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .      53.6      53.2
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .     286.8     270.0
  Net Unrealized Loss (Gain) on Investment Securities  .      (0.1)     18.4
  Accumulated Foreign Currency Translation Adjustments .     (46.4)    (46.4)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .   1,230.4   1,093.0
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .   1,639.1   1,503.0

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  . $15,525.0 $15,717.4

See Notes to Financial Statements.


               BENEFICIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME
               (in millions, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                         1996        1995    1996       1995


REVENUE
  Finance Charges and Fees .  .  .  .  .$519.2     $487.2   $1,064.5    $978.8
  Interest Expense.  .  .  .  .  .  .  . 198.2      198.3      407.2     410.5
    Lending Spread.  .  .  .  .  .  .  . 321.0      288.9      657.3     568.3
  Insurance Premiums .  .  .  .  .  .  .  41.4       38.5       81.5      80.2
  Other  .  .  .  .  .  .  .  .  .  .  . 121.8       68.5      287.5      95.4

      Total .  .  .  .  .  .  .  .  .  . 484.2      395.9    1,026.3     743.9

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  .  99.6       94.9      201.3     194.2
  Insurance Benefits .  .  .  .  .  .  .  19.8       22.0       42.5      48.9
  Provision for Credit Losses .  .  .  .  80.3       45.3      162.0      97.0
  Other  .  .  .  .  .  .  .  .  .  .  . 144.9      127.3      296.2     262.3

      Total .  .  .  .  .  .  .  .  .  . 344.6      289.5      702.0     602.4

Income Before Income Taxes .  .  .  .  . 139.6      106.4      324.3     141.5
Provision for Income Taxes .  .  .  .  .  57.2       43.6      134.5      58.0

NET INCOME  .  .  .  .  .  .  .  .  .  .$ 82.4     $ 62.8   $  189.8    $ 83.5

EARNINGS PER COMMON SHARE  .  .  .  .  .$ 1.50     $ 1.15   $   3.46    $ 1.52

DIVIDENDS PER COMMON SHARE .  .  .  .  .$  .47     $  .43   $    .94    $  .86

See Notes to Financial Statements.


               BENEFICIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in millions)


                                                            Six Months Ended
                                                                June 30,
                                                             1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $  189.8   $   83.5
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  162.0       97.0
   Provision for Deferred Income Taxes  .  .  .  .  .  .  .  (11.7)      (9.7)
   Depreciation and Amortization  .  .  .  .  .  .  .  .  .   23.7       23.4
   Insurance Policy & Claim Reserves .  .  .  .  .  .  .  .   17.7       95.5
   Accounts Payable & Accrued Liabilities  .  .  .  .  .  .   23.5       23.7
     Net Cash Provided by Operating Activities.  .  .  .  .  405.0      313.4

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .  .  (5,503.2)  (4,420.5)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .  .   4,349.2    3,635.8
 Receivables Securitized .  .  .  .  .  .  .  .  .  .  .   1,201.3    1,103.8
 Investment Securities Purchased  .  .  .  .  .  .  .  .  . (369.9)    (175.2)
 Investment Securities Sold .  .  .  .  .  .  .  .  .  .  .  937.5       20.6
 Investment Securities Matured .  .  .  .  .  .  .  .  .  .  319.3       64.2
 Deposit from Reinsurer  .  .  .  .  .  .  .  .  .  .  .  . (948.9)       --
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   41.1      (40.3)
    Net Cash Provided by Investing Activities.  .  .  .       26.4      188.4

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .  .  . (603.2)    (277.8)
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .  .  .  .12.3      100.4
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .  .  .  926.2    1,299.3
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .  .  . (684.7)  (1,507.4)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  (52.4)     (47.7)
    Net Cash Used in Financing Activities  .  .  .  .  .  . (401.8)    (433.2)

NET INCREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .  .  .  .29.6       68.6
Cash and Equivalents at Beginning of Period.  .  .  .  .  .  273.1      189.5

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .  .  $  302.7   $  258.1

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $  413.9   $  403.1
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  119.1       81.1

See Notes to Financial Statements.


               BENEFICIAL CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
               (in millions, except per share amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting  policies used in the preparation  of  the  unaudited
quarterly   financial  statements  are  consistent  with  accounting
policies described in the notes to financial statements contained in the  Company's Annual Report on Form 10-K for the fiscal  year-ended
December  31,  1995.  In the opinion of management, all adjustments, consisting  of normal recurring adjustments, necessary  for  a  fair presentation have been reflected.  Certain prior period amounts have
been  reclassified  to conform with the 1996 presentation.   Interim
results are not necessarily indicative of results for a full year.


2.   FINANCE RECEIVABLES

    Finance receivables consisted of the following:

                                                         June 30, December 31,
                                                           1996      1995
     Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  .  .        $ 6,081.6  $ 6,636.6
       Personal Unsecured .  .  .  .  .  .  .  .          2,780.6    2,756.1
       Credit Cards .  .  .  .  .  .  .  .  .  .          3,410.4    3,084.0
       Sales Finance Contracts  .  .  .  .  .  .            840.5      836.6
       Commercial.  .  .  .  .  .  .  .  .  .  .            101.4      102.9
         Total Owned                                     13,214.5   13,416.2
     Receivables Sold with Servicing Retained
          (all real estate secured) .  .  .  .  .         1,965.7    1,113.5
     Total Owned and Serviced .  .  .  .  .  .  .       $15,180.2  $14,529.7


3.   ALLOWANCE FOR CREDIT LOSSES

    An analysis of the allowance for credit losses follows:


                                                                       1996
     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  .      $406.1
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  .      (160.4)
     Recoveries on Accounts Previously Charged Off .  .  .  .  .        23.1
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .       162.0
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         6.5
     Balance at June 30 .  .  .  .  .  .  .  .  .  .  .  .  .  .      $437.3


4.   INVESTMENT SECURITIES

    Investment securities were as follows:

                                 June 30, 1996        December 31, 1995
                             Carrying    Market      Carrying    Market
                              Value       Value        Value      Value

     AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate            $298.9     $298.9     $  807.5   $  807.5
         Mortgage-backed        40.8       40.8        335.5      335.5
         Municipal               7.5        7.5         20.2       20.2
         U.S. Government        63.4       63.4        176.3      176.3
         Foreign Government     53.6       53.6         59.4       59.4
                               465.2      464.2      1,398.9    1,398.9
       Equity Securities          .6         .6          6.3        6.3
          Total               $464.8     $464.8     $1,405.2   $1,405.2

     HELD-TO-MATURITY
       Debt Securities:
         Corporate            $ 46.0     $ 44.6     $   41.2   $   41.5
         Mortgage-backed         2.4        2.3          2.6        2.7
         Municipal               7.9        8.1          7.9        8.3
         U.S. Government        23.7       23.4         17.5       17.5
         Foreign Government      1.1        1.1          1.1        1.1
         Other                  17.6       17.6         15.9       15.9
           Total              $ 98.7     $ 97.1     $   86.2   $   87.0

 TOTAL INVESTMENT SECURITIES  $563.5     $561.9     $1,491.4   $1,492.2

         Effective March 31, 1996, the Company effectively sold  its
     annuity  portfolio through a co-insurance agreement.   Although
     the risk of ownership was substantially transferred by the co-
     insurance agreement, the acquirer is in the process of  legally assuming  the policies.  Therefore, the policy reserves  remain
     on   the   balance  sheet,  and  a  similar  amount  of  assets
     (investments  and cash) have  been transferred to the  acquirer as a deposit supporting the annuity contracts.

         There were no investments transferred from Held-To-Maturity to Available-For-Sale, nor were there any sales of Held-To-
     Maturity investments during the six-month period ended June 30, 1996.


5.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following:

                                                     June 30,  December 31,
                                                       1996       1995

     Commercial Paper.  .  .  .  .  .  .  .  .  .    $3,098.2   $3,506.2
     Bank Borrowings .  .  .  .  .  .  .  .  .  .       322.6      517.7
           Total  .  .  .  .  .  .  .  .  .  .  .    $3,420.8   $4,023.9

      The weighted average interest rates (including the costs of maintaining lines of credit) on short-term borrowings during the six months ended June 30 were as follows:

                                                           1996     1995
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          5.52%    6.25%
     Other Currency Borrowings.  .  .  .  .  .  .          6.45     7.38
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          5.72%    6.50%

     The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense for the six months ended June 30 was an increase of .1% (annualized) and $1.9 in 1996 and .05% (annualized) and $0.8 in 1995.


6.   LONG-TERM DEBT

      Long-term debt is shown below in the earliest year it could become payable:

                                 Weighted Average
                                Interest Rates at      June 30,   December 31,
     Maturity                      June 30, 1996        1996         1995

     1996                        6.51%                $1,374.6       $2,063.5
     1997                        6.47                  2,535.0        2,164.5
     1998                        7.22                  1,648.4        1,189.9
     1999                        7.43                    966.8          891.2
     2000                        8.03                    422.5          422.8
     2001-2005                   7.63                    888.3          863.3
     2006-2023                   7.64                    197.3          197.3
         Total                   6.98%                $8,032.9       $7,792.5

      The weighted average interest rates (including issuance costs) on the Company's long-term debt during the six months ended June 30 were as follows:

                                                   1996        1995
     U.S. Dollar Borrowings.  .  .  .  .  .  .     7.11%       7.65%
     Other Currency Borrowings.  .  .  .  .  .     7.15        7.34
     Overall.  .  .  .  .  .  .  .  .  .  .  .     7.12%       7.63%

      Long-term debt outstanding at June 30, 1996, and December  31,
1995, includes $3,323.9 million and $2,817.4 million, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-two years.

     The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense for the six months ended June 30 was an increase of .07% (annualized) and $2.8 in 1996 and .06% (annualized) and $2.2 in 1995.


7.    DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign exchange forward agreements and
options  to  hedge  its net investment in foreign subsidiaries.   At
June  30,  1996,  and December 31, 1995, the Company  had  purchased options  to deliver British pounds and Canadian dollars in  exchange for  US$293.1 and US$391.5, respectively.  Concurrently, the Company had  sold  options  to  buy British pounds and Canadian  dollars  in exchange  for  US$294.4 and US$393.3 in 1996 and 1995, respectively.
The  Company's  outstanding forward agreements as of June  30,  1996 consisted  of  sales of C$176.0 and DM48.0 in exchange for  US$128.6
and  US$32.6,  respectively.   This compares  to  forward  sales  of
DM107.0 for US$75.5 at year-end 1995.

     The Company accrued pretax losses of $4.6 at June 30, 1996, and
pretax  gains  of  $1.2 at December 31, 1995, on open  hedges.   All
hedge  gains and losses, including the mark to spot on open  options and  forwards,  are  recognized in a separate component  of  equity.
There  were no gains or losses recognized in net income attributable to the above hedging activities.

      The  Company utilizes interest-rate swaps to allow it to match fund  its  variable- and fixed-rate receivables and to manage  basis
risk.   The amounts to be paid or received under the agreements  are accrued  in  interest  expense consistent  with  the  terms  of  the agreements.  At June 30, 1996, accrued interest payable  related  to these interest-rate swaps totaled $19.6, which is largely offset  by
$16.9  of accrued interest receivable.  The impact of interest  rate hedging activities on the Company's weighted average borrowing rates and  on the reported interest expense for the six months ended  June
30,  was an increase of .08% (annualized) and $4.7 in 1996 and  .06%
(annualized) and $3.0 in 1995.

     The following table summarizes the interest-rate swaps
outstanding at June 30, 1996:
                                                  Weighted Average   Weighted
                                         Notional  Interest Rates    Average
                                           Amount   Pay    Receive   Maturity*


Pay fixed-rate - receive floating-rate   $  715.8  7.45%   5.85%        1.9
Pay floating-rate - receive fixed-rate      256.0  6.28    7.24         6.8
Pay floating-rate - receive floating rate 1,545.0  5.51    5.39         0.8
Total                                    $2,516.8  6.14%   5.71%        1.7

*Remaining term in years.


8.  EARNINGS PER COMMON SHARE

     Computations of primary and fully diluted earnings per common share are as follows:
                                          Three Months Ended  Six Months Ended
                                                June 30             June 30
                                            1996      1995     1996       1995

PRIMARY EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .   $82.4    $62.8     $189.8    $83.5
  Dividends on Preferred Stock.  .  .  .    (1.3)    (1.3)      (2.6)    (2.6)
  Net Income Applicable to Common Stock.   $81.1    $61.5     $187.2    $80.9

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  . 53.1     52.5       52.9     52.3
    Common Stock Equivalents  .  .  .  .  .  1.3       .9        1.3       .9
      Total .  .  .  .  .  .  .  .  .  .  . 54.4     53.4       54.2     53.2

Primary Earnings per Common Share.  .  .  .$1.50    $1.15      $3.46    $1.52

FULLY DILUTED EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .  .$82.4    $62.8     $189.8    $83.5
  Dividends on Non-Convertible
    Preferred Stock  .  .  .  .  .  .  .  . (1.2)    (1.2)      (2.5)    (2.5)
  Net Income Applicable to Common Stock.  .$81.2    $61.6     $187.3    $81.0

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  . 53.1     52.5       52.9     52.3
    Common Stock Equivalents  .  .  .  .  .  1.5      1.2        1.6      1.3
      Total .  .  .  .  .  .  .  .  .  .  . 54.6     53.7       54.5     53.6

Fully Diluted Earnings per Common Share.   $1.49    $1.15      $3.44    $1.51


9.  RATIO OF EARNINGS TO FIXED CHARGES

                                                        Six Months Ended
                                                           June 30,
                                                         1996   1995

     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .   $189.8  $ 83.5
     Add Provision for Income Taxes .  .  .  .  .  .    134.5    58.0
         Earnings Before Income Taxes  .  .  .  .  .    324.3   141.5

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .    407.2   410.5
       Interest Factor Portion of Rentals .  .  .  .     11.2    11.2
       Preferred Stock Dividend Requirement  .  .  .      2.6     2.6
         Total Fixed Charges  .  .  .  .  .  .  .  .    421.0   424.3

     Earnings Before Income Taxes and Fixed Charges    $745.3  $565.8

     Ratio of Earnings to Fixed Charges   .  .  .  .     1.77    1.33


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


               BENEFICIAL CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Financial Condition

      Reflecting the sale of $1.2 billion of variable-rate home equity loans through a securitization in the capital markets in April 1996, the Company's leverage (the ratio of interest-bearing debt to total equity) was reduced to 7.38 times at June 30, 1996, from 8.11 times at March 31, 1996 and 8.29 times at year-end 1995.

       Impacted   largely  by  the  securitization,  owned   finance
receivables  declined $202 million during the first  half  of  1996, compared to a decline of $327 million during the first half of 1995, which  reflected a $1.1 billion securitization of home equity  loans in  March of 1995.  Managed receivables gains, including loans  sold in  securitizations, but still serviced, were $651 million this year
versus  $477  million  in  the  prior year.   Removing  the  foreign
exchange  translation impact in both years, managed gains were  $676 million in this year's first half compared to a gain of $399 million in the comparable prior year period.  This year's receivables growth benefited from $325 million in acquisitions, versus $118 million  in purchases  during the first six months of 1995, as  well  as  strong growth  from  Beneficial National Bank USA (BNB USA), the  Company's
private-label   credit   card   bank.    Reflecting   this    year's
securitization,  as  well as the remaining  balance  of  receivables serviced from previous securitizations, total receivables sold  with servicing retained were $1,966 million at June 30, 1996, compared to
$994  million at March 31, 1996, and $1,114 million at  the  end  of
1995.

      On  March  31,  1996, the Company effectively  sold  the  $957 million  annuity  portfolio of the Central National  Life  Insurance
Company of Omaha, a subsidiary of the Beneficial Insurance Group, to
SunAmerica  Life Insurance Company through a co-insurance agreement.
Accordingly, roughly $900 million of investment securities were sold or  transferred  to  SunAmerica as part of this  transaction,  which resulted  in  capital  gains on disposition of investments  of  $8.4 million after consideration of related taxes.  Although the risks of ownership have been substantially transferred to SunAmerica  by  the co-insurance agreement, SunAmerica has not yet legally  assumed  the policies.  Therefore, the remaining $948 million in policy  reserves related to the annuity portfolio and an offsetting deposit in  other assets will be reduced as SunAmerica legally assumes or rewrites the
policies.   These  policy reserves declined $9  million  during  the
second quarter.

      At  June  30,  1996,  the allowance for  credit  losses  as  a percentage of owned finance receivables was 3.31%, compared to 3.05%
at  March 31, 1996, and 3.03% at December 31, 1995. During the first half,  the balance of the reserve increased $31.2 million to  $437.3
million.   At  June  30, 1996, the reserve covered annualized  first
half  net chargeoffs 1.6 times, up from 1.5 times at March 31, 1996.
As  a percentage of average owned receivables, annualized first half net  chargeoffs were 1.98%, compared to 1.36% in the first  half  of
1995,  reflecting  a higher proportion of credit card  and  personal loans  in  the  loan portfolio, coupled with some  increase  in  the chargeoff rate on these portfolios.

      All  owned receivables delinquent two months and greater on  a contractual basis increased to 3.50% of total outstandings  at  June
30,  1996, from 2.89% a year earlier and 3.16% at March 31  of  this
year.   The higher proportion of, and increased delinquency in,  the credit  card  and  personal unsecured portfolios, were  the  primary causes  of  the increase.  On a managed basis, delinquency increased to 3.30% at June 30, from 2.81% a year earlier and 3.15% at March 31 of this year.


Results of Operations

      Second quarter 1996 net income increased to $82.4 million from
$62.8 million reported in the 1995 second quarter.  Accordingly, net income  for the first six months of 1996 increased to $189.8 million from  $83.5 million during the first half of 1995.  Similar to  last
quarter,  the  earnings  improvement  stemmed  primarily  from   the
turnaround of the Refund Anticipation Loan (RAL) business,  as  1996
RAL pretax earnings were $30.2 million ($18.1 million after tax) and
$110.7 million ($66.4 million after tax) for the second quarter  and the  first  half, respectively, compared to pretax  losses  of  $1.3 million and $66.3 million ($.8 million and $39.8 million after  tax, respectively) for the comparable prior year periods. The  1995  loss was the result of the IRS releasing payment of the earned income tax credit portion on thousands of refunds directly to the taxpayers who had  already received these refunds through the RAL program,  rather than  to  the  Company's banking subsidiary to  repay  the  loan  as
directed  by  the  taxpayer.   Conversely,  the  1996  RAL   results
benefited from $4.4 million and $46.3 million in prior year bad debt collections  for  the  second quarter  and  the  first  six  months, respectively,  as  well as smooth and efficient  processing  of  tax refunds  by the IRS.  The volume of returns processed for  the  1996 season was essentially flat with the prior year.

      Lending spread increased from 1995 by $32.1 million or 11% for the  second quarter, and by $89.0 million or 16% for the first half.
As  a  percentage of average owned receivables, the  second  quarter lending  spread  dropped  to 9.72% from 9.78%  in  the  prior  year.
However,  for the first six months, the lending spread increased  to
9.85%  in  1996 from 9.40% in 1995.  The drop in the lending  spread during  the  second quarter reflected some spread  pressure  in  the
North American Loan office subsidiaries and lower margins at BNB USA
due  to  the  increased  level of special financing  programs.   The
improvement from 1995 for the half resulted from the continued shift away  from  real  estate secured products to higher yielding  credit
card   and   unsecured  loan  products  and  reduced   RAL   funding
requirements.

      During  the  second  quarter, other  revenue  increased  $53.3 million,  or 78%, to $121.8 million from 1995.  In addition  to  the previously  mentioned RAL turnaround, second quarter  other  revenue comparisons  with  1995 benefited from a $24.6 million  pretax  gain corresponding to the $1.2 billion sale of variable-rate home  equity loans  through the aforementioned securitization.  The gain relating to  the  prior  year  securitization was for  essentially  the  same amount;  however, the 1995 securitization occurred during the  first
quarter.   Accordingly, the first half increase in other revenue  of
$192.1 million or 201% was largely due to the fluctuation in the RAL earnings and the previously mentioned annuity-related capital gains.

     Second quarter insurance pretax earnings increased 10% to $20.9 million from $19.0 million in the prior year quarter.  Excluding the impact  of  the  annuity-related  capital  gains,  insurance  pretax earnings for the six months were $37.6 million, versus $36.7 million in  1995.  The  insurance profit trend reflects the continuation  of strong  credit  insurance production and a  return  to  more  normal claims  experience, following unusually high loss ratios during  the prior  quarter.  A  decision has  been made to discontinue marketing
credit   insurance   through   non-affiliated   independent   credit
providers.   The customer  base  of  this   business   is  primarily
commercial banks and  thrift  institutions  in the Northeast.   This
decision will not  materially  effect either the Company's financial condition or 1996 results of operations.

      Reflecting  the  significant increase in net chargeoffs  as  a percentage  of average receivables, and the increase in the  average receivable  base, the provision for credit losses increased  77%  to
$80.3 million in the second quarter and 67% to $162.0 million in the
first  half  in  comparison with the same periods in  1995.   As  an
annualized percentage of average receivables owned, first  half  net
chargeoffs  rose to 1.98%  of the  portfolio  from  1.36% in   1995.
Though  the  chargeoff rate increased considerably  from  1995,  the percentage  was  unchanged from last quarter and was an  improvement from  the  fourth quarter of 1995.  From a product line perspective, the  increase  in  chargeoff rates from 1995 were  most  evident  in personal unsecured loans, which increased to 4.30% during the  first half  of  1996  from 3.51% a year earlier, and in  the  credit  card portfolio, which rose to 3.46% from 2.10% during the first  half  of
1995.  Both trends reflect a higher level of consumer bankruptcy  in
North  America  this  year.  The more significant  increase  in  the credit  card chargeoff rate also reflects the maturing of BNB  USA's private-label  credit  card  portfolio, which  continues  to  mature within  expectations.  Management expects this trend in credit  card chargeoffs to continue as the portfolio matures, while the  personal unsecured  chargeoff  rates will continue to  reflect  the  economic health of the North American consumer.

      Salaries  and  other operating expenses were up  10%  and  9%, respectively,  in  the second quarter and first half  of  this  year
compared  to  1995.   Relating these  operating expenses to  average
owned  receivables generates an operating expense ratio of 7.46%  in
the first half compared to 7.55% in  the  1995  first  half.   As  a
percentage of average managed receivables, the first half  operating expense ratio was 6.72% compared to 6.91% a year earlier.

     The full rollout of the private-label credit card pilot program with Kmart Corporation, which was announced in the first quarter, is continuing. Although management expects long-term profitability from the relationship between Kmart and BNB USA, the 1996 results of operations will reflect considerable start-up losses during the second half of the year.

      In  June, BNB USA also announced the launch of a private-label credit  card program with PriceCostco, Inc., one of the  leaders  in the  membership  warehouse club industry with 245 locations  and  15 million members throughout North America. The PriceCostco card  will double  as a membership card, and will be available to all  eligible
PriceCostco members by October 1996.

     On July 22, 1996, Beneficial National Bank (BNB)  announced the signing  of  a 10-year agreement with H&R Block that gives  BNB  the exclusive  right to offer RAL's through all of Block's company-owned
offices.   Prior  agreements  called  for  the  renegotiation  of  a
contract   every  three  years.   In  return  for  the   longer-term
exclusivity  given to BNB, H&R Block will share in  the  revenue  of
RALs  originated by H&R Block company-owned offices.  The  agreement also  calls  for  H&R Block to bear a portion of the related  credit risk.


Changes in Cash Flow and Liquidity

      The principal sources of cash are collections of finance receivables, proceeds from the issuance of short and long-term debt, and cash provided through operations, including maturities and repayments of its receivables. The monthly collections of cash principal as a percentage of average receivables averaged 5.44% in the first half of 1996, compared to 5.01% in the first half of 1995.

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


New Accounting Standards

      The  Financial  Accounting Standards Board (FASB)  has  issued
Statement  of  Financial  Accounting  Standards  (SFAS)   No.   123,
"Accounting for Stock-Based Compensation" effective for transactions entered  into  after  December  15, 1995.  The  Company  expects  to disclose the pro forma charge to earnings at year-end 1996  for  the valuation of the non-qualified stock option plan.

     In June, the FASB issued SFAS 125 "Accounting for Transfers and
Servicing  of  Financial Assets and Extinguishments of  Liabilities"
effective  for transactions occurring after December 31, 1996.   The
Company's  accounting  and  reporting for securitizations  does  not differ materially from the requirements of SFAS 125.

      The consolidated financial statements and related notes should be read in conjunction with the preceding review.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

      The  Company's  private-label credit card  issuer,  Beneficial
National Bank USA (BNB USA) located in Delaware, was a defendant  in a  putative  class  action  filed in  State  Court,  Denver  County,
Colorado  on  December 16, 1994, alleging that the $10  late  charge assessed  by  BNB  USA  on delinquent Colorado cardholders  violated
Colorado  law.   By  stipulation of  the  parties,  a  stay  of  all
proceedings in the case was ordered on March 10, 1995 pending  final disposition  by  the Colorado Supreme Court of identical  litigation involving other out of state card issuers.  Subsequently,  in  those related  cases, the Colorado Supreme Court held that Section  85  of the  National  Bank  Act  and  Section 27  of  the  Federal  Deposit
Insurance  Act preempt claims challenging the legality of late  fees assessed by out-of-state card issuers in conformity with the laws of their  home  states. Shortly thereafter, the Colorado Supreme  Court granted summary judgment in favor of BNB USA on similar grounds.  By stipulation, the Court's decision was stayed pending the outcome  of similar cases before the U.S. Supreme Court.

      On January 19, 1996, the U.S. Supreme Court granted certiorari in  a  case  involving the same legal issues as in  Colorado  in  an appeal  of a California Supreme Court decision in favor of  Citibank
(South  Dakota),  N.A.   In  May,  1996,  the  U.S.  Supreme   Court
unanimously affirmed the California Supreme Court's decision.  As  a result,  the  Colorado  Supreme  Court  dismissed  the  appeal  with prejudice against the plaintiffs.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 23, 1996.
The matters voted on at the meeting were: (1) the election of directors and (2) the ratification of the selection of Deloitte &
Touche LLP as independent auditors of the Company for 1996.

All of the nominees for director were elected and the results were as follows:

                             VOTES     VOTES AGAINST    ABSTENTIONS AND
                              FOR       OR WITHHELD    BROKER NON-VOTES
Bower, Charles W.          49,428,961     155,614            0
Callander, Robert J.       49,443,545     141,030            0
Caspersen, Finn M.W.       49,434,200     150,375            0
Coleman, Leonard S., Jr.   49,446,859     137,716            0
Farris, David J.           49,442,223     142,352            0
Gilliam, James H., Jr.     49,449,546     135,029            0
Halvorsen, Andrew          49,443,781     140,794            0
Hernandez, Roland A.       49,448,747     135,828            0
Hillier, J. Robert         49,439,184     145,391            0
Holm, Gerald L.            49,432,120     152,455            0
Kean, Thomas H.            49,447,721     136,854            0
Muller, Steven             49,446,123     138,452            0
Ross, Susan Julia          49,447,909     136,666            0
Tucker, Robert A.          49,438,843     145,732            0
Wachter, Susan M.          49,448,049     136,526            0
Watts, Charles H., II      49,442,894     141,681            0

On the ratification of the selection of Deloitte & Touche LLP, the results were as follows:

     Votes for: 49,477,700
     Votes against or withheld: 46,695
     Abstentions: 60,180
     Broker Non-Votes: 0


Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibits -

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

10 Copy of Amended and Restated Directors' Annuity Plan dated May 23, 1996 between Beneficial Corporation and its directors and directors emeriti.

27      Financial Data Schedule (in EDGAR filing only).

      b) The Company filed the following report on Form 8-K during the period covered by this Form 10-Q:

         1) A report on Form 8-K, dated April 22, 1996, was filed relating to the Company's first-quarter earnings, which were announced on April 22, 1996.



               BENEFICIAL CORPORATION AND SUBSIDIARIES


                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date    August 8, 1996                          /s/ Ronald E. Bombolis
                                                    Ronald E. Bombolis
                                                    Sr. Vice President
                                                    and Controller
                                                    (Chief Accounting
                                                    Officer)




Date    August 8, 1996                          /s/ Andrew C. Halvorsen
                                                    Andrew C. Halvorsen
                                                    Member ofthe Office
                                                    of the President and
                                                    Director (Chief
                                                    Financial Officer)





                            EXHIBIT INDEX


Exhibit
Number                        Exhibit

  3.1   Copy of the Company's Restated Certificate of
        Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 1994

  3.2 Copy of the Company's By-Laws, as amended, is incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended
        December 31, 1990.

  10    Copy of Amended and Restated Directors' Annuity
        Plan dated May 23, 1996 between Beneficial
        Corporation and its directors and directors emeriti.

  27    Financial Data Schedule (in EDGAR filing only).




                             Exhibit 10


                               5/23/96
             Amended and Restated Beneficial Corporation
                       Directors' Annuity Plan


     WHEREAS,  On December 4, 1986 the Board of Directors adopted  a
Directors' Annuity Plan with the intent that the program cover all then current directors emeriti, all those who might become a director emeritus in the future and active members of the Board at the time of a change of control; and

     WHEREAS, It has come to the Board's attention that due to a ministerial error, the language of that resolution may not fully accomplish that intent; and

     WHEREAS, It is the intention of the Board to clarify that language to ensure that its original intent be given effect;

    NOW, THEREFORE, BE IT

     RESOLVED, That the Directors' Annuity Plan, as adopted  by  the
Board of Directors on December 4, 1986 and amended on April 5,  1996 shall  be, and hereby is, amended and restated effective as  of  May
23, 1996 (new language underlined):

         RESOLVED, That in the event of a change in control (as defined below) of the Company:

         (i) any or each retired outside Director designated as a Director Emeritus prior to the change in control, pursuant to the resolution of the Board adopted on February 14, 1985, shall continue to have such status and the benefits and obligations relating thereto in accordance with such resolution; and

        (ii) any or each outside director with five or more years of service to the Board as of the date of such change in control shall, upon ceasing to be a member of the Board for any reason
   (other than removal for cause), become a Director Emeritus and be entitled to the compensation and other benefits afforded under the Board resolution of February 14, 1985 subject to the provisions of such resolution relating to being available for advice and consultation on a continuing basis.

        RESOLVED, That any or each outside director with  less  than five years service to the Board as of the date of such change  in control  shall, upon ceasing to be a member of the Board for  any
   reason   (other  than  removal  for  cause),  become  a  Director
   Emeritus  and  be  entitled to one-half of the  compensation  and other  benefits afforded under the Board resolution  of  February
   14,  1985  subject to the provisions of such resolution  relating to  being  available for advice and consultation on a  continuing basis.

        RESOLVED, That any or each outside director who has served as a General Director for more than five years as of the date of such change in control


   Directors' Annuity Plan
   Page 2


   shall be designated as General Director Emeritus and shall be entitled to the compensation and other benefits afforded under the Board resolution of February 14, 1985 provided, however, that such person's quarterly compensation shall be $12,500, payable in advance.

        RESOLVED, That upon such change in control, the Company shall purchase an annuity to be held in an appropriate trust arrangement for each Director Emeritus, each General Director
   Emeritus  and  each person who may thereafter become  a  Director
   Emeritus or General Director Emeritus in accordance with the foregoing resolutions, to pay such compensation until the death of such person.

        RESOLVED, That upon a change in control, the provision in the February 14, 1985 resolution relating to the Board's rights to increase or decrease the amount of compensation or to limit the term of a Director Emeritus or General Director Emeritus shall be rescinded and be of no further force or effect.

        RESOLVED, That for purposes of the foregoing resolutions, the term "change in control" shall include any situation in which:

        (i)  any  Person  (as  defined  below)  is  or  becomes  the
   Beneficial  Owner (as defined below), directly or indirectly,  of securities  of  the  Company  (not including  in  the  securities
   beneficially  owned  by  such  Person   any  securities  acquired
   directly from the Company or its affiliates) representing 20%  or
   more   of  the  combined  voting  power  of  the  Company's  then outstanding securities, excluding any Person who becomes  such  a
   Beneficial  Owner in connection with a transaction  described  in clause (A) of paragraph (iii); or

        (ii)  the  following individuals cease  for  any  reason  to constitute  a majority of the members of the Board then  serving:
   individuals  who, on the date hereof, constitute  the  Board  and
   any   new   directors  (other  than  a  director  whose   initial
   assumption  of  office  is  in  connection  with  an  actual   or
   threatened  election  contest, including but  not  limited  to  a consent  solicitation, relating to the election of  directors  of the  Company)  whose  appointment or election  by  the  Board  or
   nomination  for  election  by  the  Company's  stockholders   was
   approved  by a vote of at least two-thirds (2/3) of the directors then  still  in  office  who either were directors  on  the  date hereof  or whose appointment, election or nomination for election was previously so approved; or

        (iii) there is consummated a merger or consolidation of the Company or a direct or indirect subsidiary of the Company with any other corporation,


   Directors' Annuity Plan
   Page 3


   other  than (A) a merger or consolidation which would  result  in the  voting  securities  of the Company  outstanding  immediately prior  to  such merger or consolidation continuing  to  represent
   (either  by  remaining  outstanding or by  being  converted  into
   voting   securities  of  the  surviving  entity  or  any   parent
   thereof),  in  combination with the ownership of any  trustee  or other  fiduciary  holding securities under  an  employee  benefit plan  of  the Company, at least 80% of the combined voting  power of  the securities of the Company or such surviving entity or any parent  thereof  outstanding immediately  after  such  merger  or consolidation,  or  (B)  a  merger or consolidation  effected  to
   implement   a   recapitalization  of  the  Company  (or   similar
   transaction)  in  which  no Person is or becomes  the  Beneficial
   Owner,  directly   or indirectly, of securities  of  the  Company
   (not  including  in  the securities Beneficially  Owned  by  such
   Person  any securities acquired directly from the Company or  its subsidiaries)  representing  20%  or  more  of  either  the  then outstanding  shares  of  common  stock  of  the  Company  or  the
   combined   voting   power  of  the  Company's  then   outstanding
   securities; or

        (iv)  the  stockholders of the Company  approve  a  plan  of complete  liquidation or dissolution of the Company or  there  is consummated  an  agreement for the sale  or  disposition  by  the
   Company  of  all  or  substantially all of the Company's  assets, other  than  a  sale  or disposition by the  Company  of  all  or substantially all of the Company's assets to an entity, at  least
   80%  of  the  combined voting power of the voting  securities  of which  are  owned by stockholders of the Company in substantially
   the   same   proportions  as  their  ownership  of  the   Company
   immediately prior to such sale.

        For these purposes, the term "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries,
   (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its affiliates,
   (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, and the term "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.


