Form 10-Q
period 1996-09-30
BENEFICIAL CORP
filed 1996-11-08
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-Q

     (Mark One)
     x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

At October 31, 1996, the number of shares outstanding of the registrant's common stock was 53,663,953.






                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           BENEFICIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                        (in millions)

                                                   September 30,  December 31,
                                                        1996          1995
ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .  $   476.7  $   273.1
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  .   13,182.0   13,416.2
  Allowance for Credit Losses (Note 3)  .  .  .  .  .  .     (450.6)   (406.1)
     Net Finance Receivables.  .  .  .  .  .  .  .  .  .   12,731.4   13,010.1
Investment Securities (Note 4) .  .  .  .  .  .  .  .  .      545.2    1,491.4
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .      199.4      183.1
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    1,630.2      759.7

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  $15,582.9  $15,717.4


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 5) .  .  .  .  .  .  .  .  .  .  .  $ 3,645.4  $ 4,023.9
Deposits Payable.  .  .  .  .  .  .  .  .  .  .  .  .  .      613.4      642.5
Long-Term Debt (Note 6)  .  .  .  .  .  .  .  .  .  .  .    7,817.4    7,792.5
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  .   12,076.2   12,458.9
Accounts Payable and Accrued Liabilities.  .  .  .  .  .      547.8      490.0
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .    1,279.4    1,265.5
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  .   13,903.4   14,214.4

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .      114.8      114.8
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .       53.6       53.2
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .      288.2      270.0
  Net Unrealized Gain on Investment Securities.  .  .  .        0.2       18.4
  Accumulated Foreign Currency Translation Adjustments .      (46.1)    (46.4)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .    1,268.8    1,093.0
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .    1,679.5    1,503.0

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .  $15,582.9  $15,717.4


See Notes to Financial Statements.

           BENEFICIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF INCOME
           (in millions, except per share amounts)

                                     Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       1996       1995       1996       1995

REVENUE
  Finance Charges and Fees .  .  .  .  .$536.7  $509.4    $1,601.2  $1,488.2
  Interest Expense.  .  .  .  .  .  .  . 202.1   199.8       609.3     610.3
    Lending Spread.  .  .  .  .  .  .  . 334.6   309.6       991.9     877.9
  Insurance Premiums .  .  .  .  .  .  .  41.3    28.9       122.8     109.1
  Other  .  .  .  .  .  .  .  .  .  .  . 100.8    68.1       388.3     163.5

      Total .  .  .  .  .  .  .  .  .  . 476.7   406.6     1,503.0   1,150.5

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  . 104.2    94.7       305.5     288.9
  Insurance Benefits .  .  .  .  .  .  .  19.6    10.8        62.1      59.7
  Provision for Credit Losses .  .  .  .  93.7    66.4       255.7     163.4
  Other  .  .  .  .  .  .  .  .  .  .  . 149.7   132.8       445.9     395.1

      Total .  .  .  .  .  .  .  .  .  . 367.2   304.7     1,069.2     907.1

Income Before Income Taxes .  .  .  .  . 109.5   101.9       433.8     243.4
Provision for Income Taxes .  .  .  .  .  41.6    41.8       176.1      99.8

NET INCOME  .  .  .  .  .  .  .  .  .  .$ 67.9  $ 60.1    $  257.7  $  143.6

EARNINGS PER COMMON SHARE  .  .  .  .  .$ 1.22  $ 1.10    $   4.68  $   2.62

DIVIDENDS PER COMMON SHARE .  .  .  .  .$  .52  $  .47    $   1.46  $   1.33


See Notes to Financial Statements.

           BENEFICIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS
                        (in millions)


                                                           Nine Months Ended
                                                             September 30,
                                                            1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  . .  .  .  .  .  .    $  257.7  $  143.6
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .      255.7     163.4
   Provision for Deferred Income Taxes  .  .  .  .  .      (13.4)    (12.7)
   Depreciation and Amortization  .  .  .  .  .  .  .       36.0      35.3
   Insurance Policy & Claim Reserves .  .  .  .  .  .       13.9     145.6
   Accounts Payable & Accrued Liabilities  .  .  .  .       57.8      61.8
     Net Cash Provided by Operating Activities.  .  .      607.7     537.0

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .   (8,433.8) (6,732.2)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .    6,523.2   5,480.0
 Receivables Securitized .  .  .  .  .  .  .  .  .  .    1,919.3   1,103.8
 Investment Securities Purchased  .  .  .  .  .  .  .     (421.5)   (263.9)
 Investment Securities Sold .  .  .  .  .  .  .  .  .      969.9      26.2
 Investment Securities Matured .  .  .  .  .  .  .  .      357.1      97.3
 Deposit from Reinsurer  .  .  .  .  .  .  .  .  .  .     (933.1)      --
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       69.1     (23.5)
     Net Cash Provided (Used) by Investing Activities       50.2    (312.3)

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .     (383.2)    170.1
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .      (10.0)     80.9
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .    1,263.1   2,041.8
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .   (1,242.3) (2,436.3)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .      (81.9)    (74.2)
     Net Cash Used in Financing Activities .  .  .  .     (454.3)   (217.7)

NET INCREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .      203.6       7.0
Cash and Equivalents at Beginning of Period.  .  .  .      273.1     189.5

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .   $  476.7  $  196.5

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .   $  497.4  $  523.2
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .      175.7     140.5

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


                                                September 30,     December 31,
                                                    1996              1995

 Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  .  .  $5,640.6         $ 6,636.6
       Personal Unsecured .  .  .  .  .  .  .  .   2,808.6           2,756.1
       Credit Cards .  .  .  .  .  .  .  .  .  .   3,761.7           3,084.0
       Sales Finance Contracts  .  .  .  .  .  .     868.7             836.6
       Commercial.  .  .  .  .  .  .  .  .  .  .     102.4             102.9
         Total Owned                              13,182.0          13,416.2
     Receivables Sold with Servicing Retained
          (all real estate secured) .  .  .  .     2,451.2           1,113.5
     Total Owned and Serviced .  .  .  .  .  .   $15,633.2         $14,529.7


3.   ALLOWANCE FOR CREDIT LOSSES

    An analysis of the allowance for credit losses follows:

                                                                       1996
     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .         $406.1
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .         (252.4)
     Recoveries on Accounts Previously Charged Off .  .  .  .           34.2
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .          255.7
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            7.0
     Balance at September 30  .  .  .  .  .  .  .  .  .  .  .         $450.6

4.   INVESTMENT SECURITIES

    Investment securities were as follows:

                              September 30, 1996     December 31, 1995
                              Carrying    Market     Carrying     Market
                               Value      Value       Value       Value

  AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate            $282.3     $282.3     $  807.5   $  807.5
         Mortgage-backed        37.8       37.8        335.5      335.5
         Municipal               7.2        7.2         20.2       20.2
         U.S. Government        66.5       66.5        176.3      176.3
         Foreign Government     59.4       59.4         59.4       59.4
                               453.2      453.2      1,398.9    1,398.9
       Equity Securities          .6         .6          6.3        6.3
          Total               $453.8     $453.8     $1,405.2   $1,405.2

     HELD-TO-MATURITY
       Debt Securities:
         Corporate            $ 47.9     $ 46.6     $   41.2   $   41.5
         Mortgage-backed         2.3        2.2          2.6        2.7
         Municipal               7.6        7.8          7.9        8.3
         U.S. Government        14.9       14.7         17.5       17.5
         Foreign Government      1.1        1.1          1.1        1.1
         Other                  17.6       17.6         15.9       15.9
           Total              $ 91.4     $ 90.0     $   86.2   $   87.0

  TOTAL INVESTMENT SECURITIES $545.2     $543.8     $1,491.4   $1,492.2

         Effective March 31, 1996, the Company effectively sold its annuity portfolio through a co-insurance agreement. Although the risk of ownership was substantially transferred by the co-insurance agreement, the acquirer is in the process of legally assuming the policies. Therefore, the policy reserves remain on the balance sheet, and a similar amount of assets (investments and cash) have been transferred to the acquirer as a deposit supporting the annuity contracts.

         There were no investments transferred from Held-To-
     Maturity to Available-For-Sale, nor were there any sales of Held-To-Maturity investments during the nine-month period ended September 30, 1996.


5.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following:


                                                 September 30,    December 31,
                                                      1996             1995
     Commercial Paper.  .  .  .  .  .  .  .  .   $    347.4         $3,506.2
     Bank Borrowings .  .  .  .  .  .  .  .  .  .   3,298.0            517.7
           Total  .  .  .  .  .  .  .  .  .  .  .  $3,645.4         $4,023.9

      The  weighted  average interest rates  (including  the
costs   of   maintaining  lines  of  credit)  on  short-term
borrowings during the nine months ended September 30 were as follows:

                                                        1996            1995
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .       5.50%           6.17%
     Other Currency Borrowings.  .  .  .  .  .  .       6.32            7.40
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .       5.66%           6.44%

      The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense for the nine months ended September 30 was an increase of .12% (annualized) and $3.5 in 1996 and .05% (annualized) and $1.1 in 1995.


6.   LONG-TERM DEBT

      Long-term debt is shown below in the earliest year it could become payable:

                          Weighted Average
                         Interest Rates at
                         September 30, 1996     September 30,   December 31,
     Maturity                                       1996            1995

     1996                      6.67%             $  817.7         $2,063.5
     1997                      6.53               2,535.2          2,164.5
     1998                      7.71               1,725.5          1,189.9
     1999                      7.05               1,205.2            891.2
     2000                      7.95                 448.2            422.8
     2001-2005                 7.63                 888.3            863.3
     2006-2023                 7.63                 197.3            197.3
         Total                 7.00%             $7,817.4         $7,792.5

  The weighted average interest rates (including issuance costs) on the Company's long-term debt during the nine months ended September 30 were as follows:


                                                  1996         1995
     U.S. Dollar Borrowings.  .  .  .  .  .       7.11%        7.63%
     Other Currency Borrowings.  .  .  .  .       6.98         7.42
     Overall.  .  .  .  .  .  .  .  .  .  .       7.10%        7.62%

      Long-term debt outstanding at September 30, 1996, and December 31, 1995, includes $3,251.8 and $2,817.4, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-three years.

      The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense for the nine months ended September 30 was an increase of .07% (annualized) and $4.0 in 1996 and .05% (annualized) and $3.0 in 1995.


7.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into foreign exchange forward agreements, options and currency swaps to hedge its net investment in foreign subsidiaries. At September 30, 1996 the Company had purchased options to deliver British pounds in exchange for US$157.8, as compared to December 31, 1995 when the Company owned the right to deliver British pounds and Canadian dollars for US$391.5. Concurrently, the Company had sold options to buy British pounds for US$158.4 at September 30, 1996 as compared to sales of call options on British pounds and Canadian dollars for US$393.3 at year-end 1995.

      The Company's outstanding forward agreements as of September 30, 1996 consisted of forward sales of C$120.0 and British pounds 46.0 in exchange for US$87.5 and US$71.6, respectively. This compared to forward sales of DM107.0 for US$75.5 at December 31, 1995.

      Currency swaps outstanding at quarter-end obligate the Company to pay DM47.0 in exchange for US$31.1 in September 1998 and to pay C$165.0 in exchange for US$120.4 in July 1999. Semi-annual interest payments on the notional amounts will be made on the swaps. There were no currency swaps outstanding at December 31, 1995.

      The Company accrued pretax losses of $5.8 at September 30, 1996, and pretax gains of $1.2 at December 31, 1995 on open hedges. These gains and losses represent a mark to spot on all open hedges and are recognized in a separate component of equity. There were no gains or losses recognized in net income attributable to the above hedging programs.

     The Company utilizes interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables and to manage basis risk. The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements. At September 30, 1996, accrued interest payable related to these interest-rate swaps totaled $23.1, which is largely offset by $17.2 of accrued interest receivable. The impact of interest rate hedging activities on the Company's weighted average borrowing rates and on the reported interest expense for the nine months ended September 30, was an increase of .08% (annualized) and $7.5 in 1996 and .05% (annualized) and $4.1 in 1995.

     The following table summarizes the interest-rate swaps
outstanding at September 30, 1996:
                                                   Weighted Average   Weighted
                                         Notional  Interest Rates     Average
                                          Amount   Pay     Receive   Maturity*

Pay fixed-rate - receive floating-rate   $  767.3   7.46%   5.84%       2.0
Pay floating-rate - receive fixed-rate      256.3   6.13    7.24        6.6
Pay floating-rate - receive floating rate 1,360.0   5.65    5.50        0.9
Total                                    $2,383.6   6.28%   5.80%       1.9

*Remaining term in years.


8.  EARNINGS PER COMMON SHARE

     Computations of primary and fully diluted earnings per
common share are as follows:
                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        1996     1995         1996     1995

PRIMARY EARNINGS
  Net Income.  .  .  .  .  .  .  .  .    $67.9   $60.1         $257.7   $143.6
  Dividends on Preferred Stock.  .  .    .(1.3)   (1.3)          (3.9)    (3.9)
  Net Income Applicable to Common Stock  $66.6   $58.8         $253.8   $139.7

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  53.2    52.6           53.0     52.4
    Common Stock Equivalents  .  .  .  .   1.3     1.0            1.2      1.0
      Total .  .  .  .  .  .  .  .  .  .  54.5    53.6           54.2     53.4

Primary Earnings per Common Share.  .  . $1.22   $1.10         $ 4.68   $ 2.62

FULLY DILUTED EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  . $67.9   $60.1         $257.7   $143.6
  Dividends on Non-Convertible
    Preferred Stock  .  .  .  .  .  .  .  (1.3)   (1.3)          (3.8)    (3.8)
  Net Income Applicable to Common Stock. $66.6   $58.8         $253.9   $139.8

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  53.2    52.6           53.0     52.4
    Common Stock Equivalents  .  .  .  .   1.6     1.6            1.6      1.6
      Total .  .  .  .  .  .  .  .  .  .  54.8    54.2           54.6     54.0

Fully Diluted Earnings per Common Share. $1.21   $1.08         $ 4.65   $ 2.59


9.  RATIO OF EARNINGS TO FIXED CHARGES

                                                            Nine Months Ended
                                                              September 30,
                                                             1996       1995

  Net Income.  .  .  .  .  .  .  .  .  .  .  .  .           $257.7    $143.6
     Add Provision for Income Taxes .  .  .  .  .  .         176.1      99.8
         Earnings Before Income Taxes  .  .  .  .  .         433.8     243.4

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .         609.3     610.3
       Interest Factor Portion of Rentals .  .  .  .          17.4      16.7
         Total Fixed Charges  .  .  .  .  .  .  .  .         626.7     627.0

     Earnings Before Income Taxes and Fixed Charges       $1,060.5    $870.4

     Ratio of Earnings to Fixed Charges   .  .  .  .          1.69      1.39

     Preferred Dividend Requirements   .  .  .  .  .      $    6.6   $   6.6

     Ratio of Earnings to Fixed Charges and
       Preferred Dividend Requirements  .  .  .  . .          1.67      1.37

      In computing the ratio of earnings to fixed charges, earnings consist of net income to which has been added income taxes and fixed charges. Fixed charges consist principally of interest on all indebtedness and that portion of rentals considered to represent an appropriate interest factor. Preferred dividend requirements are grossed up to their pretax equivalent.


10.  CONTINGENT LIABILITIES

      In July 1992, the Internal Revenue Service completed its examination of the Company's federal income tax returns for 1984 through 1987 and proposed certain adjustments that relate principally to activities of the Company's former subsidiary, American Centennial Insurance Company (ACIC), prior to its sale. The Company sold its entire interest in ACIC in May 1987. The IRS had proposed, among other items, $142.0 in adjustments relating to 1986 and 1987 ACIC additions to loss reserves. In order to limit the further accrual of interest on the proposed adjustments, the Company paid $105.5 of tax and interest during the third quarter of 1992.

      Within the administrative appeals process, all but two issues were resolved. Both of the remaining unresolved issues relate to the 1986 and 1987 ACIC additions to loss reserves. During the third quarter of 1996, the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments, and increased the disallowance to $195.0.

      The Company's management and independent tax advisers continue to believe that the IRS's proposed adjustments are unlikely to be sustained. The Company fully intends to oppose the adjustments through litigation in the United
States Tax Court. While the conclusion of this matter cannot be predicted with certainty, management does not anticipate the ultimate resolution to differ materially from amounts accrued. Resolution is not expected to occur within one year.




           BENEFICIAL CORPORATION AND SUBSIDIARIES
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
Financial Condition

      Reflecting the sale of $.7 billion and $1.2 billion of variable-rate home equity loans through two securitizations in the capital markets in September and April 1996, the Company's leverage (the ratio of interest-bearing debt to total equity) was reduced to 7.19 times at September 30, 1996, from 8.29 times at year-end 1995.

      As a result of the securitizations, owned finance receivables declined $234 million during the first nine months of 1996, compared to an increase of $80 million during the first nine months of 1995, which reflected a $1.1 billion securitization of home equity loans in March of that year. However, managed receivables gains, including the loans sold in the above-mentioned securitizations were $1,104 million this year compared to $715 million in the prior year. Removing the foreign exchange translation impact in both years managed gains were $1,120 million in this year's first nine months compared to a gain of $644 million in the comparable prior year period. This year's receivables growth included $389 million in the North American loan office subsidiaries, as well as $611 million in growth from Beneficial National Bank USA (BNB USA), the Company's private-label credit card bank. Reflecting this year's securitization, as well as the remaining balance of receivables serviced from previous securitizations, total receivables sold with servicing retained were $2,451 million at September 30, 1996, compared to $1,114 million at the end of 1995.

     At March 31, 1996, the Company effectively sold the $957 million annuity portfolio of the Central National Life Insurance Company of Omaha, a subsidiary of the Beneficial Insurance Group, to SunAmerica Life Insurance Company through a co-insurance agreement. Accordingly, approximately $900 million of investment securities were sold or transferred to SunAmerica as part of this disposition, which resulted in capital gains on disposition of investments and an $8.4 million gain, after consideration of related taxes. Although the risks of ownership have been substantially transferred to SunAmerica by the co-insurance agreement, SunAmerica has not yet legally assumed the policies. Therefore, the remaining $933 million in policy reserves related to the annuity portfolio and an offsetting deposit in other assets remain on the Company's balance sheet to be reduced as SunAmerica legally assumes or rewrites the policies. These policy reserves declined $15 million through the third quarter.

     At September 30, 1996, the allowance for credit losses as a percentage of owned finance receivables was 3.42% compared to 3.03% at December 31, 1995 and 2.90% at September 30, 1995. During the first nine months, the balance of the reserve increased $44.5 million to $450.6 million. At the September 30 level, the reserve covered annualized net chargeoffs 1.55 times, compared with 1.94 times at December 31, 1995. As a percentage of average owned receivables, annualized net chargeoffs were 2.10%, compared to 1.48% in the first nine months of 1995, reflecting a higher proportion of credit card and personal loans in the receivables portfolio, coupled with an increase in the chargeoff rate on these portfolios.

     As disclosed in the chart below, all owned receivables delinquent two months and greater on a contractual basis increased to 4.03% of total outstandings at September 30, 1996, from 3.19% a year earlier and 3.50% at June 30 of this year. The increase reflects somewhat higher delinquency rates on unsecured loan portfolios as well as the sale of real estate receivables with lower delinquency in the above-mentioned securitizations. On a managed basis, delinquency increased to 3.71% at September 30, from 3.16% a year earlier and 3.30% at June 30 of this year.

     Managed Basis                                        Owned Basis
Sept30  June30  Sept 30        Delinquency         Sept 30  June 30  Sept 30
 2.73%   2.48%    2.42%   Real Estate Secured        3.08%   2.66%    2.33%
 6.48    5.84     5.36    Personal Unsecured         6.48    5.84     5.36
 3.65    3.07     3.10    Credit Cards               3.65    3.07     3.10
 3.53    3.18     2.78    Sales Finance Contracts    3.53    3.18     2.78
 3.71%   3.30%    3.16%   Overall                    4.03%   3.50%    3.19%

Results of Operations

      Third quarter 1996 net income increased to $67.9 million from $60.1 million in the 1995 third quarter. Net income for the first nine months of 1996 increased to $257.7 million from $143.6 million during the first nine months of 1995. The earnings improvement for the first nine months stemmed primarily from the turnaround of the Refund Anticipation Loan (RAL) business in the first and second quarters. RAL pretax earnings were $116.9 million ($70.0 million after tax) for the first nine months, compared to pretax losses of $64.3 million ($38.6 million after tax) for the comparable prior year period. The 1995 loss was the result of the IRS releasing payment of the earned income tax credit portion on thousands of refunds directly to the taxpayers who had already received these refunds through the RAL program, rather than to the Company's banking subsidiary to repay the loan as directed by the taxpayer. Conversely, the 1996 RAL results benefited from prior year bad debt collections of $1.1 million for the third quarter and $47.4 million for the first nine months, as well as smooth and efficient processing of tax refunds by the IRS. The volume of returns processed for the 1996 season was essentially flat as compared to the prior year.

     Lending spread increased $25.0 million or 8% for the third quarter, and $114.0 million or 13% for the first nine months from 1995. As a percentage of average receivables, the lending spread of 10.02% in the third quarter of 1996 declined from 10.16% in the prior year third quarter. The decline in lending spread from the prior year quarter primarily reflects lower yields on the BNB USA portfolio resulting from a significantly higher proportion of longer-term special financing business in the portfolio. For the first nine months, the lending spread percentage increased to 9.90% in 1996 from 9.64% in 1995 reflecting a greater proportion of higher-yielding unsecured loans in the portfolio and reduced RAL funding requirements.

     During the third quarter, other revenue increased $32.7 million or 48% to $100.8 million from 1995. In addition to the previously mentioned RAL turnaround, third quarter other revenue comparisons with 1995 benefited from a $30.7 million pretax gain corresponding to the $.7 billion securitization of variable-rate real estate loans. The first nine months increase in other revenue of $224.8 million or 137% related to the previously mentioned annuity-related capital gain, favorable RAL earnings and total securitization gains of $55.3 million versus $23.5 million in 1995.

      For  the  third  quarter,  insurance  pretax  earnings
increased 5% to $21.0 million from $20.0 million in the prior year quarter. Excluding the impact of the annuity-related capital gains, insurance pretax earnings for the nine months were $58.6 million, versus $56.7 million in 1995. These insurance profit trends reflect the continuation of strong production of credit insurance and well controlled loss ratios, particularly in the credit property lines. During the quarter, the decision was made to discontinue marketing credit insurance through non-affiliated independent credit providers. The customer base of this business was primarily commercial banks and thrift institutions in the Northeast. This decision will not materially effect either the Company's financial condition or 1996 results of operations.

     Reflecting the significant increase in net chargeoffs as a percentage of average finance receivables, and the increase in the average receivable base, the provision for credit losses increased 41% to $93.7 million in the third quarter and 56% to $255.7 million in the first nine months in comparison with the same periods in 1995. As an annualized percentage of average receivables owned, first nine months net chargeoffs rose to 2.10% of the portfolio from 1.48% in the 1995. From a product line perspective, the increase in chargeoff rates were most evident in personal unsecured loans, which increased to 4.47% during the first nine months of 1996 from 3.63% a year earlier, and in the credit card portfolio, which rose to 3.55% from 2.38% during the first nine months of 1995. Both trends reflect a higher level of consumer bankruptcy in North America this year. The more significant increase in the credit card chargeoff rate also reflects the maturing of BNB USA's private-label credit card portfolio, which continues to mature within expectations. Management expects this credit card trend to continue as the portfolio matures, while the personal unsecured chargeoff rates will continue to reflect the economic cycle and the economic health of the consumer.

     Salaries and other operating expenses were up 12% and 10%, respectively, in the third quarter and first nine months of this year compared to 1995. Relating these operating expenses to average owned receivables generates an operating expense ratio of 7.50% in first nine months compared to 7.51% in 1995. As a percentage of average managed receivables, the first nine months operating expense ratio was 6.68% compared to 6.85% a year earlier.

      The private-label credit card program with Kmart Corporation, which was announced in the first quarter, has been expanded to the more than 2,000 Kmart locations in the U.S. In addition, in the third quarter BNB USA launched a private-label credit card program with PriceCostco, one of the leaders in the membership warehouse club industry with 245 locations and 15 million members throughout North America. The PriceCostco card will double as a membership card, and is currently available to all eligible PriceCostco members. Results in 1996 and 1997 will be negatively impacted by losses on the start-up of these programs.

      Third quarter 1996 net income before income taxes increased 7% to $109.5 from $101.9 in the 1995 third quarter. The effective tax rate for the third quarter 1996 was 38% as compared with 41% for the same quarter last year primarily reflecting a reduced tax differential relating to international operations. Including the benefit of a lower effective tax rate this year, net income increased 13% in the third quarter 1996 as compared with the third quarter 1995. For the first nine months of 1996, net income before income taxes increased 78% to $433.8 from $243.4 in 1995.

      On July 22, 1996, Beneficial National Bank (BNB) announced the signing of a 10 year agreement with H&R Block that gives BNB the exclusive right to offer RAL's through all of Block's company-owned offices. Prior agreements called for the renegotiation of a contract every three years. In return for the longer-term exclusivity given to BNB, H&R Block will share in the revenue of Block Company-owned RAL originations. The agreement also calls for H&R Block to bear a portion of the related credit risk.

Liquidity

     The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, and cash provided through operations, including maturities and repayments of its receivables. The monthly collections of cash principal as a percentage of average receivables averaged 5.43% in the first nine months of 1996, compared to 5.02% in the first nine months of 1995.

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

        In  June,  the FASB issued SFAS 125 "Accounting  for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective for transactions occurring after December 31, 1996. The Company is in the process of determining the impact on future securitizations.

     The consolidated financial statements and related notes should be read in conjunction with the preceding review.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

    a) Exhibits -

Exhibit
Number                              Exhibit

3(I)     Copy of the Company's Restated Certificate of
         Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 1994.

3(ii) Copy of the Company's By-Laws, as amended, is incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended
         December 31, 1990.

10       (a) Copy of the Company's Renewed Rights
         Agreement dated as of August 22, 1996.  The Renewed
         Rights Agreement will become effective upon the expiration of the existing Rights Agreement, which is scheduled to expire on November 23, 1997.

        (b) Copy of Refund Anticipation Loan Operations
        Agreement dated July 19, 1996 among H & R Block Tax
        Services, Inc., HRB Royalty, Inc., Beneficial Tax
        Masters Inc., Beneficial National Bank, and
        Beneficial Franchise Company, Inc.

        (c) Copy of Refund Anticipation Loan Participation
        Agreement dated as of July 19, 1996 among Block
        Financial Corporation, Beneficial National Bank and
        Beneficial Tax Masters, Inc. Confidential treatment has been requested with respect to certain portions of the agreement; such portions have been separately filed with the Securities and Exchange Commission.

     b) The Company filed the following report on Form 8-K during the period covered by this Form 10-Q:

        1) A report on Form 8-K, dated July 22, 1996, relating tothe signing of a ten-year agreement between H & R Block Tax Services Inc. and
           Beneficial National Bank (a subsidiary of the
           Company) giving Beneficial National Bank the exclusive right to offer Refund Anticipation
           Loans through all of Block's company-owned offices.

        2) A report on Form 8-K, dated July 24, 1996, relating to the Company's second-quarter earnings, which were announced on July 24, 1996.

        3) A report on Form 8-K, dated August 22, 1996, relating to an increase in the quarterly cash dividend on the Company's common stock by 10.6% to $.52 per share.

        4) A report on Form 8-K, dated August 22, 1996, relating to the Company's Medium-Term Note program and contained as exhibits to such filing the form of the Distribution Agreement and forms of Fixed Rate and Floating Rate Notes.

        5) A report on Form 8-K, dated August 22, 1996, relating to the action of the Company's Board of Directors on August 22, 1996 approving the renewal of the Company's existing stockholder rights plan by adopting a Renewed Rights
           Agreement, which will become effective on the expiration of the existing Rights Agreement, which is scheduled to expire on November 23, 1997.

        6) A report on Form 8-K, dated August 27, 1996, relating to Kmart Corporation's expansion of its new Kmart Credit Card to all of its stores. The
           Kmart Credit Card is administered through Beneficial National Bank USA, a subsidiary of the Company.




           BENEFICIAL CORPORATION AND SUBSIDIARIES


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date   November 7, 1996
                                                 /s/ Ronald E. Bombolis
                                                     Ronald E. Bombolis
                                                     Sr. Vice President
                                                     and Controller
                                                     (Chief Accounting
                                                     Officer)




Date   November 7, 1996                           /s/Andrew C. Halvorsen
                                                     Andrew C. Halvorsen
                                                     Member of the Office
                                                     of the President and
                                                     Director (Chief
                                                     Financial Officer)






                        EXHIBIT INDEX

Exhibit
Number                         Exhibit

 3(i)   Copy   of   the   Company's   Restated   Certificate   of
        Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 1994.

 3(ii)  Copy   of   the   Company's  By  Laws,  as  amended,   is
        incorporated  by reference to Exhibit 3.2 of  the  Annual
        Report  on  Form  10  K for the year ended  December  31,
        1990.

10      (a)   Copy  of  the  Company's Renewed  Rights  Agreement
        dated as of August 22, 1996. The Renewed Rights Agreement will become effective upon the expiration of the existing Rights Agreement, which is scheduled to expire on November 23, 1997.

        (b)    Copy   of  Refund  Anticipation  Loan   Operations
        Agreement  dated  July 19, 1996 among H  &  R  Block  Tax
        Services, Inc., HRB Royalty, Inc., Beneficial Tax Masters Inc., Beneficial National Bank, and Beneficial Franchise Company, Inc.

        (c)   Copy  of  Refund  Anticipation  Loan  Participation
        Agreement dated as of July 19, 1996 among Block Financial Corporation, Beneficial National Bank and Beneficial Tax Masters, Inc. Confidential treatment has been requested with respect to certain portions of the agreement; such portions have been separately filed with the Securities and Exchange Commission.

27      Financial Data Schedule (in EDGAR filing only).



Exhibit 10(a)


                	BENEFICIAL CORPORATION



                          	and



        	FIRST CHICAGO TRUST COMPANY OF NEW YORK


                      	Rights Agent





              	Renewed Rights Agreement




              	Dated as of August 22, 1996








_________________________________________________________


                    	TABLE OF CONTENTS


                                                                         	Page

Section 1		Certain Definitions	                                              2

Section 2		Appointment of Rights Agent	                                     14

Section 3		Issuance of Right Certificates	                                  14

Section 4		Form of Right Certificates	                                      18

Section 5		Countersignature and Registration	                               21

Section 6		Transfer, Split Up, Combination and Exchange of
           Right Certificates;	Mutilated, Destroyed, Lost or Stolen
			        Right Certificates	                                              22

Section 7		Exercise of Rights; Purchase Price; Expiration
           Date of Rights	                                                  24

Section 8		Cancellation and Destruction of	Right Certificates	              30

Section 9		Reservation and Availability of	Capital Stock	                   31

Section 10	Preferred Stock Record Date	                                     35

Section 11	Adjustment to Purchase Price, Number of Shares
           or Number of Rights	                                             36

Section 12	Certification of Certain Adjustments	                            69

Section 13	Consolidation, Merger or Sale or Transfer of
           Assets or Earning Power	                                         70

Section 14	Fractional Rights and Fractional Shares	                         81

Section 15	Rights of Action	                                                84

Section 16	Agreement of Right Holders	                                      85

Section 17	Right Certificate Holder Not Deemed a Stockholder	               87

Section 18	Concerning the Rights Agent	                                     88

Section 19	Merger or Consolidation or Change of Name of Rights Agent	       89

Section 20	Duties of Rights Agent	                                          91

Section 21	Change of Rights Agent	                                          95

Section 22	Issuance of New Right Certificates	                              98

Section 23	Redemption	                                                      99

Section 24	Notice of Proposed Actions	                                     102

Section 25	Notices	                                                        105

Section 26	Supplements and Amendments	                                     106

Section 27	Successors	                                                     108

Section 28	Determinations and Actions Taken by the Board of Directors	     108

Section 29	Benefits of this Agreement	                                     110

Section 30	Governing Law	                                                  110

Section 31	Counterparts	                                                   111

Section 32	Descriptive Headings	                                           111

Section 33	Severability	                                                   111



Exhibit A -- Amendment to Certificate of Designations

Exhibit B -- Form of Right Certificate



               						RENEWED RIGHTS AGREEMENT


		This Agreement, dated as of August 22, 1996 (the "Agree-ment"), between Beneficial Corporation, a Delaware corporation (the "Company"), and First Chicago Trust Company of New York (formerly known as Morgan Shareholder Services Trust Company), a New York corporation
(the "Rights Agent").
                             	WITNESSETH
		WHEREAS, on November 11, 1987, the Board of Directors of the Company (the "Board") adopted a stockholder rights plan (the "Existing Rights Plan") and executed a Rights Agreement, dated as of November 11, 1987, between the Company and the Rights Agent, which agreement was amended and restated as of May 23, 1990 (as so amended and restated, the "Existing Rights Agreement"); and
		WHEREAS, the Existing Rights Plan is scheduled to expire on November 23, 1997; and
		WHEREAS, on August 22, 1996, the Board determined it desirable and in the best interests of the Company and its stockholders for the Company to renew the Existing Rights Plan upon its expiration and to implement such renewal by executing this Agreement and declaring the dividend distribution referred to in the next WHEREAS clause; and
		WHEREAS, on August 22, 1996, the Board authorized and de-clared a dividend distribution of one Right (as hereinafter defined) for each share of Common Stock (as hereinafter defined) of the Company out-standing upon the "Expiration Date" under the Existing Rights Agreement
(the "Dividend Date") and authorized the issuance of one Right (subject to adjustment) for each share of Common Stock of the Company issued between the Dividend Date (whether originally issued or delivered from the Company's treasury) and the Distribution Date (as hereinafter defined), and under certain circumstances thereafter, each Right ini-tially representing the right to purchase one one-hundredth of a share (subject to adjustment) of Preferred Stock (as hereinafter defined), upon the terms and subject to the conditions hereinafter set forth (a "Right").
		NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

Section 1. 		  Certain Definitions.  For purposes of this Agreement, the
following terms have the meanings indicated:
a 			)  "Acquiring Person" shall mean any Person (as
hereinafter defined) who or which, together with all Affiliates (as hereinafter defined) and Associates (as hereinafter defined) of such
Person, shall be the Beneficial Owner (as hereinafter defined) of securities of the Company constituting a Substantial Block (as hereinafter defined); provided, however, that an Acquiring Person shall not include an Exempt Person (as hereinafter defined).
b 			)  "Adjustment Shares" shall have the meaning set
forth in Section 11(a)(ii) hereof.
c 			)  "Adverse Person" shall mean any Person declared to
be an Adverse Person by the Board (with the concurrence of a majority of the Outside Directors (as hereinafter defined)) upon the determination that the criteria set forth in Section 11(a)(ii)(D) hereof apply to such
Person.
d 			)  "Adverse Person Event" shall mean the determination
by the Board (with the concurrence of a majority of the Outside
Directors), pursuant to the criteria set forth in Section 11(a)(ii)(D)
hereof, that a Person is an Adverse Person.
e 			)  "Affiliate" and "Associate" shall have the respec-
tive meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended
(the "Exchange Act"), as in effect as of the date hereof.
f 			)  "Agreement" shall have the meaning set forth in the
first paragraph hereof.
g 			)  A Person shall be deemed the "Beneficial Owner" of,
and shall be deemed to "beneficially own," any securities:
(i)   which such Person or any of such Person's
Affiliates or Associates, directly or indirectly, has the
right to acquire (whether such right is exercisable
immediately or only after the passage of time) pursuant to
any agreement, arrangement or understanding (whether or not
in writing), or upon the exercise of any conversion, ex-
change or purchase rights (other than the conversion rights
relating to the Company's $5.50 Dividend Cumulative Con-
vertible Preferred Stock), warrants or options, or
otherwise; provided, however, that a Person shall not be
deemed the "Beneficial Owner" of, or to "beneficially own,"
(A) securities tendered pursuant to a tender or exchange
offer made by or on behalf of such Person or any of such
Person's Affiliates or Associates until such tendered
securities are accepted for payment or exchange; (B)
securities issuable upon the exercise of Rights at any time
prior to the occurrence of a Section 11(a)(ii) Event or a
Section 13 Event (as such terms are hereinafter defined); or
(C) securities issuable upon the exercise of Rights from and after the occurrence of a Section 11(a)(ii) Event or a
Section 13 Event which Rights were acquired by such Person
or any of such Person's Affiliates or Associates prior to
the Distribution Date or pursuant to Section 3(a) or Section
22 hereof (the "Original Rights") or pursuant to Section
11(i) hereof in connection with any adjustment made with
respect to any Original Rights;
(ii)   which such Person or any of such Person's
Affiliates or Associates, directly or indirectly, has the
right to vote or dispose of or has beneficial ownership of
(as determined pursuant to Rule 13d-3 of the General Rules
and Regulations under the Exchange Act), including pursuant
to any agreement, arrangement or understanding (whether or
not in writing); provided, however, that a Person shall not
be deemed the "Beneficial Owner" of, or to "beneficially
own," any securities under this Section 1(g)(ii) as a result of an agreement, arrangement or understanding to vote such
security which: (A) arises solely by reason of the grant of
a revocable proxy or consent to any Person who shall have
obtained such proxy or consent pursuant to and as a result
of a public proxy or consent solicitation subject to and
conducted in accordance with the applicable provisions of
the Exchange Act and the applicable rules and regulations
thereunder and (B) also is not then reportable on Schedule
13D under the Exchange Act (or any comparable or successor
report); or
(iii)   which are "beneficially owned," directly or
indirectly, by any other Person (or any Affiliate or Associ-
ate thereof) with which such Person or any of such Person's
Affiliates or Associates has any agreement, arrangement or
understanding (whether or not in writing) for the purpose of acquiring, holding, voting (except pursuant to a revocable
proxy as described in clause (A) of subparagraph (ii) of
this Section 1(g)) or disposing of any securities of the
Company; provided, however, that nothing in this Section
1(g) shall cause a Person engaged in business as an
underwriter of securities to be the "Beneficial Owner" of,
or to "beneficially own," any securities acquired through
such Person's participation in good faith in a firm
commitment underwriting until the expiration of forty days
after the date of such acquisition.
h 			)  "Board" shall have the meaning set forth in the
first WHEREAS clause at the beginning of this Agreement.
i 			)  "Business Day" shall mean any day other than a
Saturday, Sunday or day on which banking institutions in the State of
New York are authorized or obligated by law or executive order to close.
j 			)  "Certificate of Designations" shall mean the
Certificate of Designations, Preferences and Rights of Series A
Participating Preferred Stock setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of preferred stock of the Company, filed by the Company on November 20,
1987, as amended by the Certificate of Increase filed on April 12, 1991 and the Certificate of Increase filed on November 29, 1993, and as to be further amended by the Amendment to Certificate of Designations, Prefer-
ences and Rights of Series A Participating Preferred Stock to be filed by the Company pursuant to this Agreement and to take effect as of the
Dividend Date, a form of which is attached hereto as Exhibit A.
k 			)  "Close of Business" on any given date shall mean
5:00 P.M., New York City time, on such date; provided, however, that if such date is not a Business Day, it shall mean 5:00 P.M., New York City time, on the next succeeding Business Day.
l 			)  "Common Stock" when used with reference to the
Company shall mean the Common Stock, presently having a par value of
$1.00 per share, of the Company or any other shares of capital stock of the Company into which such stock shall be reclassified or changed.
"Common Stock" when used with reference to any Person which shall be organized in corporate form, other than the Company, shall mean the capital stock or other equity security with the greatest voting power, or the equity securities or other equity interest having power to control or direct the management, of such Person or, if such Person is a
Subsidiary of another Person, the Person or Persons which ultimately control such first-mentioned Person and which has issued any such outstanding capital stock, equity securities or equity interest.
"Common Stock" when used with reference to any Person which shall not be organized in corporate form shall mean units of beneficial interest which (i) shall represent the right to participate generally in the profits and losses of such Person (including, without limitation, any flow-through tax benefits resulting from an ownership interest in such
Person) and which (ii) shall be entitled to exercise the greatest voting power of such Person or, in the case of a limited partnership, shall have the power to remove the general partner or partners.
m 			)  "Company" shall have the meaning set forth in the
first paragraph of this Agreement.
n 			)  "Continuing Director" shall mean any member of the
Board (while such Person is a member of the Board) who is not an
Acquiring Person or Adverse Person, or an Affiliate or Associate of an
Acquiring Person or Adverse Person, or a representative or nominee of an
Acquiring Person or Adverse Person or of any such Affiliate or
Associate, and who either (i) was a member of the Board prior to the
Stock Acquisition Date (or, for the purposes of the further proviso in
Section 23(a) hereof, prior to the date on which the change in a majority of the directors occurs or, for the purposes of the second sentence of Section 26 hereof, prior to the Final Amendment Date) or
(ii) subsequent to the relevant date set forth in clause (i) of this
Section 1(n) became a member of the Board and whose nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors then on the Board.
o 			)  "Current Market Price" shall have the meaning set
forth in Section 11(d) hereof.
p 			)  "Current Value" shall have the meaning set forth in
Section 11(a)(iii) hereof.
q 			)  "Distribution Date" shall have the meaning set
forth in Section 3(a) hereof.
r 			)  "Dividend Date" shall have the meaning set forth in
the fourth WHEREAS clause at the beginning of this Agreement.
s 			)  "Equivalent Preference Stock" shall have the
meaning set forth in Section 11(b) hereof.
t 			)  "Equivalent Security" shall have the meaning set
forth in Section 7(a) hereof.
u 			)  "Exchange Act" shall have the meaning set forth in
Section 1(e) hereof.
v 			)  "Exempt Person" shall mean the Company, any Subsid-
iary (as hereinafter defined) of the Company, and any employee benefit plan or employee stock plan of the Company or of any Subsidiary of the
Company or any Person organized, appointed, established or holding
Voting Shares (as hereinafter defined) by, for or pursuant to, the terms of any such plan.
w 			)  "Expiration Date" shall have the meaning set forth
in Section 7(a) hereof.
x 			)  "Final Amendment Date" shall have the meaning
specified in Section 26 hereof.
y 			)  "Final Expiration Date" shall have the meaning
specified in Section 7(a) hereof.
z 			)  "NASDAQ" shall have the meaning set forth in
Section 11(d)(i) hereof.
 			(aa) "1933 Act" shall have the meaning set forth in
Section 9(d) hereof.
 			(bb) "Original Rights" shall have the meaning
specified in Section 1(g)(i) hereof.
 			(cc) "Outside Directors" shall have the meaning set
forth in Section 11(a)(ii)(C) hereof.
 			(dd) "Person" shall mean any individual, firm,
corporation, partnership, trust or other entity and shall include any successor (by merger or otherwise) of such entity.
 			(ee) "Preferred Stock" shall mean the Series A
Participating Preferred Stock, presently having a par value of $1.00 per share, of the Company.
 			(ff) "Principal Party" shall have the meaning set
forth in Section 13(b) hereof.
 			(gg) "Purchase Price" shall have the meaning set forth
in Section 4(a) hereof.
 			(hh) "Redemption Price" shall have the meaning set
forth in Section 23(a) hereof.
 			(ii) "Right" shall have the meaning set forth in the
fourth WHEREAS clause at the beginning of this Agreement.
 			(jj) "Right Certificate" shall have the meaning set
forth in Section 3(a) hereof.
 			(kk) "Rights Agent" shall have the meaning set forth
in the first paragraph of this Agreement.
 			(ll) "Section 11(a)(ii) Event" shall have the meaning
set forth in Section 11(a)(ii) hereof.
 			(mm) "Section 11(a)(ii) Trigger Date" shall have the
meaning set forth in Section 11(a)(iii) hereof.
 			(nn) "Section 13 Event" shall have the meaning set
forth in Section 13(a) hereof.
 			(oo) "Spread" shall have the meaning set forth in Sec-
tion 11(a)(iii) hereof.
 			(pp) "Stock Acquisition Date" shall mean the first
date of public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section
13(d) under the Exchange Act) by the Company or an Acquiring Person that an Acquiring Person has become such.
 			(qq) "Subsidiary" shall mean, with respect to any Per-
son, any corporation or other entity of which securities or other ownership interests having ordinary voting power sufficient, in the absence of contingencies, to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly beneficially owned, or otherwise controlled, by such
Person and any Affiliate of such Person.
 			(rr) "Substantial Block" shall mean a number of out-
standing Voting Shares having in the aggregate 15% or more of the general voting power.
 			(ss) "Substitution Period" shall have the meaning set
forth in Section 11(a)(iii) hereof.
 			(tt) "Trading Day" shall have the meaning set forth in
Section 11(d)(i) hereof.
 			(uu) "Voting Shares" shall mean shares of the
Company's stock having general voting power.

Section 2. 		  Appointment of Rights Agent.  The Company hereby appoints
the Rights Agent to act as agent for the Company and the holders of the
Rights (who, in accordance with Section 3 hereof, shall prior to the
Distribution Date also be the holders of Common Stock of the Company) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment.  The Company may from time to time act as Co-Rights Agent or appoint such Co-Rights Agents as it may deem necessary or desirable.  Any actions which may be taken by the Rights
Agent pursuant to the terms of this Agreement may be taken by any such -
Co-Rights Agent.

Section 3. 		  Issuance of Right Certificates.
a 			)  Until the earliest of the Close of Business on (i)
the tenth day after the Stock Acquisition Date or (ii) the tenth Busi-
ness Day, or such specified or unspecified later date as may be deter-
mined by action of the Board (with the concurrence of a majority of the Continuing Directors), after the date that a tender or exchange offer by any Person (other than an Exempt Person) is first published, sent or given within the meaning of Rule 14d-2(a) of the General Rules and Regulations under the Exchange Act, if, upon consummation thereof, such Person, together with its Affiliates and Associates, would be the
Beneficial Owner of a Substantial Block (irrespective of whether any shares are actually purchased pursuant to such offer) or (iii) the tenth Business Day after an Adverse Person Event (the earliest of the dates set forth in clauses (i), (ii) and (iii) above being herein referred to as the "Distribution Date") (x) the Rights will be evidenced by the certificates for the Common Stock of the Company registered in the names of the holders of the Common Stock of the Company, whether or not bearing the legend set forth in Section 3(c) hereof (which certificates for Common Stock of the Company shall be deemed also to be certificates for Rights), and not by separate Right Certificates and (y) each Right will be transferable only in connection with the transfer of the underlying Common Stock (including a transfer by the Company).  The
Board may defer the date set forth in clause (ii) of the preceding sentence to a specified later date or to an unspecified later date to be determined by action of the Board (with the concurrence of a majority of the Continuing Directors).  As soon as practicable after the Distri-
bution Date, the Rights Agent will mail, by first-class, insured, postage-prepaid mail, to each record holder of the Common Stock of the Company as of the Close of Business on the Distribution Date, as shown by the records of the Company, at the address of such holder shown on such records, a Right Certificate, in substantially the form of Exhibit
B hereto (a "Right Certificate"), evidencing one Right for each share of Common Stock of the Company so held, subject to adjustment and to the provisions of Section 14(a) hereof. As of and after the Distribution
Date, the Rights will be evidenced solely by such Right Certificates.
b 			)  Until the earlier of the Distribution Date or the
Expiration Date, the surrender for transfer of any of the certificates for the Common Stock of the Company in respect of which Rights have been issued shall also constitute the transfer of the Rights associated with the Common Stock represented by such certificates.
c 			)  Rights shall be issued in respect of all shares of
Common Stock of the Company which shall become outstanding after the Dividend Date but prior to the earlier of the Close of Business on the Distribution Date or the Expiration Date, and, to the extent provided in
Section 22 hereof, in respect of shares of Common Stock of the Company issued after the Distribution Date and prior to the Expiration Date. Certificates for shares of Common Stock of the Company that shall become outstanding or be transferred after the Dividend Date but prior to the earlier of the Distribution Date or the Expiration Date shall have im-pressed on, printed on, written on or otherwise affixed to them the fol-lowing legend:
 	This certificate also evidences and entitles the holder hereof to certain Rights as set forth in a Renewed
Rights Agreement between Beneficial Corporation and First
Chicago Trust Company of New York (formerly known as Morgan
Shareholder Services Trust Company) dated as of August 22,
1996, as the same shall be amended, restated, extended or renewed from time to time (the "Renewed Rights Agreement"), the terms of which are hereby incorporated herein by refer-ence and a copy of which is on file at the principal exec-utive offices of Beneficial Corporation. Under certain cir-cumstances, as set forth in the Renewed Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Beneficial
Corporation will mail to the holder of this certificate a copy of the Renewed Rights Agreement (as in effect on the date of mailing) without charge within five days after receipt of a written request therefor. Under certain cir-cumstances, as provided in the Renewed Rights Agreement, Rights beneficially owned by an Acquiring Person, an Adverse
Person or any Associate or Affiliate thereof (as such terms are defined in the Renewed Rights Agreement), whether by or on behalf of such Person or by any subsequent holder, may become null and void. The Rights shall not be exercisable, and shall be void so long as held, by a holder in any juris-diction where the requisite qualification to the issuance to such holder, or the exercise by such holder, of the Rights in such jurisdiction shall not have been obtained or be obtainable.

 With respect to such certificates containing the foregoing legend, until the earlier of the Distribution Date or the Expiration Date, the Rights associated with the Common Stock of the Company represented by such certificates shall be evidenced by such certificates alone, and the surrender for transfer of any such certificate shall also constitute the surrender for transfer of the Rights associated with the Common Stock of the Company represented by such certificate.

Section 4. 		  Form of Right Certificates.
a 			)  The Right Certificates (and the forms of election
to purchase shares and of assignment to be printed on the reverse thereof) shall be in substantially the form of Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appro-priate and as are not inconsistent with the provisions of this
Agreement, or as may be required to comply with any law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage.  Subject to the provisions of Section 11 and
Section 22 hereof, the Right Certificates, whenever distributed, shall be dated as of the Dividend Date, and on their face shall entitle the holders thereof to purchase such number of one one-hundredths of a share of Preferred Stock as shall be set forth therein, as the same may from time to time be adjusted as provided herein, at the price per one one-hundredth of a share of Preferred Stock set forth therein, as the same may from time to time be adjusted as provided herein (the "Purchase
Price").
b 			)  Any Right Certificate issued pursuant to Section
3(a) or Section 22 hereof that represents Rights beneficially owned by
(i) an Acquiring Person, an Adverse Person or any Associate or Affiliate of an Acquiring Person or an Adverse Person, (ii) a transferee of an Acquiring Person or an Adverse Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person or Adverse Person becomes such or (iii) a transferee of an Acquiring Person or Adverse Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person or Adverse Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person or Adverse Person to holders of equity interests in such Acquiring Person or Adverse Person or to any Person with whom such Acquiring Person or Adverse Person has any continuing agreement, arrangement or understand-ing regarding the transferred Rights or (B) a transfer which the Board
(with the concurrence of a majority of the Continuing Directors) has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect avoidance of the provisions of Section 7(e) hereof, and any Right Certificate issued pursuant to Section 6 or
Section 11 hereof upon transfer, exchange, replacement or adjustment of any other Right Certificate referred to in this sentence, shall contain
(to the extent feasible) the following legend (modified to apply to an Acquiring Person or an Adverse Person, as applicable):
 		The Rights represented by this Right Certificate are or were beneficially owned by a Person who was or became an [Acquiring] [Adverse] Person or an Affiliate or Associate of an [Acquiring] [Adverse] Person as such terms are defined in the Renewed Rights Agreement. Accordingly, under certain circumstances as provided in the Renewed Rights Agreement, this Right Certificate and the Rights represented hereby may become null and void as provided in Section 7(e) of the Renewed Rights Agreement.

Section 5. 		  Countersignature and Registration.
a 			)  The Right Certificates shall be executed on behalf
of the Company by its Chairman of the Board, its Vice Chairman of the
Board, any Member of the Office of the President or any Vice President, either manually or by facsimile signature, and have affixed thereto the Company's seal or a facsimile thereof which shall be attested by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature. The Right Certificates shall be manually countersigned by the Rights Agent and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any of the Right Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Right Certificates, nevertheless, may be countersigned by the Rights Agent, and issued and delivered by the
Company with the same force and effect as though the person who signed such Right Certificates had not ceased to be such officer of the
Company; and any Right Certificate may be signed on behalf of the
Company by any person who, at the actual date of the execution of such
Right Certificate, shall be a proper officer of the Company to sign such Right Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.
b 			)  Following the Distribution Date, the Rights Agent
will keep or cause to be kept, at one of its offices in New York City, books for registration and transfer of the Right Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Right Certificates, the number of Rights evidenced on its face by each Right Certificate, the certificate number and the date of each Right Certificate.

Sectipn 6. 		  Transfer, Split Up, Combination and Exchange of Right
Certificates; Mutilated, Destroyed, Lost or Stolen Right Certificates.
a 			)  Subject to the provisions of Section 4(b), Section
7(e) and Section 14 hereof, at any time after the Close of Business on the Distribution Date, and at or prior to the Expiration Date, any Right Certificate or Right Certificates may be transferred, split up, combined or exchanged for another Right Certificate or Right Certificates, entitling the registered holder to purchase such number of shares of
Preferred Stock (or other securities, cash or assets, as the case may
be) as the Right Certificate or Right Certificates surrendered then entitled such holder (or former holder in the case of a transfer) to purchase.  Any registered holder desiring to transfer, split up, combine or exchange any Right Certificate or Right Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Right Certificate or Right Certificates to be transferred, split up, combined or exchanged at the principal office of the Rights Agent.
Neither the Rights Agent nor the Company shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered
Right Certificate or Right Certificates until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Right Certificate or Right
Certificates and shall have provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or
Affiliates or Associates thereof as the Company shall reasonably request.  Thereupon the Rights Agent shall, subject to Section 4(b),
Section 7(e) and Section 14 hereof, countersign and deliver to the person entitled thereto a Right Certificate or Right Certificates, as the case may be, as so requested.  The Company may require payment from the holders of Right Certificates of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of such Right Certificates.
b 			)  Upon receipt by the Company and the Rights Agent of
evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a valid Right Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights
Agent and cancellation of the Right Certificate if mutilated, the Company will execute and deliver a new Right Certificate of like tenor to the Rights Agent for countersignature and delivery to the registered owner in lieu of the Right Certificate so lost, stolen, destroyed or mutilated.

Section 7. 		  Exercise of Rights; Purchase Price; Expiration Date of
Rights.
a 			)  Subject to Section 7(e) hereof, the registered
holder of any Right Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein including, without limitation, the restrictions on exercisability set forth in Section -
9(d), Section 11(a)(iii) and Section 23(a) hereof) in whole or in part at any time on or after the Distribution Date upon surrender of the
Right Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent at the principal office of the Rights Agent in New York City, together with payment of the
Purchase Price for each one one-hundredth of a share of Preferred Stock as to which the Rights are exercised, at or prior to the earliest of (i)
the Close of Business on August 22, 2006 (the "Final Expiration Date"),
(ii) the time at which the Rights are redeemed as provided in Section 23 hereof or (iii) the time at which the Rights expire pursuant to Section
13(d) hereof (the earliest of the dates set forth in clauses (i), (ii)
and (iii) being herein referred to as the "Expiration Date").  If at any time while the Rights are exercisable, the Company is prohibited by its
Restated Certificate of Incorporation from issuing Preferred Stock upon the exercise of all of the outstanding Rights, the Company may issue upon the exercise of the Rights shares of stock or other securities of the Company of equivalent value to the Preferred Stock (an "Equivalent Security"), as determined by the Board.
b 			)  The initial Purchase Price of $235 for each one
one-hundredth of a share of Preferred Stock shall be subject to adjustment from time to time as provided in Section 11 and Section 13 hereof and shall be payable in lawful money of the United States of
America in accordance with paragraph (c) below.
c 			)  Upon receipt of a Right Certificate representing
exercisable Rights, with the form of election to purchase duly executed, accompanied by payment (in cash, or by certified bank check or money order payable to the order of the Company) of the Purchase Price (as such amount may be reduced pursuant to Section ll(a)(iii) hereof) for the Preferred Stock to be purchased and an amount equal to any applicable transfer tax required to be paid by the holder of the Rights pursuant hereto in cash, or by certified check or money order payable to the order of the Company, the Rights Agent shall, subject to Section
7(f) hereof, (i) promptly (A) requisition from any transfer agent of the Preferred Stock (or make available, if the Rights Agent is the transfer agent for such shares) a certificate for the number of shares of Pre-
ferred Stock to be purchased (and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests), or (B)
if the Company shall have elected under Section 14 hereof, requisition from the depositary agent depositary receipts representing interests in such number of one one-hundredths of a share of Preferred Stock as are to be purchased (in which case certificates for the shares of Preferred
Stock represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Company hereby directs the depositary agent to comply with such request, (ii) when appropriate, requisition from the Company the amount of cash to be paid in lieu of issuance of fractional shares in accordance with Section 14 hereof,
(iii) promptly after receipt of such Preferred Stock certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Right Certificate, registered in such name or names as may be designated by such holder, and (iv) when appropriate, after receipt, promptly deliver any such cash to be paid in lieu of issuance of fractional shares to or upon the order of the registered holder of such Right Certificate; provided, however, that in the case of a purchase of securities other than Preferred Stock, the
Rights Agent shall promptly take the appropriate actions with respect to such securities to be purchased as shall as nearly as practicable correspond to the actions described in the foregoing clauses (i) through
(iv).  The Company reserves the right to require prior to the occurrence of a Section 11(a)(ii) Event or a Section 13 Event that, upon any exercise of Rights, such number of Rights be exercised so that only whole shares of Preferred Stock would be issued.
d 			)  In case the registered holder of any Right Certifi-
cate shall exercise less than all the Rights evidenced thereby, a new
Right Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to, or upon the order of, the registered holder of such Right Certificate, registered in such name or names as may be designated by such holder, subject to the provisions of Section 14 hereof.
e 			)  Notwithstanding any provision of this Rights Agree-
ment to the contrary, from and after the first occurrence of any Section 11(a)(ii) Event, the Rights beneficially owned by (i) an Acquiring
Person, Adverse Person or any Associate or Affiliate of such Acquiring
Person or Adverse Person which the Board (with the concurrence of a majority of the Continuing Directors), in its sole discretion, deter-
mines is or was involved in or caused or facilitated, directly or indi-
rectly (including through any change in the Board), such Section
11(a)(ii) Event or (ii) a transferee of any such Acquiring Person or
Adverse Person (or of any such Associate or Affiliate) (A) who becomes a transferee after such Acquiring Person or Adverse Person becomes such or
(B) who becomes a transferee prior to or concurrently with the Acquiring
Person or Adverse Person becoming such and receives such Rights pursuant to either (1) a transfer (whether or not for consideration) from such
Acquiring Person or Adverse Person to holders of equity interests in such Acquiring Person or Adverse Person or to any Person with whom such Acquiring Person or Adverse Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (2) a transfer which the Board (with the concurrence of a majority of the
Continuing Directors) has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e), shall become null and void without any further action, and no holder of such Rights shall have any rights whatsoever with respect to such Rights, whether under any provision of this
Agreement or otherwise.  The Company shall use reasonable efforts to insure that the provisions of Section 4(b) hereof and this Section 7(e)
are complied with, but shall have no liability to any holder of Right Certificates or other Person as a result of its failure to make any determinations with respect to an Acquiring Person or Adverse Person or any of their respective Affiliates, Associates or transferees hereunder.
f 			)  Notwithstanding anything in this Agreement to the
contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder of any Right Certificate upon the occurrence of any purported exercise as set forth in this Section 7 unless such registered holder shall have (i) completed and signed the certificate contained in the form of assignment or election to purchase set forth on the reverse side of the Right Certifi-cate surrendered for such assignment or exercise and (ii) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) of the Rights evidenced by such Right Certificate or Affiliates or Associates thereof as the Company shall reasonably request.

Section 8. 		  Cancellation and Destruction of Right Certificates.  All
Right Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or to any of its agents, be delivered to the Rights Agent for cancellation or in cancelled form, or, if surrendered to the Rights
Agent, shall be cancelled by it, and no Right Certificates shall be issued in lieu thereof except as expressly permitted by this Agreement.
 The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other
Right Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all cancelled
Right Certificates to the Company, or shall, at the written request of the Company, destroy such cancelled Right Certificates and in such case shall deliver a certificate of destruction thereof to the Company.

Section 9. 		  Reservation and Availability of Capital Stock.
a 			)  The Company covenants and agrees that it shall
cause to be reserved and kept available out of its authorized and unissued shares of Preferred Stock (and, if necessary, out of its authorized and unissued shares of Common Stock or other securities or out of its authorized and issued shares held in its treasury), the number of shares of Preferred Stock (and, if necessary, Common Stock of the Company or other securities) that, as provided in this Agreement, will be sufficient to permit the exercise in full of all outstanding
Rights.
b 			)  The Company covenants and agrees to take all such
action as may be necessary to insure that all one one-hundredths of a share of Preferred Stock (and, if necessary, shares of Common Stock of the Company or other securities) delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares
(subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable.
c 			)  The Company further covenants and agrees that,
except as set forth in Section 6(a) hereof, it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Right Certificates or of any shares of Preferred Stock (or shares of Common
Stock of the Company or other securities, as the case may be) upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Right Certificates to a person other than, or the issuance or delivery of certificates or depositary receipts representing interests in a number of one one-hundredths of a share of Preferred
Stock (or shares of Common Stock of the Company or other securities, as the case may be) in a name other than that of, the registered holder of the Right Certificate evidencing Rights surrendered for exercise or to issue or deliver any certificates for shares of Preferred Stock (or shares of Common Stock of the Company or other securities, as the case may be) or depositary receipts representing interests in Preferred Stock upon the exercise of any Rights until any such tax shall have been paid
(any such tax being payable by the holder of such Right Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.
d 			)  The Company shall use its best efforts to (i) file,
as soon as practicable following the earliest date after the first occurrence of a Section 11(a)(ii) Event or a Section 13 Event in which the consideration to be delivered by the Company upon exercise of the
Rights has been determined in accordance with this Agreement, or as soon as is required by law following the Distribution Date, as the case may be, a registration statement under the Securities Act of 1933, as amended (the "1933 Act"), with respect to the securities purchasable upon exercise of the Rights on an appropriate form, (ii) cause such registration statement to become effective as soon as practicable after such filing and (iii) cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the 1933 Act) until the earlier of (A) the date as of which the Rights are no longer exercisable for such securities or (B) the Expiration
Date.  The Company will also take such action as may be appropriate under, or to ensure compliance with, the securities or "blue sky" laws of the various states in connection with the exercisability of the
Rights.  The Company may, acting by resolution of its Board (which resolution shall be effective only with the concurrence of a majority of the Continuing Directors), temporarily suspend, for a period of time not to exceed 90 days after the date set forth in clause (i) of the first sentence of this Section 9(d), the exercisability of the Rights in order to prepare and file such registration statement and permit it to become effective. Upon any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect.  Notwithstanding any provision of this Agreement to the contrary, the Rights shall not be exercisable in any jurisdiction if the requisite qualification in such jurisdiction shall not have been obtained, the expense thereof shall not be permitted under applicable law or a registration statement shall not have been declared effective.
e 			)  So long as the shares of Preferred Stock (and,
where applicable, any Common Stock of the Company or other securities) issuable and deliverable upon the exercise of the Rights may be listed on any national securities exchange, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

Section 10. 		  Preferred Stock Record Date.  Each Person in whose name
any certificate for a number of one one-hundredths of a share of Preferred Stock (or shares of Common Stock of the Company or other securities, as the case may be) is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of shares of the Preferred Stock (or shares of Common Stock of the Company or other securities, as the case may be) represented thereby on, and such certificate shall be dated, the date upon which the Right
Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made;
provided, however, that if the date of such surrender and payment is a date on which the Company's transfer books for the Preferred Stock (or
Common Stock of the Company or other securities, as the case may be) are closed, such person shall be deemed to have become the record holder of such shares (fractional or otherwise) on, and such certificate shall be dated, the next succeeding Business Day on which the Company's transfer books for the Preferred Stock (or Common Stock of the Company or other securities) are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Right Certificate shall not be entitled to any rights of a stockholder of the Company with respect to shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

Section 11. 		  Adjustment to Purchase Price, Number of Shares or Number
of Rights.  The Purchase Price and the number and kind of shares, or fractions thereof, subject to purchase upon the exercise of each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.
			(a)(i)	  In the event the Company shall at any time
after the Dividend Date (A) declare or pay a dividend on the Preferred Stock payable in shares of Preferred Stock, (B) subdivide or split the outstanding shares of Preferred Stock into a greater number of shares, (C) combine or consolidate the outstanding shares of Preferred Stock into a smaller number of shares or effect a reverse split of the outstanding shares of Preferred Stock or (D) issue any shares of its capital stock in a reclassification of the Preferred Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), except as otherwise provided in Section 7(e) and this Section
11(a), the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification, and the number and kind of shares of Preferred Stock or capital stock, as the case may be, issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive, upon payment of the Purchase Price then in effect, the aggregate number and kind of shares of Preferred Stock or capital stock, as the case may be, which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Stock or capital stock transfer books of the Company (as the case may be) were open, he would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification.


				If an event occurs which would require an adjustment
under both this Section 11(a)(i) and Section 11(a)(ii)
hereof, the adjustment provided for in this Section 11(a)(i)
shall be in addition to, and shall be made prior to, any
adjustment required pursuant to Section 11(a)(ii) hereof.


(ii)   In the event (a "Section 	11(a)(ii) Event")
that:
(A) any Acquiring Person, or any Associate or Affiliate of such Acquiring Person, at any time after the date of this Agreement, directly or indirectly,
(1)   shall merge into the Company or any
of its Subsidiaries or otherwise combine or consoli-date with the Company or any of its Subsidiaries in such manner that the Company or such Subsidiary shall be the continuing or surviving corporation of such merger or combination, and the Common Stock of the Company shall remain outstanding and no shares thereof shall be changed into or exchanged for stock or other securities of the Company or of any other Person or cash or any other property,
(2)   shall, in one or more transactions,
transfer any assets or property to the Company or any of its Subsidiaries in exchange for shares of any class of capital stock of the Company or any of its Subsidiaries or for securities exercisable for or con-vertible into shares of any class of capital stock of the Company or any of its Subsidiaries or otherwise obtain from the Company or any of its Subsidiaries, with or without consideration, any additional shares of any class of capital stock of the Company or any of its Subsidiaries or other securities exercisable for or convertible into shares of any class of capital stock of the Company or any of its Subsidiaries (other than as part of a pro rata offer or distribution by the Company or such Subsidiary to all holders of such stock),
(3)   shall sell, purchase, lease, ex-
change, mortgage, pledge, transfer or otherwise dispose of (in one or more transactions), to, from or with, as the case may be, the Company or any of its Subsidiaries, assets (including securities) on terms and conditions less favorable to the Company or such Subsidiary than the Company or such Subsidiary would be able to obtain in arm's-length negotiation with an unaffiliated third party, other than pursuant to a transaction set forth in Section 13(a) hereof,
(4)   shall receive any compensation for
services from the Company or from any Subsidiary of the Company other than compensation for employment as a regular employee, or fees for serving as a director, at rates in accordance with the Company's (or such Subsidiary's) past practices, or
(5)   shall receive the benefit, directly
or indirectly (except proportionately as a stockhold-er), of any loans, advances, guarantees, pledges or other financial assistance provided by the Company or any of its Subsidiaries on terms and conditions less favorable to the Company or such Subsidiary than the Company or such Subsidiary would be able to obtain in arm's-length negotiation with an unaffiliated third party;


(B)   during such time after the date of this
Agreement as there is an Acquiring Person, there shall be any reclassification of securities (including any reverse stock split) or recapitalization of the Company, or any merger or consolidation of the Company with any of its Subsidiaries or any other transaction or series of transactions involving the Company or any of its Subsidiaries other than a transaction to which the provisions of Section 13(a) apply (whether or not with or into or otherwise involving an Acquiring
Person or any Affiliate or Associate of such Acquiring
Person) which has the effect, directly or indirectly, of increasing by more than 1% the proportionate share of the outstanding shares of any class of equity securities of the Company or any of its Subsidiaries or of securities exercisable for or convertible into securities of the Company or any of its Subsidiaries which is directly or indirectly owned by any Acquiring
Person or any Associate or Affiliate of any Acquiring
Person;
(C) any Person (other than an Exempt Person), alone or together with its Affiliates and Associates
(other than an Exempt Person), shall, at any time after the date of this Agreement, become the Benefi-cial Owner of a Substantial Block; unless the event causing such threshold to be crossed is a Section 13
Event or is an acquisition of Voting Shares pursuant to a tender or exchange offer for all outstanding
Voting Shares at prices and on terms determined by at least a majority of the members of the Board who are not officers of the Company or of any of its Subsidiaries and who are not Acquiring Persons, Adverse Persons or representatives, nominees,
Affiliates or Associates of Acquiring Persons or
Adverse Persons (the "Outside Directors"), after receiving advice from one or more investment banking firms, to be (1) prices which are fair to stockholders
(taking into account all factors which such Outside
Directors deem relevant, including, without limitation, prices which could reasonably be achieved if the Company or its assets were to be sold on an orderly basis designed to realize maximum value) and
(2) otherwise in the best interests of the Company and its stockholders; or
(D) the Board (with the concurrence of a major-ity of the Outside Directors) shall declare any Person to be an Adverse Person, upon a determination that such Person, alone or together with its Affiliates and Associates, has, at any time after the date of this Agreement, become the Beneficial Owner of Voting
Shares which the Board (with the concurrence of a majority of the Outside Directors) determines to have a substantial percentage of the general voting power
(which shall in no event be less than 10%) and which the Board (with the concurrence of a majority of the Outside Directors) determines, after reasonable inquiry and investigation, which may include a review of the public record regarding such Person and any information such directors may request from such Person and consultation with such Persons as such directors shall deem appropriate, that (1) such Beneficial Ownership by such Person is intended to cause the Company to repurchase the Voting Shares beneficially owned by such Person or to pressure the Company to take action or enter into a transaction or series of transactions intended to provide such Person with short-term financial gain under circumstances where such directors determine that the best long-term interests of the Company and its stockholders would not be served by taking such action or entering into such transaction or series of transactions at that time or (2) such Beneficial Ownership is causing or reasonably likely to cause a material adverse impact
(including, but not limited to, impairment of relationships with customers or impairment of the Company's ability to maintain its competitive posi-
tion) on the business or prospects of the Company,
		then, promptly following the first occurrence of any such
Section 11(a)(ii) Event, proper provision shall be made to adjust the Rights so that each holder of a Right, except as provided below and in Section 7(e) hereof, shall thereafter have the right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of shares of Preferred Stock as shall equal the result obtained by (x) multiplying the then current Purchase Price by the number of one one-hundredths of a share of Preferred Stock for which a Right was exercis-able immediately prior to the first occurrence of such
Section 11(a)(ii) Event, whether or not such Right was then exercisable, and (y) dividing that product (which, following such first occurrence, shall thereafter be referred to as the "Purchase Price" for each Right and for all purposes of this Agreement) by 50% of the Current Market Price per share of the Preferred Stock of the Company on the date of such first occurrence (such number of shares being hereinafter referred to as the "Adjustment Shares").


(iii)   In lieu of issuing shares of Preferred
Stock of the Company in accordance with Section 11(a)(ii) hereof, the Company, acting by resolution of its Board (which resolution shall be effective only with the con-currence of a majority of the Continuing Directors), may, and, in the event that the number of shares of Preferred Stock which is authorized by the Company's Restated Certifi-cate of Incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights is not sufficient to permit exercise in full of the Rights in accordance with Section 11(a)(ii) hereof, the Company, acting by resolution of its Board (which resolution shall be effective only with the concurrence of a majority of the Continuing Directors), shall (A) determine the excess of (1) the value of the Adjustment Shares issuable upon the exercise of a Right (the "Current Value"), over (2) the Purchase Price attributable to each Right (such excess being defined as the "Spread") and (B) with respect to each Right (subject to Section 7(e) hereof), make adequate provision to substitute for the Adjustment Shares, upon payment of the applicable Purchase Price, (1) cash, (2) a reduction in the Purchase Price, (3) Common Stock or other equity securities of the Company, (4) debt securities of the Company, (5) other assets or (6) any combination of the foregoing which, when added to any shares of Preferred Stock issued upon such exercise, have an aggregate value equal to the Current Value, where such aggregate value has been determined by action of the Board (with the concurrence of a majority of the Continuing Directors) based upon the advice of a nationally recognized investment banking firm selected by the Board which has theretofore performed no services for the Company or any Subsidiary of the Company in the past five years; provided, however, if the Company shall not have made adequate provision to deliver value pursuant to clause
(B) above within 30 days following the later of (x) the first occurrence of a Section 11(a)(ii) Event and (y) the first date that the right to redeem the Rights pursuant to
Section 23 hereof, as such date may be amended pursuant to
Section 26 hereof, shall expire (the later of (x) and (y) being referred to herein as the "Section 11(a)(ii) Trigger Date"), then the Company shall be obligated to deliver, upon the surrender for exercise of a Right and without requiring payment of the Purchase Price, shares of Preferred Stock and Common Stock of the Company (to the extent available) and then, if necessary, cash, which shares or cash have an aggregate value equal to the Spread. If, after the occurrence of a Section 11(a)(ii) Event, the number of shares of Preferred Stock that is authorized by the Company's Restated Certificate of Incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights are not sufficient to permit exercise in full of the Rights in accordance with Section - 11(a)(ii) hereof and the Company, acting by resolution of its Board (which resolution shall be effective only with the concurrence of a majority of the Continuing Directors), shall determine in good faith that it is likely that sufficient additional shares of its Preferred Stock could be authorized for issuance upon exercise in full of the Rights, the 30 day period set forth above may be extended to the extent necessary, but not more than 90 days after the
Section 11(a)(ii) Trigger Date, in order that the Company may seek stockholder approval for the authorization of such additional shares (such period as it may be extended, the "Substitution Period"). To the extent that the Company determines that some action is to be taken pursuant to the terms of this Section 11(a)(iii), the Company (x) shall provide, subject to Section 7(e) hereof, that such action shall apply uniformly to all outstanding Rights and (y) may suspend the exercisability of the Rights until the expiration of the Substitution Period in order to seek such stockholder approval for the authorization of additional shares or to decide the appropriate form of distribution to be made pursuant to the first sentence of this Section - 11(a)(iii) and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iii), the value of each one one-hundredth of a share of Preferred Stock shall be the Current Market Price of one one-hundredth of a share of Preferred Stock on the date of the first occurrence of the Section 11(a)(ii) Trigger Date.
(iv)

b 			)  In the event that the Company shall fix a record
date for the issuance of rights, options or warrants to all holders of shares of Preferred Stock entitling them (for a period expiring within
45 calendar days after such record date) to subscribe for or purchase
Preferred Stock (or shares having the same rights, privileges and preferences as the shares of Preferred Stock ("Equivalent Preference
Stock")) or securities convertible into shares of Preferred Stock or
Equivalent Preference Stock at a price per share of Preferred Stock or
Equivalent Preference Stock (or having a conversion price per share, if a security convertible into shares of Preferred Stock or Equivalent
Preference Stock) less than the Current Market Price per share of the
Preferred Stock on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase
Price in effect immediately prior to such record date by a fraction, of which the numerator shall be the number of shares of Preferred Stock outstanding on such record date plus the number of additional shares of
Preferred Stock or Equivalent Preference Stock which the aggregate subscription or purchase price of the total number of shares of
Preferred Stock or Equivalent Preference Stock (or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such Current Market Price, and of which the denominator shall be the number of shares of Preferred Stock outstanding on such record date plus the number of additional shares of Preferred Stock or
Equivalent Preference Stock to be offered for subscription or purchase
(or into which the convertible securities so to be offered are initially convertible).  In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board (with the concurrence of a majority of the Continuing
Directors), whose determination shall be described in a statement filed with the Rights Agent and shall be final and binding on the Company, the
Rights Agent and the holders of Rights.  Such adjustments shall be made successively whenever such a record date is fixed; and in the event that such rights, options or warrants are not issued, the Purchase Price shall again be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.
c 			)  In case the Company shall fix a record date for the
making of a distribution to all holders of Preferred Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing or surviving corporation) of evidences of indebtedness or assets (other than a regular periodic cash dividend or a dividend payable in Preferred Stock) or subscription rights or warrants (excluding those referred to in Section 11(b)
hereof), the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, of which the numerator shall be the Current Market Price per share of Preferred Stock on such record date, less the fair market value (as determined in good faith by the
Board, with the concurrence of a majority of the Continuing Directors, whose determination shall be described in a statement filed with the
Rights Agent which shall be binding on the holders of the Rights) of the portion of the assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to one share of
Preferred Stock, and of which the denominator shall be such Current
Market Price per share of Preferred Stock.  Such adjustments shall be made successively whenever such a record date is fixed, and in the event that such distribution is not so made, the Purchase Price shall again be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.
			(d)(i)  	For the purpose of any computation hereunder
(other than computations made pursuant to Section 11(a)(iii)
hereof), the Current Market Price per share of Preferred
Stock on any date shall be deemed to be the average of the
daily closing prices per share of such Preferred Stock for
the 30 consecutive Trading Days immediately prior to such
date and for the purposes of computations made pursuant to
Section 11(a)(iii) hereof, the Current Market Price per
share of Preferred Stock on any date shall be deemed to be
the average of the daily closing prices per share of such
Preferred Stock for the ten consecutive Trading Days
immediately following such date; provided, however, that in
the event that the Current Market Price per share of such
Preferred Stock is determined during a period following the
announcement by the Company of (a) a dividend or
distribution on the Preferred Stock payable in shares of
Preferred Stock or securities convertible into shares of
Preferred Stock (other than the Rights) or (b) any
subdivision, split, combination, consolidation, reverse
stock split or reclassification of the Preferred Stock and
prior to the expiration of the 30 Trading Day or ten Trading
Day period, as set forth above, after the ex-dividend date
for such dividend or distribution, or the record date for
such subdivision, combination or reclassification, as the
case may be, then, and in each such case, the Current Market
Price shall be appropriately adjusted to reflect ex-dividend trading.  The closing price for any day shall be the last
sale price, regular way, or, in case no such sale takes
place on such day, the average of the closing bid and asked
prices, regular way, in either case as reported in the
principal consolidated transaction reporting system with
respect to securities listed or admitted to trading on the
New York Stock Exchange or, if the shares of such Preferred
Stock are not listed or admitted to trading on the New York
Stock Exchange, as reported in the principal consolidated
transaction reporting system with respect to securities
listed on the principal national securities exchange on
which the shares of such Preferred Stock are listed or
admitted to trading or, if the shares of such Preferred
Stock are not listed or admitted to trading on any national
securities exchange, the last quoted price or, if not so
quoted, the average of the high-bid and low-asked prices in
the over-the-counter market, as reported by the National
Association of Securities Dealers Automated Quotation System
("NASDAQ") or such other system then in use, or, if on any
such date the shares of such Preferred Stock are not quoted
by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker
making a market in shares of such Preferred Stock selected
by the Board (with the concurrence of a majority of the
Continuing Directors).  If the Current Market Price per
share of Preferred Stock cannot be determined in the manner
provided above or if the Preferred Stock is not publicly
held or not so listed or traded, the Current Market Price
per share of Preferred Stock shall be conclusively deemed to be an amount equal to 100 (as such number may be
appropriately adjusted for such events as stock splits,
stock dividends and recapitalizations with respect to the
Preferred Stock or Common Stock of the Company occurring
after the date of this Agreement) multiplied by the Current
Market Price per share of the Common Stock of the Company.
If neither the Common Stock of the Company nor the Preferred
Stock is publicly held or so listed or traded, the Current
Market Price per share of Preferred Stock shall mean the
fair value per share as determined in good faith by the
Board (with the concurrence of a majority of the Continuing
Directors), whose determination shall be described in a
statement filed with the Rights Agent and shall be
conclusive for all purposes.  For all purposes of this
Agreement, the Current Market Price of one one-hundredth of
a share of Preferred Stock shall be equal to the Current
Market Price of one share of Preferred Stock divided by 100.
 The term "Trading Day" shall mean a day on which the
principal national securities exchange on which the shares
of such stock are listed or admitted to trading is open for
the transaction of business or, if the shares of such stock
are not listed or admitted to trading on any national
securities exchange, a Business Day.


(ii)   For the purpose of any
		computation hereunder, the Current Market Price per share of Common Stock shall be determined in the same manner as set forth for the Preferred Stock of the Company in Section -
11(d)(i) hereof (other than the penultimate sentence thereof). If the Current Market Price of the Common Stock cannot be determined in the manner provided above, or if the Common Stock is not publicly held or listed or traded in a manner described in Section 11(d)(i) hereof, Current Market
Price per share shall mean the fair value per share as determined by an independent investment banking firm experienced in the valuation of securities selected in good faith by the Board, or, if no such investment banking firm is in the good faith judgment of the Board available to make such determination, in good faith by the Board. Any such determination of Current Market Price shall be described in a statement filed with the Rights Agent and shall be binding upon the Rights Agent.


e 			)  Except as hereinafter provided, no adjustment in
the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least 1% in such price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment.  All calculations under this Section 11 shall be made to the nearest cent or to the nearest ten-thousandth of a share (or the nearest one-millionth of a share of Preferred Stock), as the case may be.  Notwithstanding the first sentence of this Section
11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three years from the date of the transaction which mandates such adjustment or (ii) the Expiration Date.
f 			)  In the event that at any time, as a result of the
operation of Section 11(a) or Section 13(a) hereof, the holder of any
Right thereafter exercised shall become entitled to receive any shares of capital stock of the Company other than Preferred Stock, thereafter the Purchase Price and the number of such other shares so receivable upon exercise of any Right shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Preferred Stock contained in Sections
11(a), (b), (c), (e), (g), (h), (i), (j), (k), (n) and (q), inclusive, and the provisions of Sections 7, 9, 10, 13 and 14 with respect to the shares of Preferred Stock shall apply on like terms to any such other shares; provided, however, that the Company shall not be liable for its inability to reserve and keep available for issuance upon exercise of the Rights pursuant to Section 11(a)(ii) a number of shares of the Pre-
ferred Stock greater than the number then authorized by the Company's
Restated Certificate of Incorporation but not outstanding or reserved for any other purpose.
g 			)  All Rights originally issued by the Company or
transferred subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one one-hundredths of a share of Preferred Stock purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.
h 			)  Unless the Company shall have exercised its
election as provided in Section 11(i), upon each adjustment of the
Purchase Price as a result of the calculations made in Section 11(b) and
Section 11(c), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of one one-hundredths of a share of Preferred Stock (calculated to the nearest one-millionth of a share of Preferred Stock) obtained by (i) multiplying (A) the number of one one-hundredths of a share covered by a Right immediately prior to such adjustment of the Purchase Price by (B) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price and (ii)
dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.
i 			)  The Company may elect on or after the date of any
adjustment of the Purchase Price to adjust the number of Rights, in substitution for any adjustment in the number of one one-hundredths of a share of Preferred Stock purchasable upon the exercise of a Right.  Each of the Rights outstanding after such adjustment of the number of Rights shall be exercisable for the number of one one-hundredths of a share of Preferred Stock for which a Right was exercisable immediately prior to such adjustment.  Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the
Purchase Price in effect immediately after adjustment of the Purchase
Price.  The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made.  This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Right Certificates have been issued, shall be at least ten days later than the date of the public announcement. If Right Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the
Company shall, as promptly as practicable, cause to be distributed to holders of record of Right Certificates on such record date Right
Certificates evidencing, subject to Section 14 hereof, the additional
Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Right Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new
Right Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment.  Right Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein (and may bear, at the option of the Company, the adjusted Purchase Price) and shall be registered in the names of the holders of record of Right Certificates on the record date specified in the public announcement.
j 			)  Irrespective of any adjustment or change in the
Purchase Price or the number of shares of Preferred Stock, or fraction thereof, issuable upon the exercise of the Rights, the Right
Certificates theretofore and thereafter issued may continue to express the Purchase Price per one one-hundredth of a share of Preferred Stock and the number of shares of Preferred Stock which were expressed in the initial Right Certificates issued hereunder.
k 			)  Before taking any action that would cause an
adjustment reducing the Purchase Price below the then par value, if any, of one one-hundredth of a share of Preferred Stock, the Company shall use its best efforts to take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of such Preferred Stock at such adjusted Purchase Price.
l 			)  In any case in which this Section 11 shall require
that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuing to the holder of any Right exercised after such record date the Preferred Stock, or a fraction thereof, and other capital stock or securities of the Company, if any, issuable upon such exercise over and above the Preferred Stock and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares (fractional or otherwise) or securities upon the occurrence of the event requiring such adjustment.
m 			)  Anything in this Section 11 to the contrary
notwithstanding, in the event of any reclassification of stock of the
Company, any recapitalization, reorganization or partial liquidation of the Company, any consolidation or subdivision of the Preferred Stock, any issuance of Preferred Stock (or securities which by their terms are convertible into or exchangeable for Preferred Stock) wholly for cash at less than the Current Market Price, any stock dividends or issuance of rights, options or warrants referred to above in this Section ll or any similar transaction, the Company shall be entitled to make such further adjustments in the Purchase Price, in addition to those adjustments expressly required by the other paragraphs of this Section 11, as and to the extent that the Board in its sole discretion shall determine to be necessary or appropriate in order for the holders of the Rights in such event to be treated equitably and in accordance with the purpose and intent of this Agreement or, subject to the preceding provisions of this
Section 11(m), in order that any such event shall not, in the opinion of counsel for the Company, result in the stockholders of the Company being subject to any United States federal income tax liability by reason thereof.
n 			)  The Company covenants and agrees that it shall not,
at any time after the Distribution Date, (i) consolidate with any other
Person (other than a Subsidiary of the Company in an action which complies with Section 11(o) hereof), (ii) merge with or into any other
Person (other than a Subsidiary of the Company in an action which complies with Section 11(o) hereof) or (iii) sell or transfer (or permit any Subsidiary to sell or transfer), in one transaction or a series of related transactions, assets or earning power aggregating more than 50%
of the assets or earning power of the Company and its Subsidiaries
(taken as a whole) to any other Person or Persons (other than the
Company or any of its Subsidiaries in one or more actions each of which complies with Section 11(o) hereof) if (x) at the time of or immediately after such consolidation, merger or sale there are any rights, warrants or other instruments or securities outstanding or agreements in effect which would substantially diminish or otherwise eliminate the benefits intended to be afforded by the Rights or (y) prior to, simultaneously with or immediately after such consolidation, merger or sale, the stockholders of the Person who constitutes, or would constitute, the
Principal Party for purposes of Section 13(a) hereof shall have received a distribution of Rights previously owned by such Person or any of its Affiliates and Associates.
o 			)  The Company covenants and agrees that, after the
Distribution Date, it will not, except as otherwise provided herein or permitted by Section 23 or Section 26 hereof, take (or permit any
Subsidiary to take) any action if at the time such action is taken it is reasonably foreseeable that such action will diminish substantially or otherwise eliminate the benefits intended to be afforded by the Rights.
p 			)  Anything in this Agreement to the contrary
notwithstanding, in the event the Company shall at any time after the date of this Agreement and prior to the Distribution Date (i) declare or pay any dividend on its Common Stock payable in Common Stock of the
Company or (ii) subdivide its outstanding Common Stock into a greater number of shares (by reclassification or otherwise than by payment of dividends in Common Stock) or (iii) combine or consolidate its outstanding Common Stock into a smaller number of shares, then in any such case, (x) the number of one one-hundredths of a share of Preferred
Stock purchasable after such event upon proper exercise of each Right shall be determined by multiplying the number of one one-hundredths of a share of Preferred Stock so purchasable immediately prior to such event by a fraction, the numerator of which is the number of shares of Common
Stock of the Company outstanding immediately before such event and the denominator of which is the number of shares of such Common Stock outstanding immediately after such event and (y) action shall be taken such that each share of Common Stock of the Company outstanding immedi-
ately after such event shall have issued with respect to it that number of Rights which each share of Common Stock of the Company outstanding immediately prior to such event had issued with respect to it. The adjustments provided for in this Section 11(p) shall be made succes-
sively whenever such a dividend is declared or paid or such a subdivision, combination or consolidation is effected.  If an event occurs which would require an adjustment under Section 11(a)(ii) and this Section 11(p), the adjustments provided for in this Section 11(p)
shall be in addition and prior to any adjustment required pursuant to
Section 11(a)(ii).
q 			)  The failure by the Board (with the concurrence of a
majority of the Outside Directors) to declare a Person to be an Adverse
Person following such Person becoming the Beneficial Owner of Voting
Shares having in the aggregate 10% or more of the general voting power shall not imply that such Person is not an Adverse Person or limit such directors' right at any time in the future to declare such Person to be an Adverse Person.


Section 12. 		  Certification of Certain Adjustments.  Whenever an
adjustment is made as provided in Sections 11 and 13, the Company shall
(a) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) promptly file with the Rights Agent and with each transfer agent for its Common Stock and Preferred Stock a copy of such certificate and (c) mail a brief summary thereof to each holder of a Right Certificate (or, if prior to the Distribution Date, to each holder of a certificate repre-senting shares of its Common Stock) in accordance with Section 25 here-of. Notwithstanding the foregoing sentence, the failure of the Company to prepare such certificate or statement or make such filings or mailings shall not affect the validity of, or the force or effect of, the requirement for such adjustment.

Section 13. 		  Consolidation, Merger or Sale or Transfer of Assets or
Earning Power.
a 			)  In the event (a "Section 13 Event") that, directly
or indirectly, at any time on or after the Distribution Date:
 				(x)	the Company shall consolidate or
otherwise combine with, or merge with or into, any other Person or
Persons (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof) and the Company shall not be the surviving or continuing corporation of such consolida-
tion, combination or merger;
 				(y)	any Person or Persons (other than a
Subsidiary of the Company in a transaction which complies with
Section 11(o) hereof) shall consolidate or otherwise combine with, or merge with or into, the Company and the Company shall be the continuing or surviving corporation of such consolidation,
combination or merger and, in connection therewith, all or part of the Common Stock of the Company shall be changed into or exchanged for stock or other securities of any other Person or of the
Company or cash or any other property; or
 				(z)	the Company shall sell or otherwise
transfer (or one or more of its Subsidiaries shall sell or other-
wise transfer), in one transaction or a series of related transac-
tions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole and calculated on the basis of the Company's most recent regularly prepared financial statement) to any other Person or Persons (other than the Company or any Subsidiary of the
Company in one or more transactions each of which complies with
Section 11(o) hereof); provided, however, that this clause (z) of
Section 13(a) shall not apply to the pro rata distribution by the
Company of assets (including securities) of the Company or any of its Subsidiaries to all holders of the Company's Common Stock;
 then, and in each such case, proper provision shall be made so that:
(i)   each holder of a Right (except as provided
in Section 7(e) hereof) shall, on or after the later of (A)
the date of the first occurrence of any such Section 13
Event or (B) the date of the expiration of the period within which the Rights may be redeemed pursuant to Section 23
hereof (as the same may be amended as provided in Section 26 hereof), have the right to receive, upon the exercise
thereof at the then current Purchase Price in accordance
with the terms of this Agreement, such number of validly
authorized and issued, fully paid, nonassessable and freely
tradable shares of Common Stock of the Principal Party, not
subject to any liens, encumbrances, rights of call, rights
of first refusal or other adverse claims, as shall be equal
to the result obtained by (1) multiplying the then current
Purchase Price by the number of one one-hundredths of a
share of Preferred Stock for which a Right was exercisable
immediately prior to the first occurrence of a Section 13
Event (or, if a Section 11(a)(ii) Event has occurred prior
to the first occurrence of a Section 13 Event, multiplying
the number of such one one-hundredths of a share of
Preferred Stock for which a Right was exercisable immedi-
ately prior to the first occurrence of a Section 11(a)(ii)
Event by the Purchase Price in effect immediately prior to
such first occurrence), and (2) dividing that product (which following the first occurrence of a Section 13 Event, shall
be referred to as the "Purchase Price" for each Right and
for all purposes of this Agreement) by 50% of the Current
Market Price per share of Common Stock of such Principal
Party on the date of consummation of such Section 13 Event;
(ii)   the Principal Party shall thereafter be
liable for, and shall assume, by virtue of such Section 13
Event, all the obligations and duties of the Company
pursuant to this Agreement;
(iii)   the term "Company" shall thereafter be
deemed to refer to such Principal Party it being
specifically intended that the provisions of Section 11
hereof shall apply only to such Principal Party following
the first occurrence of a Section 13 Event;
(iv)   the Principal Party shall take such steps
(including, but not limited to, the reservation of a
sufficient number of shares of its Common Stock) in
connection with such consummation as may be necessary to
assure that the provisions hereof shall thereafter be ap-
plicable, as nearly as reasonably may be, in relation to the shares of its Common Stock thereafter deliverable upon the
exercise of the Rights; and
(v)   the provisions of Section 11(a)(ii) hereof
shall be of no effect following the first occurrence of any
Section 13 Event;
 provided, however, that, upon the subsequent occurrence of any merger, consolidation, sale of all or substantially all assets, recapitalization, reclassification of shares, reorganization or other extraordinary transaction analogous to any of the events described in
Section ll hereof in respect of such Principal Party, each holder of a
Right shall thereupon be entitled to receive, upon exercise of a Right and payment of the Purchase Price, such cash, shares, rights, warrants and other property which such holder would have been entitled to receive had such holder, at the time of such transaction, owned the shares of
Common Stock of the Principal Party purchasable upon the exercise of a
Right, and such Principal Party shall take such steps (including, but not limited to, reservation of shares of its Common Stock) as may be necessary (in a manner analogous to the applicable adjustments provided for in Section 11 hereof) to permit the subsequent exercise of the
Rights in accordance with the terms hereof for such cash, shares, rights, warrants and other property.
b 			)  "Principal Party" shall mean
(i)   in the case of any transaction described in
clause (x) or clause (y) of the first sentence of Section
13(a) hereof, (A) the Person that is the issuer of the
securities into which shares of Common Stock of the Company
are converted in such merger or consolidation, or, if there
is more than one such issuer, the issuer the Common Stock of which has the greatest market value or (B) if no securities
are so issued, the Person that is the other party to the
consolidation or is the other party to the merger and
survives said merger (or, if there is more than one such
Person, the Person the Common Stock of which has the
greatest market value) or, if the Person that is the other
party to the merger does not survive the merger, the Person
that does survive the merger (including the Company if it
survives); and
(ii)   in the case of any transaction described in
clause (z) of the first sentence of Section 13(a) hereof,
the Person that is the party receiving the greatest portion
of the assets or earning power transferred pursuant to such
transaction or transactions, or, if each Person that is a
party to such transaction or transactions receives the same
portion of the assets or earning power so transferred or if
the Person receiving the greatest portion of the assets or
earning power cannot be determined, whichever of such
Persons as is the issuer of Common Stock having the greatest market value;
 provided, however, that in any such case, (1) if the Common Stock of such Person is not at such time and has not been continuously over the preceding 12 month period registered under Section 12 of the Exchange
Act, and such Person is a direct or indirect Subsidiary of another
Person the Common Stock of which is and has been so registered,
"Principal Party" shall refer to such other Person; (2) if such Person is a Subsidiary, directly or indirectly, of more than one Person, the
Common Stocks of two or more of which are and have been so registered, "Principal Party" shall refer to whichever of such Persons is the issuer of the Common Stock having the greatest aggregate market value; and (3)
if the Common Stock of such Person is not and has not been so registered and such Person is owned, directly or indirectly, by a joint venture formed by two or more Persons that are not owned, directly or indirectly, by the same Person, the rules set forth in (1) and (2) above shall apply to each of the chains of ownership having an interest in such joint venture as if such party were a Subsidiary of both or all of such joint venturers and the Principal Parties in each such chain shall bear the obligations set forth in this Section 13 in the same ratio as their direct or indirect interests in such Person bear to the total of such interests.
c 			)  The Company shall not consummate any Section 13
Event unless prior thereto the Principal Party shall have a sufficient number of authorized shares of its Common Stock which have not been issued or reserved for issuance to permit the exercise in full of the
Rights in accordance with this Section 13 and unless prior thereto the
Company and such Principal Party shall have executed and delivered to the Rights Agent a supplemental agreement confirming that the requirements of Sections 13(a) and (b) hereof shall promptly be performed in accordance with their terms and that such Section 13 Event shall not result in a default by the Principal Party under this
Agreement as the same shall have been assumed by the Principal Party pursuant to Sections 13(a) and (b) hereof and further providing that, as soon as practicable after the date of any Section 13 Event the Principal
Party will:
(i)   prepare and file a registration statement
under the 1933 Act with respect to the Rights and the
securities purchasable upon exercise of the Rights on an
appropriate form, use its best efforts to cause such
registration statement to (A) become effective as soon as
practicable after such filing and (B) remain effective (with a prospectus at all times meeting the requirements of the
1933 Act) until the Expiration Date and to similarly comply
with applicable state securities laws;
(ii)   use its best efforts to list (or continue
the listing of) the Rights and the securities purchasable
upon exercise of the Rights on a national securities
exchange;
(iii)   deliver to holders of the Rights historical
financial statements for the Principal Party and each of its
Affiliates which comply in all respects with the require-
ments for registration on Form 10 (or any successor form)
under the Exchange Act; and
(iv)   use its best efforts to obtain waivers of
any rights of first refusal or preemptive rights in respect
of the shares of Common Stock of the Principal Party subject to purchase upon exercise of outstanding Rights.
 The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers prior to the exercise of the Right.  In the event that a Section 13 Event shall occur at any time after the occurrence of a Section 11(a)(ii) Event, the
Rights which have not theretofore been exercised shall thereafter be exercisable in the manner described in Section 13(a) hereof.
d 			)  Notwithstanding anything in this Agreement to the
contrary, this Section 13 shall not be applicable to a transaction described in subparagraphs (x) and (y) of Section 13(a) hereof if (i) such transaction is consummated with a Person or Persons (or a wholly owned subsidiary of any such Person or Persons) who acquired Voting
Shares pursuant to a tender offer or exchange offer for all outstanding
Voting Shares which complies with the exception provided for in Section 11(a)(ii)(C) hereof, (ii) the respective prices per share for each class of Voting Shares offered in such transaction is not less than the respective price per share for each class of Voting Shares paid to all holders of each such class of Voting Shares whose shares were purchased pursuant to such tender offer or exchange offer and (iii) the respective forms of consideration being offered to the remaining holders of each such class of Voting Shares pursuant to such transaction is the same as the respective form of consideration paid pursuant to such tender offer or exchange offer. Upon consummation of any such transaction contemplated by this Section 13(d), all Rights hereunder shall expire.

Section 14. 		  Fractional Rights and Fractional Shares.
a 			)  The Company shall not be required to issue
fractions of Rights or to distribute Right Certificates which evidence fractional Rights. If the Company shall determine not to issue such fractional Rights, in lieu of such fractional Rights, there shall be paid to the registered holders of the Right Certificates with regard to which such fractional Rights would otherwise be issuable an amount in cash equal to the same fraction of the current market value of a whole Right. For the purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the
Trading Day immediately prior to the date on which such fractional
Rights would have been otherwise issuable. The closing price of the Rights for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading or, if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high-bid and low-asked prices in the over-the-counter market, as reported by NASDAQ or such other system then in use, or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights (selected by the Board, with the concurrence of a majority of the Continuing Directors). If on any such date no such market maker is making a market in the Rights, the fair value of the Rights on such date as determined in good faith by the Board (with the concurrence of a majority of the Continuing Directors) shall be used.
b 			)  The Company shall not be required to issue
fractions of shares of Preferred Stock (other than fractions which are integral multiples of one one-hundredth of a share of Preferred Stock) upon exercise of the Rights, or to distribute certificates which evidence fractional shares of Preferred Stock (other than fractions which are integral multiples of one one-hundredth of a share of Pre-ferred Stock). Interests in fractions of shares of Preferred Stock in integral multiples of one one-hundredth of a share of Preferred Stock may, at the election of the Company, be evidenced by depositary receipts, pursuant to an appropriate agreement between the Company and a depositary selected by it, provided that such agreement shall provide that the holders of such depositary receipts shall have all of the rights, privileges and preferences to which they are entitled as beneficial owners of the Preferred Stock. In lieu of fractional shares that are not integral multiples of one one-hundredth of a share of Preferred Stock, the Company shall pay to the registered holders of
Right Certificates at the time such Right Certificates are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one share of Preferred Stock. For purposes of this Section 14(b), the current market value of one share of Preferred Stock shall be the closing price of one share of Preferred Stock (as determined pursuant to Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of such exercise.
c 			)  The holder of a Right by the acceptance of the
Rights expressly waives his right to receive any fractional Rights or any fractional shares upon exercise of a Right, except as permitted by this Section 14.

Section 15. 		  Rights of Action.  All rights of action in respect of this
Agreement, except the rights of action vested in the Rights Agent pursuant to Section 18 hereof, are vested in the respective registered holders of the Right Certificates (and prior to the Distribution Date, the registered holders of Common Stock of the Company); and any regis-
tered holder of any Right Certificate (or, prior to the Distribution
Date, of Common Stock of the Company), without the consent of the Rights
Agent or of the holder of any other Right Certificate (or, prior to the
Distribution Date, of Common Stock of the Company), may, on his own
behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or other-
wise act in respect of, his right to exercise the Rights evidenced by such Right Certificate in the manner provided in such Right Certificate and in this Agreement.  Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and will be entitled to specific performance of the obligations hereunder and injunctive relief against actual or threatened violations of the obligations of any Person subject to this
Agreement.

Section 16. 		  Agreement of Right Holders.  Every holder of a Right by
accepting such Right, consents and agrees with the Company and the
Rights Agent and with every other holder of a Right that:
a 			)  prior to the Close of Business on the earlier of
the Distribution Date or the Expiration Date, the Rights shall be evidenced by the certificates for shares of Common Stock of the Company registered in the name of the holders of such shares (which certificates for shares of Common Stock of the Company shall also constitute certif-
icates for Rights) and each Right will be transferable only in connection with the transfer of Common Stock of the Company;
b 			)  after the Close of Business on the Distribution
Date, the Right Certificates will be transferable only on the registry books of the Rights Agent if surrendered at the principal office of the
Rights Agent, duly endorsed or accompanied by a proper instrument of transfer;
c 			)  subject to Section 6(a) and Section 7(f) hereof,
the Company and the Rights Agent may deem and treat the Person in whose name the Right Certificate (or, prior to the Distribution Date, the associated Common Stock certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Right Certificate or the associated Common Stock certificate made by anyone other than the
Company, the Rights Agent or the transfer agent for the Common Stock)
for all purposes whatsoever, and neither the Company nor the Rights
Agent shall be affected by any notice to the contrary; and
d 			)  notwithstanding anything in this Agreement to the
contrary, neither the Company nor the Rights Agent shall have any liability to any holder of a Right or other Person as a result of its inability to perform any of its obligations under this Agreement by reason of any preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, or any statute, rule, regulation or executive order promulgated or enacted by any governmental authority, prohibiting or otherwise restraining performance of such obligation; provided, however, the Company must use its best efforts to have any such order, decree or ruling lifted or otherwise overturned as soon as possible.

Section 17. 		  Right Certificate Holder Not Deemed a Stockholder.  No
holder, as such, of any Right or Right Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the number of one one-hundredths of a share of Preferred Stock or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Right Certificate be construed to confer upon the holder of any Right Certificate, as such, any of the rights of a stock-holder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 24), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Right Certif-icate shall have been exercised in accordance with the provisions hereof.

Section 18. 		  Concerning the Rights Agent.
a 			)  The Company agrees to pay to the Rights Agent
reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability or expense incurred without negligence, bad faith or willful misconduct on the part of the Rights Agent for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.
b 			)  The Rights Agent shall be protected and shall incur
no liability for or in respect of any action taken, suffered or omitted by it in connection with its administration of this Agreement in reliance upon any Right Certificate or certificate for Preferred Stock or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged by the proper person or persons.
 		So long as the Rights are listed on the New York Stock Exchange, the Rights Agent, if its principal offices are located outside
New York City, shall maintain in the New York City area facilities for the servicing of the Rights in the area of Manhattan located south of Chambers Street. Such facilities may consist of either an office or agency where transactions in the Rights are serviced directly or a "drop" where Common Stock certificates, Right Certificates and other instruments relating to transactions in Rights may be received for redelivery to an office or agency outside New York City, all in accor-dance with the provisions of Section 6 of the Company Manual of the New
York Stock Exchange.

Section 19. 		  Merger or Consolidation or Change of Name of Rights Agent.
a 			)  Any corporation into which the Rights Agent or any
successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the corporate trust or stock transfer business of the Rights Agent or any successor Rights
Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided, however, that such corporation would be eligible for appointment as a successor Rights
Agent under the provisions of Section 21.  The purchase of all or substantially all of the Rights Agent's assets employed in the performance of transfer agent activities shall be deemed a merger or consolidation for purposes of this Section 19.  In case at the time such successor Rights Agent shall succeed to the agency created by this
Agreement, any of the Right Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of the predecessor Rights Agent and deliver such Right
Certificates so countersigned and in case at that time any of the Right
Certificates shall not have been countersigned, any successor Rights
Agent may countersign such Right Certificates either in the name of the predecessor Rights Agent or in the name of the successor Rights Agent;
and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.
b 			)  In case at any time the name of the Rights Agent
shall be changed and at such time any of the Right Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, the Rights Agent may countersign such
Right Certificates either in its prior name or in its changed name; and
in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

Section 20. 		  Duties of Rights Agent.  The Rights Agent undertakes the
duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of
Right Certificates, by their acceptance thereof, shall be bound:
a 			)  The Rights Agent may consult with legal counsel
(which may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the
Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.
b 			)  Whenever in the performance of its duties under
this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by the Chairman of the Board, the Vice Chairman of the Board, any
Member of the Office of the President or any Vice President and by the
Treasurer or any Assistant Treasurer or the Secretary or any Assistant
Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.
c 			)  The Rights Agent shall be liable hereunder only for
its own negligence, bad faith or willful misconduct.
d 			)  The Rights Agent shall not be liable for or by
reason of any of the statements of fact or recitals contained in this
Agreement or in the Right Certificates (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.
e 			)  The Rights Agent shall not be under any
responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the
Rights Agent) or in respect of the validity or execution of any Right
Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Right Certificate; nor shall it be responsible for any adjustment required under the provisions of Section
11 or Section 13 or responsible for the manner, method or amount of any such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of
Rights evidenced by Right Certificates after actual notice of any such adjustment); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Preferred Stock, Common Stock of the Company or other securities to be issued pursuant to this Agreement or any Right Certifi-
cate or as to whether any shares of Preferred Stock, Common Stock of the
Company or other securities will, when issued, be validly authorized and issued, fully paid and nonassessable.
f 			)  The Company agrees that it will perform, execute,
acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.
g 			)  The Rights Agent is hereby authorized and directed
to accept instructions with respect to the performance of its duties hereunder from the Chairman of the Board, the Vice Chairman of the
Board, any Member of the Office of the President or any Vice President
or the Secretary or any Assistant Secretary or the Treasurer or any
Assistant Treasurer of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with instructions of any such officer.
h 			)  The Rights Agent and any shareholder, director,
officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not the Rights Agent under this Agreement.
Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other Person.
i 			)  The Rights Agent may execute and exercise any of
the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights
Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct, provided reasonable care was exercised in the selection and continued employment thereof.

Section 21. 		  Change of Rights Agent.  The Rights Agent or any successor
Rights Agent may resign and be discharged from its duties under this
Agreement upon 30 days' notice in writing mailed to the Company and to each transfer agent of the Common Stock of the Company and the Preferred
Stock by registered or certified mail, and to the holders of the Right
Certificates by first-class mail.  The Company may remove the Rights
Agent or any successor Rights Agent upon 30 days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Stock of the Company and the Preferred Stock by registered or certified mail, and to the holders of the Right Certificates by first-class mail.  If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent.  If the Company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Right Certificate (who shall, with such notice, submit his Right Certificate for inspection by the Company), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent.  Any successor Rights Agent, whether appointed by the
Company or by such a court, shall be (a) a corporation organized and doing business under the laws of the United States or of the State of
New York (or of any other State of the United States so long as such corporation is authorized to do business as a banking institution in the
State of New York), in good standing, having its principal office in the
State of New York, which is authorized under such laws to exercise corporate trust or stock transfer powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $100,000,000 or (b) an Affiliate of a corporation described in clause (a) above.  After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose.  Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of its Common Stock and Preferred Stock, and mail a notice thereof in writing to the registered holders of the Right Certificates.  Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

Section 22. 		  Issuance of New Right Certificates.  Notwithstanding any
of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Right Certificates evidencing
Rights in such form as may be approved by its Board to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares of stock or other securities or property purchasable under the Right Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of shares of its Common Stock following the Distribution Date (other than upon exercise of a Right) and prior to the Expiration Date, the Company
(a) shall, with respect to shares of Common Stock so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement, or upon the exercise, conversion or exchange of securities, notes or debentures issued by the Company, and (b) may, in any other case, if deemed necessary or appropriate by the Board (with the concurrence of a majority of the Continuing Directors), issue Right Cer-tificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) no such Right
Certificate shall be issued if and to the extent that the Company shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the Company or the Person to whom such Right Certificate would be issued and (ii) no such Right
Certificate shall be issued if and to the extent that appropriate adjustment shall otherwise have been made in lieu of the issuance thereof.

Section 23. 		  Redemption.
a 			)  The Board may (following the Stock Acquisition
Date, only with the concurrence of the Continuing Directors and only if the Continuing Directors constitute a majority of the number of directors then in office), at its option, at any time prior to the earlier of (x) the Close of Business on the tenth day following the day on which the Stock Acquisition Date occurs or (y) the Close of Business on the Final Expiration Date, redeem all but not less than all of the then outstanding Rights at a redemption price of $.01 per Right (payable in cash, shares of Common Stock (based on the Current Market Price of the Common Stock at the time of redemption) or any other form of consideration deemed appropriate by the Board), as such amount may be appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price");
provided, however, that the Rights may not be redeemed following an
Adverse Person Event and provided further that the Board may act only with the concurrence of a majority of the Continuing Directors and only if the Continuing Directors constitute a majority of the directors then in office in authorizing redemption of the Rights on or after the date of a change (resulting from a proxy or consent solicitation effected in compliance with applicable law and the requirements of any national securities exchange on which the Common Stock of the Company is listed)
in a majority of the directors in office at the commencement of such solicitation if any Person who is a participant in such solicitation has stated (or, if upon the commencement of such solicitation, a majority of the Board has determined in good faith) that such Person (or any of its Affiliates or Associates) intends to take, or may consider taking, any action which would result in such Person becoming an Acquiring Person or which would cause the occurrence of a Section 11(a)(ii) Event or a
Section 13 Event unless, concurrent with such solicitation, such Person
(or one or more of its Affiliates or Associates) is making a cash tender offer pursuant to a Schedule 14D-1 (or any successor form) filed with the Securities and Exchange Commission for all outstanding Voting Shares not beneficially owned by such Person (or by its Affiliates or Associ-
ates). Notwithstanding anything contained in this Agreement to the contrary, the Rights shall not be exercisable after the first occurrence of a Section 11(a)(ii) Event until such time as the Company's right of redemption hereunder has expired.
b 			)  Immediately upon the action of the Board ordering
the redemption of the Rights (with, if required, the concurrence of a majority of the Continuing Directors), without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price. As soon as practicable after the action of the Board ordering the redemption of the Rights, the Company shall give notice of such redemption to the holders of the then outstanding Rights by mailing such notice to all such holders at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Stock of the Company. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made.

Section 24. 		  Notice of Proposed Actions.  In case the Company, after
the Rights become exercisable, shall propose:
(i) to pay any dividend payable in stock of any class to the holders of its Preferred Stock or to make any other distribution to the holders of its Preferred Stock
(other than a regular periodic dividend out of earnings or retained earnings of the Company);
(ii) to offer to the holders of Preferred Stock options, rights or warrants to subscribe for or to purchase any additional Preferred Stock or shares of stock of any class or any other securities, rights or options;
(iii)   to effect any reclassification of the
Preferred Stock (other than a reclassification including only the subdivision of outstanding shares of Preferred
Stock) or any recapitalization or reorganization of the Com-pany;
(iv) to effect any of the transactions referred to in Section 11(a)(ii) or Section 13 of this Agreement; or
(v) to effect the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall give to each holder of a Right, in accordance with Section 25 hereof, a notice of such proposed action, which shall specify the date on which such dividend, offer, reclassification, recapitalization, reorganization, Section
11(a)(ii) or Section 13 transaction, liquidation, dissolu-tion or winding up is to take place and the date of participation therein by the holders of Common Stock or Preferred Stock, if any such date is to be fixed, and, in the case of a transaction referred to in clause (iv) above, the consequences of the event to the holders of the Rights under Section 11(a)(ii) and Section 13 hereof, as the case may be. In case of the occurrence of a Section 11(a)(ii)
Event or a Section 13 Event, or if the Rights otherwise become exercisable for Common Stock or other securities, all references in this Section 24 to Preferred Stock shall be deemed thereafter to refer also to Common Stock or other securities issuable in respect of the Rights. Such notice shall be so given at least 20 days prior to the date of the taking of such proposed action or the date of participation therein by the holders of Common Stock or Preferred Stock, whichever shall be the earlier. Upon the consummation of such transaction, the Company (or its successor or assign) shall similarly give notice thereof to each holder of the Rights. The failure to give notice required by this Section
24 or any defect therein shall not affect the legality or validity of the action taken by the Company or the vote upon any such action.

Section 25. 		  Notices.  Notices or demands authorized by this Agreement
to be given or made by the Rights Agent or by the holder of any Right
Certificate to or on the Company shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:
 			Beneficial Corporation
 			One Christina Centre
 			301 North Walnut Street
 			Wilmington, Delaware  19801

 			Attention:  Office of the Secretary


 Subject to the provisions of Section 21 hereof, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Right Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:
 			First Chicago Trust Company of New York
 			525 Washington Boulevard
 			Suite 4660
 			Attention:  Tenders and Exchanges
 			Jersey City, New Jersey  07310

 Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Right Certificate (or if prior to the Distribution Date to each holder of a certificate representing shares of Common Stock of the Company) shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such Right holder (or if prior to the Distribution Date to such holder of Common Stock of the Company) at the address of such holder as shown on the registry books of the Company.

Section 26. 		  Supplements and Amendments.
 Prior to the earlier of the Distribution Date or the occurrence of an Adverse Person Event (the "Final Amendment Date") and subject to the penultimate sentence of this Section 26, the Company and the Rights Agent shall, if the Company so directs, supplement or amend any provi-sion of this Agreement in any respect whatsoever (including, without limitation, any extension of the period in which the Rights may be redeemed) without the approval of any holders of certificates representing shares of Common Stock of the Company. From and after the Final Amendment Date and subject to the penultimate sentence of this
Section 26, the Company and the Rights Agent shall, if the Company so directs, supplement or amend this Agreement without the approval of any holders of certificates representing shares of the Common Stock of the Company or of Right Certificates in order (i) to cure any ambiguity,
(ii) to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, (iii) to shorten or lengthen any time period hereunder (which shortening or lengthening, after the Stock Acquisition Date, shall be effective only if there are Continuing Directors then in office and shall require the concurrence of a majority of such Continuing Directors) or (iv) to change or supplement or make any other provisions in any manner which the Company may deem necessary or desirable and which shall not adversely affect the interests of the holders of Right Certificates (other than an Acquiring Person, an Adverse Person or an Affiliate or Associate of any such Person); provided, however, that this Agreement may not be supplemented or amended to lengthen, pursuant to clause (iii) of this sentence, (A) whether before or after the Final Amendment Date a time period relating to when the Rights may be redeemed or to modify the ability (or inability) of the Board (with, where required, the concurrence of a majority of the Continuing Directors) to redeem the Rights, in either case at such time as the Rights are not then redeemable or (B) after the Final Amendment Date, any other time period unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, or the benefits to, the holders of Rights (other than an Acquiring Person, an Adverse Person or an Affiliate or Associate of any such Person). Upon the delivery of a certificate from an appropriate officer of the Company which states that the proposed supplement or amendment is in compliance with the terms of this Section 26, the Rights Agent shall execute such supplement or amendment. Notwithstanding anything contained in this Agreement to the contrary, no supplement or amendment shall be made which changes the Redemption Price or the number of one one-hundredths of a share of Preferred Stock for which a Right is exercisable. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Stock.

Section 27. 		  Successors.  All the covenants and provisions of this
Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

Section 28. 		  Determinations and Actions Taken by the Board of Direc-
tors. For all purposes of this Agreement, any calculation of the number of shares of Common Stock outstanding at any particular time, including for purposes of determining the particular percentage of outstanding
Voting Shares of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of Rule 13d-3(d)(1)(i) of the General Rules and Regulations under the Exchange Act. The Board (with, where specifically provided for herein, the concurrence of the Contin-uing Directors or the Outside Directors) shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to such Board (with, where specifically provided for herein, the concurrence of the Continuing Directors or the Outside Directors), or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement and
(ii) make all determinations deemed necessary or advisable for the administration of this Agreement (including a determination to redeem or not redeem the Rights, to declare that a Person is an Adverse Person or to amend the Agreement). All such actions, calculations, interpretations and determinations (including, for purposes of clause
(y) below, all omissions with respect to the foregoing) which are done or made by the Board (with, where specifically provided for herein, the concurrence of the Continuing Directors or the Outside Directors), the Outside Directors or the Company in good faith, (x) shall be final, conclusive and binding on the Company, the Rights Agent, the holders of the Right Certificates and all other parties and (y) shall not subject the Board, the Continuing Directors or the Outside Directors to any liability to the holders of the Rights and Right Certificates.

Section 29. 		  Benefits of this Agreement.
 Nothing in this Agreement shall be construed to give to any Person other than the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, the registered holders of Common Stock of the Company) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, registered holders of Common Stock of the Company).

Section 30. 		  Governing Law.  This Agreement and each Right Certificate
issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State, except that the rights and obligations of the Rights Agent under this Agreement shall be governed by and construed in accordance with the laws of the
State of New York.

Section 31. 		  Counterparts.  This Agreement may be executed in any
number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

Section 32. 		  Descriptive Headings.  Descriptive headings of the several
Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provi-
sions hereof.

Section 33. 		  Severability.  If any term, provision, covenant or re-
striction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, illegal or unenforceable, (a) such invalid, illegal or unenforceable term, provision, covenant or restriction shall nevertheless be valid, legal and enforceable to the extent, if any, provided by such court or authority and (b) the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided, however, that notwithstanding anything in this Agreement to the contrary, if any such term, provision, covenant or restriction is held by such court or authority to be invalid, void or unenforceable and the Board (with the concurrence of a majority of the Continuing Directors) determines in its good faith judgment that severing the invalid language from this Agree-ment would adversely affect the purpose or effect of this Agreement, the right of redemption set forth in Section 23 hereof shall be reinstated and shall not expire until the Close of Business on the tenth Business
Day following the date of such determination by the Board. Without limiting the foregoing, if any provision of this Agreement requiring that a determination be made by a Board composed of a majority of Continuing Directors, by the Board with the concurrence of a majority of the Continuing Directors or Outside Directors or by the Outside
Directors is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, such determination shall then be made by the Board in accordance with applicable law and the Company's Restated Certificate of Incorporation and By-Laws.


 		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

 Attest:					                                BENEFICIAL CORPORATION


 By /S/ Scott A. Siebels		              By /S/ Andrew C. Halvorsen
    Title:  Vice President and 		 Title: Member of the Office of the President
 	          Corporate Secretary


 Attest:					                                FIRST CHICAGO TRUST COMPANY
                                      						  OF NEW YORK


 By /S/ Anthony D. Luppino	              By /S/ John G. Herr
   Title:  Assistant Vice President		   Title:  Assistant Vice President






                        Exhibit 10(b)

                  REFUND ANTICIPATION LOAN
                    OPERATIONS AGREEMENT


         This Agreement is made effective the 19th day of July 1996 among H & R Block Tax Services, Inc. a Missouri corporation, ("Block"), HRB Royalty, Inc., a Delaware corporation ("Royalty"), collectively ("Block Companies"), Beneficial Tax Masters Inc. ("Tax Masters") a Delaware corporation, Beneficial National Bank, a national banking association ("BNB"), and Beneficial Franchise Company Inc., a Delaware corporation ("Beneficial Franchise"), collectively ("Beneficial Companies").

                          Recitals

       WHEREAS, Block is in the income tax preparation business through various offices owned by Block or its affiliates and participating franchisees throughout the United States;

       WHEREAS,  Royalty  is the owner of  certain   service
marks and trademarks involving the Block Companies;

       WHEREAS,in connection with the electronic processing of Federal Income Tax Returns, Tax Masters facilitates
Refund Anticipation Loan(s) ("RAL(s)") made by BNB and refund anticipation checks ("RACs") issued by BNB.

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

          WHEREAS, Beneficial Franchise is the owner of the entire right, title and interest in and to United States Letters Patent No. 5,193,057 issued on March 9, 1993 and entitled: ELECTRONIC INCOME TAX REFUND EARLY PAYMENT SYSTEM, together with all claims for damage by reason of past infringement by anyone of said Letters Patent, by virtue of an assignment recorded in the U.S. Patent and Trademark Office on April 3, 1991 on Reel 5630, Frame 34;

           WHEREAS, subject to its credit underwriting criteria and prior approval, BNB has agreed to provide RALs to certain customers of Block, to certain customers of satellite franchisees of Block which have elected to participate, and to certain customers of the Major Franchisees of Block which have elected on or before August 31 of the year prior to the Tax Period (January 1 through June 30 of each year) in question to have BNB provide such loans (collectively, such customers are referred as "RAL and RAC Customers").

          The parties hereto, intending to be legally bound, hereby agree as follows:

1.  RIGHTS, DUTIES AND OBLIGATIONS OF BLOCK.

           1.1 Preparation and Filing of Returns. Block shall prepare and/or file Federal and/or State Income Tax Returns (the "Returns") for RAL and RAC Customers and shall be solely responsible for any liability to the taxpayer and/or the Internal Revenue Service ("IRS") and/or state taxing authorities arising out of the preparation and filing of such Returns. For purposes of this Agreement, in connection with any RALs or RACs based on state refunds from state taxing authorities, Block shall complete any necessary forms to enable the processing and electronic filing of the Returns. Also, for purposes of this Agreement, the term "RAC" is used for and only applicable to Tax Season 1999 and subsequent tax periods.

           1.2 RAL and RAC Customers. Block will take such action as necessary with respect to those customers electing to receive a RAL or RAC to obtain any certification on the RAL or RAC application pursuant to Section 1.3 below. With respect to RAL and RAC customers, Block shall also follow all Qualifying Procedures for Refund Anticipation Loans as set forth in Exhibit A to Schedule II. The Credit Criteria for any year during the term hereof will be set forth on Schedules I and II (initial and final credit criteria, respectively) pursuant to the procedure set forth in Sections 6.2 and 6.7 below.

           1.3 RAL and RAC Application and Certification Process. Block shall obtain information from each BNB RAL and RAC applicant to complete an application for a RAL or an application for a RAC (such applications are hereinafter referred to collectively as a "RAL Application") in a form developed by BNB and printed at Block's expense which
application   shall  request  from  the  applicant   certain
information concerning, without limitation, such applicant's drivers license number, expiration date, as well as a major credit card account number and expiration date or relevant
information   from   some   other   acceptable    form    of
identification as described on Exhibit A. In addition, the application shall contain an authorization signed by the RAL or RAC applicant to use the tax return information for the loan application process in accordance with Section 301.7216-3(b) of the U.S. Treasury Department Regulations and shall also include such additional lawful consents as shall allow
BNB   or   any  affiliated  Beneficial  affiliate  to   make
collections on any delinquent RAL and to solicit any RAL or RAC Customers for present and future loans and related products including, without limitation, deposit, insurance and mortgage loan products. Consents for, and materials used in, the solicitation activities described in the immediately preceding sentence shall not mention the RAL program, any names, logotypes or marketing slogans related to the RAL program or any names, logotypes or marketing slogans of Block, its subsidiaries or affiliates without the prior written consent of Block. If an applicant is in the
military,  a  photo  identification  containing  a   service
identification number may also be supplied and shall satisfy all requirements for acceptable forms of identification for such individual. The RAL Application shall also contain, among other certifications as BNB shall reasonably require, a certification signed by the applicant that he or she: (a) has not previously filed any Return for the applicable Tax Year, does not have any previous tax liabilities, delinquent student loans, or any other delinquent federally guaranteed or sponsored loans, or delinquent child support payments;
(b)   has  not  filed  a  petition  (whether  voluntary   or
involuntary) under any federal or state bankruptcy or insolvency laws; and (c) has not filed any power of attorney with the IRS or any state taxing authority and has no power of attorney presently in effect to direct any tax refund to any third party.

          1.4 Completion of IRS Form No. 8453. Block shall be responsible for the completion of IRS Form 8453 which shall indicate the applicable BNB check routing number and applicable BNB client account number consisting of an eight digit prefix followed by the primary social security number of the RAL or RAC Customer and BNB as the name of the financial institution. This form shall be signed in the Block Office as Electronic Return Originator and also by the RAL or RAC Customer and shall also indicate that the account is a "checking" account and that the source is "other". Block shall cause the same aforesaid information to be contained in the appropriate data fields as part of the electronically filed tax return.

          1.5 Customer Copies. Block shall ensure that the RAL Customer receives a copy of the signed RAL Application, IRS Form 8453, together with any agreements and other disclosures or documents which BNB may reasonably require. If the IRS Form 8453 needs to be revised, Block need not complete the application again.

           1.6   Handling RAL Applications.  The RAL or  RAC
Customer's  RAL Application shall        be  stored  in  the
applicant's client file maintained by Block. Upon BNB's and/or Tax Master's written request, Block shall exercise its best efforts to forward to Tax Masters or BNB completed individual RAL Applications involving RALs requiring collection processing. Those RAL Applications shall be sent to Tax Masters or BNB in accordance with the notice provisions contained in this Agreement unless Tax Masters notifies Block otherwise in writing. Block may dispose of such RAL Applications following the expiration of 60 months after the preparation of same.

           1.7 Completion of RAL and RAC Disbursement Checks. Block shall have the care and custody of consecutively numbered BNB disbursement checks upon which Block may affix a BNB facsimile signature by way of an imprint of the authorized BNB signatory and which Block shall keep secure and safeguard from any loss or misuse. Block shall deliver such checks to RAL Customers only in accordance with this Agreement. Such RAL and RAC checks shall be payable only at BNB. Block shall be responsible for loss, alteration or misuse of such checks to the extent set forth in Section 1.14 below.

          1.8 Additional Communication Equipment and Lines. Except to the extent the parties subsequently agree otherwise, CompuServe, Incorporated or such other entity determined by Block shall order such communication lines between Columbus, Ohio (or other applicable location), and Peapack, New Jersey, as are determined by CompuServe or such other entity to be necessary to support Block's projection of its maximum daily RAL and RAC volume, as well as full loan application follow-up information, within any one 16-hour day, using such protocol and process as is mutually agreed upon by BNB and CompuServe or such other entity data entity processing groups. Such communication lines shall continue in place until such time as the parties hereto shall mutually agree to discontinue the same. If the parties mutually agree to discontinue the aforementioned communication lines at the conclusion of any Tax Period, then the parties agree for each subsequent Tax Period to order and install substantially similar communication lines during the same time periods heretofore mentioned. The cost of such communication lines shall be borne solely by BNB. Payment by BNB of each such invoice shall be due 30 days after the date of invoice. Block shall be responsible for, and shall bear the cost of, modems required for such communication lines in Columbus (or other applicable location) and BNB shall be responsible for, and shall bear the cost of, modems required for such communication lines in Peapack.

           1.9 Forwarding RAL and RAC requests to Tax Masters. Block and BNB shall in good faith cooperate regarding the contents of Block's Electronic Filing Software and BNB's software in an effort to assure prompt and efficient transmission of data between Block and BNB. Any requirements agreed upon between the parties shall be set forth as Exhibit B to this Agreement. Block shall extract all RAL data from its IRS transmission file each time a return is sent to the IRS in accordance with the Electronic Data Processing Guidelines set forth on Exhibit II. Such Exhibit may be revised upon mutual agreement of the Parties from time to time to accommodate any changes to Electronic Data Processing Systems and/or software and shall be attached to the Agreement no later than July 15th of each year of this Agreement. Block shall not forward a RAL Application to Tax Masters and/or BNB without having electronically transmitted or caused to be transmitted the RAL Customer's Return to the IRS and without having received positive acknowledgment of the return's acceptance from the IRS for Electronic Filing which such acknowledgment shall also include, if available to BNB, the IRS's electronic acceptance and or rejection indicator for Direct Deposit as described in Section 8 of the IRS Revenue Procedures for Electronic Filing of Individual Income Tax Returns (Tax Year
1989) in Publication 1345 (Rev. 6-89) as the same shall be amended from time to time ("Notification"). In the event it becomes infeasible to process RAL Applications in the manner specified above in this section 1.9 due to circumstances or events beyond the control of the parties hereto, then the parties shall endeavor in good faith to take all reasonable actions necessary to promptly modify the RAL or RAC program in a manner resolving the problems caused by the infeasibility to process RAL Applications. These modifications may include without limitation, the RAL or RAC fee, RAL credit criteria, and a reasonable fee to compensate BNB for any additional increase in the cost of funds resulting from a modification of the aforesaid procedures. Provided however, in all events, the parties shall preserve all rights to terminate the Agreement in accordance with the provisions hereinafter set forth. In addition, in connection with the transmission of a Customers's RAL Application to Tax Masters and/or BNB, Block shall be responsible for accurately transmitting, on behalf of Block Offices which use Block to transmit such applications to BNB, all material information, including, without limitation, social security numbers, ("Information") which is a part of the application, as received from the RAL Customer or the Corporate Satellite, respectively. Also, Block shall notify all other Block Offices of the importance of accurate transmission of such Information and shall consult with BNB to develop a system for eliminating, to the extent practicable, errors in such transmission by such other offices. Block shall pay BNB the amount of any RAL which is not collected by BNB to the extent, and only to the extent, that the failure of BNB to collect such RAL (whether through Direct Deposit or collection from the RAL Customer) is the result of the failure of Block to transmit accurately information as received from the RAL Customer of a Block Office. Provided, however, BNB must first show that diligent and timely efforts were made to make such collections, such efforts to include an initial contact of the RAL Customer within 45 days after the clearance of the
RAL check to BNB. Such initial contact may consist of the sending of a first collection notice to the RAL Customer and reasonable efforts thereafter to effect collection. All amounts, if any, owed by Block under this section shall be paid to BNB in one lump sum within 60 days after BNB verifies that the failure of collection was caused by failure of Block to transmit accurately the Information. Block shall have no obligation to BNB if the failure of collection is due to either the RAL Customer or its Block's participating franchisee giving Block inaccurate Information.

           1.10 Proprietary and Confidentiality Rights of The Parties. Each of the parties is informed and acknowledges that implementation and operation of the service of offering of RALs and RACs, (the "RAL Program") described in this Agreement will involve the use of certain systems, computer programs and/or other data including business information or trade secrets ("Proprietary Information") that are proprietary to the respective parties. Such Proprietary Information shall be identified as "confidential" or "proprietary" by the respective parties. Each party will retain in confidence all Proprietary Information received in connection with this Agreement and limit access to or disclosure of such Proprietary Information received in connection with this Agreement solely for the purpose of operation of the RAL Program under this Agreement.

           To this end, the recipient will employ the same degree of care to avoid disclosure of such information that it employs with respect to its own information deemed confidential. Such obligation of confidentiality shall not extend to any information which is shown to have been known by the receiving party prior to disclosure to it by the other party or parties hereto or generally known to others engaged in the same trade or business as the furnishing party, or that is or shall become part of public knowledge or the literature through no act or omission by the receiving party or its directors, officers, employees, professional advisors or other representatives, or that shall have been lawfully received by the receiving party from a third party other than professional advisors and other representatives; provided however Tax Masters and BNB upon obtaining appropriate consents from RAL and RAC Customers may share any data from such Customer's federal and/or state income tax returns and RAL and RAC Customer credit applications with any of their affiliated or associated companies.

          1.11 Providing RAL and RAC Customer Returns. For collection purposes, Block shall provide BNB with a copy of each RAL Customer's electronically filed Return in the format prescribed by the IRS promptly after the RAL Application is transmitted to Tax Masters but in no event later than May 30th following such Tax Period as defined below. Should interactive processing not be available, such transmission shall only be made after interactive processing is available or in one batch delivery or transmission not later than May 30 following each Tax Period. In the event BNB needs any RAL Customers' Return for collection purposes prior to May 30 following each year's Tax Period as defined below, then upon BNB's request, and to the extent practicable, Block shall promptly forward such RAL Customers' Returns to BNB.

           1.12 Lost RAL or RAC Checks. If a RAL or RAC check disbursed by any Block Office has become lost, or in the case where the RAL or RAC Customer has not received the check within 14 days after such Customer's check is mailed when BNB is mailing the check in accordance with Section 7.8, Block shall notify BNB to stop payment upon notification from the RAL or RAC Customer that the RAL or RAC Customer has lost or not received such Check. In either case Block shall contact BNB directly to issue a new check and an indemnifying bond in a form satisfactory to BNB which shall be completed by the RAL or RAC Customer holding BNB free from all costs and expenses or other losses in the event both checks are subsequently presented for payment.

          1.13 Compliance with Laws, Rules and Regulations. In connection with Block's preparation of Returns, Block shall comply with all applicable laws, rules and regulations and shall follow all instructions reasonably prescribed by Tax Masters and BNB with respect to the preparation and processing of RAL Applications.

            1.14    Indemnification.   Except  as  otherwise
limited by this Agreement, Royalty and Block shall indemnify, hold harmless and reimburse BNB, Beneficial Franchise and/or Tax Masters and their respective affiliates (whichever has incurred the loss), its officers and directors and employees, for all expenses and costs, including without limitation, attorneys' fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in connection with, any claims, disputes, controversies or litigation arising out of Block's performance of its duties and responsibilities under this Agreement, including, without limitation, liability in connection with loss, alteration, misuse or improper completion of disbursement checks, regardless of by whom caused, after delivery of same to
Block and prior to delivery thereof to the RAL or RAC Customer. Block may retain attorneys of its own selection to represent it at Block's expense. Block shall direct the defense of the claim; provided, however, Block shall not compromise or settle any such claim or action without prior approval of Tax Masters, Beneficial Franchise and BNB, as applicable. If BNB, Beneficial Franchise or Tax Masters is named a party to any action or proceeding for which Block has a duty of indemnification pursuant to this Section 1.14, BNB, Beneficial Franchise and Tax Masters, as applicable, shall have the right to directly defend any such action or proceeding by retaining attorneys of its own selection to represent it at Block's expense. Provided, however, neither BNB, Beneficial Franchise or Tax Masters shall compromise or settle any such claim or action without prior consultation with Block.

2.  RIGHTS, DUTIES AND OBLIGATIONS OF TAX MASTERS.

           2.1 Facilitating RAL Processing. Tax Masters shall act as a facilitator in the processing of RALs between Block and BNB in accordance with the Electronic Data Processing Guidelines set forth on Exhibit II. Tax Masters shall give Block access to the RAL or RAC Customer's data which is described in greater detail in Exhibit III, Information Accessible by Block.

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

          2.4 Indemnification. Except as otherwise limited by this Agreement and as specifically set forth in Section
1.14 with respect to the care and custody of disbursement checks by Block, Tax Masters will indemnify, hold harmless and reimburse Royalty, Block, Beneficial Franchise and/or BNB or their respective affiliates (whichever has incurred the loss), its officers, directors and employees for all expenses and costs, including but not limited to, attorneys' fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in connection with, any claims, disputes, controversies or litigation arising out of any violation of the Federal Truth in Lending Act or Regulation Z of the Federal Reserve Board and other applicable federal and state banking and consumer finance laws and regulations, caused by either Tax Masters or BNB involving any of the preprinted terms and disclosures set forth on the check to RAL customers from BNB, relating to the procedures for applying for or obtaining RALs, relating to cross-collections involving RAL customers or customers of other financial institutions, or relating to the RAL Applications or in any other manner relating to Tax Master's duties and responsibilities under this Agreement. Tax Masters may retain attorneys of its own selection to represent it at Tax Masters' own expense. Tax Masters shall direct the defense of the claim; provided however, Tax Masters shall not compromise or settle any claim or action without the prior approval of Block,
Beneficial  Franchise  or  BNB, as  applicable.   If  Block,
Beneficial Franchise or BNB is named a party to any action or proceeding for which Tax Masters has a duty of indemnification pursuant to Section 2.4, Block, Beneficial Franchise or BNB, as applicable, shall have the right to directly defend any such action or proceeding by retaining attorneys of its own selection to represent it at Tax Masters' expense. Provided, however, neither Block, Beneficial Franchise nor BNB shall compromise or settle any such claim or action without prior consultation with Tax Masters.

           2.5 Clearing Account. At all times during the terms of the Agreement, and for a period of 180 days after its termination, Tax Masters shall maintain a segregated, ear-marked deposit account at BNB ("Deposit Account") containing sufficient funds for purposes of charging against the Deposit Account any RAL or RAC disbursement check in connection with BNB's approval of a RAL or RAC to a RAL or RAC Customer of Block. BNB shall inform Tax Masters daily of the total amount of RAL or RAC or disbursement checks issued and Tax Masters shall transfer the appropriate amount to the Deposit Account which will be transferred to the
Clearing Account when checks are paid by BNB. On Tax Master's request, BNB shall send supporting documentation to Tax Masters with respect to any debit to the Clearing Account established under this Section 2.5 of this Agreement.

          2.6 Review of Marketing and Collection Materials. At Block's request, and in all cases where Tax Master's, BNB's or Beneficial Franchise's name or tradenames are used in such materials, Tax Masters and BNB shall review the marketing materials in question and shall make reasonable efforts to comment upon such materials within two (2) weeks of receipt thereof. At BNB's request and in all cases if Block's name or tradenames are used in the materials, Block shall review the materials in question and shall make reasonable efforts to comment upon the same within two (2) weeks of the receipt thereof. If any such materials describe performance of obligations in connection with the RAL Program required by a party other than the party preparing same, such other party's approval of the materials shall be obtained prior to use thereof. Any collection letters developed by BNB or Tax Masters shall be in a format reasonably acceptable to Block.

           2.7 Review of RAL or RAC Checks and Disclosure Statement. Tax Masters shall review the BNB RAL or RAC checks and disclosure statement developed by BNB and shall approve or modify such checks and disclosure statement to the extent necessary to comply with the Federal Truth in Lending Act and Regulation Z requirements as Tax Masters deems necessary after consultation and agreement with BNB. Tax Masters agrees to provide at its cost such instruments (including the BNB RAL and RAC checks and envelopes containing Block's name on the outside) in accordance with Block's specifications and Section 5.2 below, in order that such instruments are compatible with Block's processing equipment and standards of trademark usage.

           2.8 Purchase of RAL Accounts. In consideration of the payment by Tax Masters for a RAL in an amount previously deposited by Tax Masters for such RAL to BNB into the Deposit Account and transferred from the Deposit Account to the Clearing Account, Tax Masters may purchase upon presentment of the RAL check any unpaid BNB RAL Account as defined below in Section 3.1. Such purchase by Tax Masters shall be without recourse to BNB.

3.  RIGHTS, DUTIES AND OBLIGATIONS OF BNB.

          3.1  Establishment of RAL and RAC Accounts and
Making of Loans.
            (a) Establishment of Accounts. Except as otherwise limited by this Agreement, BNB shall process RAL and RAC applications (for the 1999 Tax Period and subsequent Tax Periods during the term of this Agreement) and provide RALs and RACs (for the 1999 Tax Period and subsequent Tax Periods during the term of this Agreement) with respect to such applications received electronically from Block according to BNB's credit criteria, within the same day of BNB's receipt; provided, however, in either case, such applications must be received by BNB by 9:00 a.m. Eastern Standard or Daylight Savings Time (as the case may be). BNB shall establish an account ("RAL Account") for the RAL and RAC Customer and shall have the right to offset against the RAL and RAC all sums received from the IRS or state taxing authorities which are deposited in the RAL Account in connection with such RAL or RAC Customer's refund up to the amount of the RAL or RAC inclusive of any Transaction Fee or other fees or charges. In the event that a RAL Customer is mailed a refund check rather than receiving the refund electronically in the RAL Account, or receives a refund less than the amount anticipated, BNB shall have the right under the RAL Check Loan Agreement with the RAL Customer to be paid directly by such Customer. BNB may modify such check from time to time to comply with regulatory requirements.

            (b)    Making  of  Refund  Anticipation   Loans.
Notwithstanding the foregoing, BNB is not obligated to make a loan to a RAL Customer until such Customer's RAL Application is approved by BNB in accordance with its credit criteria. Subject to its credit criteria and approval of the loans as aforesaid, BNB shall make RALs to all customers who make applications for same at, or whose tax return or RAL Application is processed through, any Block office. Notwithstanding any other provision of this Agreement to the contrary, BNB shall make such RALs or RACs on terms and provide a level of services to RAL and RAC customers which are reasonably competitive with the terms and level of services offered by at least one or more Other RAL Lenders (as defined below) to Other RAL Lenders' customers. In establishing such reasonably competitive terms, BNB shall in its good faith judgment design a RAL Program that balances the need for high volumes with adequate fee pricing to generate optimum RAL Program revenues. If Block notifies BNB on or after January 1, but on or before October 1 of any year during the term hereof that the terms pursuant to which BNB makes loans to RAL customers, or the level of services provided to RAL customers, are not reasonably competitive with the terms or level of services being offered or to be offered by at least one or more Other RAL lender which makes RALs or RACs similar to those contemplated by this Agreement ("Other RAL Lenders"), BNB shall modify the RAL Program, or the level of services provided to such customers in a manner which makes such terms and level of services reasonably competitive with the terms and level of services offered by at least one or more Other RAL Lender(s), and such modification shall be made effective for the first full Tax Period following such notification. If such notification is given to BNB after October 1 of any year during the term hereof, then BNB shall not be required to modify its program as described above, if such modification cannot reasonably be made more promptly, until the commencement of the second full Tax Period which begins after such notification.

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

            3.3 Replacement RAL and RAC Checks. In connection with section 1.12 relating to lost checks, Block shall issue a BNB replacement check to the RAL or RAC Customer upon receipt from BNB of an electronic approval to issue such check within twenty-four (24) hours after receiving an electronic indication from Block that Block has in its possession an indemnifying bond executed by the RAL or RAC Customer. Such electronic indication shall constitute a conclusive presumption of receipt by Block of such indemnifying bond and Block shall indemnify and hold BNB and Tax Masters harmless from any loss in the event such indemnifying bond is lost or has in fact not been obtained.

           3.4 Annual Establishment of RAL and RAC Fee and Credit Criteria. BNB shall in its exclusive discretion establish the RAL and RAC Fee and credit criteria used by BNB in the RAL Program and shall set forth such RAL and RAC Fee and credit criteria on Schedules I and II.

           3.5  Compliance with Laws, Rules and Regulations.
In connection with RAL Applications and the procuring, processing and extension of RALs, BNB shall comply with all applicable laws, rules and regulations.

          3.6 Indemnification. Except as otherwise limited by this Agreement and except as specifically set forth in
Section  1.14  with  respect to  the  care  and  custody  of disbursement checks by Block, BNB will indemnify, hold harmless and reimburse Tax Masters, Beneficial Franchise, Royalty and Block or their respective affiliates (whichever has incurred the loss), its officers, directors and employees for all direct out-of-pocket expenses and costs, including but not limited to, attorney's fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in connection with, any claims, disputes, controversies of litigation arising out of the failure of BNB to perform its duties and responsibilities under this Agreement. BNB may retain attorneys of its own selection to represent it at BNB's expense. BNB shall direct the defense of the claim;
provided, however, BNB shall not compromise or settle any claim or action without the prior approval of Block and Tax Masters. If Block, Tax Masters or Beneficial Franchise is named a party to any action or proceeding for which BNB has a duty of indemnification pursuant to this Section 3.6, Block or Tax Masters, as applicable, shall have the right to directly defend any such action or proceeding by retaining attorneys of its own selection to represent it at BNB's expense. Provided, however, neither Block nor Tax Masters nor Beneficial Franchise shall compromise or settle any such claim or action without prior consultation with BNB.

4.  RIGHTS, DUTIES AND OBLIGATIONS OF BENEFICIAL FRANCHISE.

          4.1 Licenses. Beneficial Franchise hereby grants to Block a nonassignable, nonexclusive right and license under U.S. Patent No. 4,890,228 and U.S. Patent No.5,193,057 ("Patent Rights") to use any data processing system or any method falling within the scope of any claim of the Patent Rights. Beneficial Franchise also grants to Block the exclusive right to grant sublicenses to use any data processing system or method falling within the scope of any claim of the Patent Rights to any person or entity which is involved in the processing of RALs or RACs (whether through electronic filing, or the taking, presenting or handling of applications for RALs or RACs) but only to the extent that the RAL or RAC is processed in any manner through an electronic filing system majority owned or operated by Block or used by any Block Office for a substantial portion of such office's electronic filings. Such person or entity shall hereinafter be referred to as a "Block RAL Processor". Block agrees to grant such a sublicense to any Major Franchisee of Block which selects BNB to make RALs to customers of offices of such Major Franchisee or Satellite Franchisees of such Major Franchisee. Any sublicense granted by Block shall contain provisions corresponding to those of this Agreement regarding termination of Block's license under Patent Rights and shall not include the right to sublicense other parties. Beneficial Franchise hereby waives and fully releases Block and any Block RAL Processor from any claims for infringement of Patent No. 4,890,228 and Patent No. 5,193,057 arising from RALs or RACs made prior to or during the terms of Block's rights under the license granted in this Section.

           4.2 Warranties. Beneficial Franchise represents and warrants that it is the owner of Patent Rights and has the right to grant the rights and licenses described herein. BENEFICIAL FRANCHISE MAKES NO WARRANTIES, EXPRESS OR IMPLIED, REGARDING THE SUBJECT MATTER OF THESE LICENSES.

          4.3 Indemnification. Except as otherwise limited by this Agreement and as specifically set forth in Section
1.14 with respect to the care and custody of disbursement checks by Block, Beneficial Franchise will indemnify, hold harmless and reimburse Tax Masters, BNB, Royalty and Block or their respective affiliates (whichever has incurred the loss), its officers, directors and employees for all direct out-of-pocket expenses and costs, including but not limited to, attorneys fees, judgments, penalties, payments of other direct expenses and payments in settlement or other disposition of, or in connection with, any claims, disputes, controversies or litigation arising out of the failure of Beneficial Franchise to perform its duties and responsibilities under this Agreement or for any claims, disputes, controversies or litigation arising out of or involving Patent Nos. 4,890,228 and 5,193,057. Beneficial Franchise may retain attorneys of its own selection to represent it at Beneficial Franchise's expense. Beneficial Franchise shall direct the defense of the claim; provided, however, Beneficial Franchise shall not compromise or settle any claim or action without the prior approval of Block, BNB and Tax Masters. If Block, BNB or Tax Masters is named a party to any action or proceeding for which Beneficial
Franchise  has  a duty of indemnification pursuant  to  this
Section 4.3, BNB, Block or Tax Masters, as applicable, shall have the right to directly defend any such action or proceeding by retaining attorneys of its own selection to represent it at Beneficial Franchise's expense. Provided, however, neither Block, BNB nor Tax Masters shall compromise or settle any such claim or action without prior consultation with Beneficial Franchise.

           4.4 Expiration of Licenses. Block's licenses under Section 4.1 above shall run until the termination of this Agreement in accordance with Section 6.3, except under those circumstances, set forth in Section 6.3, pursuant to which the licenses shall survive the termination of this Agreement ("Survival Provisions"). Except for termination pursuant to the Survival Provisions, termination of Block's licenses under the Patent Rights shall terminate any sublicenses granted by Block.

5.  LICENSE AND SUBLICENSE TO BNB AND TAX MASTERS OF CERTAIN
RIGHTS; CERTAIN EXPENSES; BLOCK COMPENSATION.

           5.1   Sublicense of Rights Under  Patent.   Block
hereby grants to BNB and Tax Masters a non-exclusive and non-assignable right and license under the Patent Rights to use any data processing system or any method falling within the scope of any claim of the Patent Rights in connection with
the  making  of  RALs and issuing of RACs to  any   customer
which uses a Block Office for electronic filing of a federal tax return.

          5.2 License of Trademarks. Royalty hereby grants to BNB and Tax Masters a non-exclusive and non-assignable right and license to use the name and trademarks "H & R Block" and such other marks that Block may from time to time designate for use in connection with the RAL Program (collectively, the "Licensed Marks") in connection with the making and processing of RALs and RACs for RAL customers. Neither BNB nor Tax Masters shall use either of such trademarks for any purpose except the purposes specifically set forth herein. Any use of either Licensed Mark and all good will generated thereby shall inure to the benefit of Royalty. All uses of the Licensed Marks shall be approved in advance by Royalty and shall be at all times in compliance with any standards which Royalty may impose in writing from time to time regarding such use. All rights in and to the Licensed Marks which are not specifically granted to BNB and Tax Masters shall remain with Royalty. BNB and Tax Masters shall cooperate with Royalty in the protection and defense of the Licensed Marks and in the prosecution, at Royalty's sole option, of infringers of the Licensed Marks. Neither BNB nor Tax Masters shall register or seek to register any trademark, logotype or commercial symbol used by either of them in the exercise of the rights licensed under this Section or sublicensed by Royalty to BNB and Tax Masters pursuant to the immediately preceding section of this Agreement. Royalty waives and releases BNB and Tax Masters from and against, any and all claims of liability arising in any manner from the use by BNB or Tax Masters of either of the Licensed Marks prior to the date hereof.

           5.3 Access to Offices. Block hereby grants to BNB and Tax Masters access to the Block offices (to the extent it is able to do so with respect to Block's satellite franchisees) for the purpose of assisting and facilitating the operation of the RAL Program at such Block offices. Access pursuant to this Section shall be approved in advance by Block according to a procedure mutually agreed upon by Block and BNB on or before August 1 of each year during the term hereof.

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

          5.5 License Fees. In consideration of the rights granted in Sections 5.1-5.3 above, and in consideration of the expenses incurred by Block described in Section 5.4 above, all of which expenses are either directly or indirectly incurred for the benefit of BNB and Tax Masters, BNB shall pay to Block a License Fee for each RAL approved by BNB during each tax season that is originated out of a Block Office through which RALs are made by BNB pursuant to this Agreement. Such License Fee shall be in the amount of $9.00 for each such approved RAL. In addition, BNB shall also pay to Block a License Fee of $5.50 for each RAC issued by BNB out of a Block Office through which RACs are issued by BNB pursuant to this Agreement during each tax season. The License Fees shall be paid by credit to Block's account in accordance with Section 3.2 above. The Licenses and access granted by Block to BNB and Tax Masters shall terminate upon termination of this Agreement for whatever reason.

6.    TERM;  ANNUAL  DETERMINATION  OF  RAL  AND  RAC  FEES;
TERMINATION;
    EFFECT OF TERMINATION.

          6.1 Term of Agreement; Renewal. The term of this Agreement ("Term") shall commence as of July 19, 1996 and shall expire on June 30, 2006. In the event this Agreement has not been sooner terminated as set forth in Section 6.3 below, the parties agree to review prior to each Tax Period, the RAL Program with a view toward entering into reasonable, good faith discussions concerning revisions to the relationship represented by the terms hereof, between Block Financial Corporation, Block, Tax Masters, Beneficial Franchise and BNB regarding the making of RALs and issuing of RACs. Such revisions, if any, shall be upon such terms as are mutually agreeable to the parties thereto. If such revisions are not agreed to, this Agreement shall continue on such terms and conditions as are set forth herein.

           6.2 Annual Determination of RAL and RAC Fees and Credit Criteria. BNB shall annually in its sole discretion establish its RAL and RAC fees to be paid by each RAL and RAC customer. BNB shall initially decide upon its RAL and RAC fees no later than August 15 of each year ("Initial RAL and RAC Fees") with the actual final RAL and RAC fees to be established by BNB no later than September 15 of each year ("Final RAL and RAC Fees").

           BNB shall decide initially on its RAL credit criteria no later than August 15 of any year during the Term ("Initial Credit Criteria") and shall establish final credit criteria ("Final Credit Criteria") together with the qualifying procedures on Exhibit A no later than September 15 of such year for the ensuing Tax Period ("Final Credit Criteria").

           BNB shall provide to Block as Schedule I to this Agreement, the Initial Credit Criteria and the Initial RAL and RAC Fees. Such Schedule may be updated by BNB on or before September 15 of each year.

           On or before September 15 of each year BNB agrees to provide to Block as Schedule II to this Agreement the Final Credit Criteria and the Final RAL and RAC Fees for the ensuing Tax Period provided, however, that in the event that significant external events or occurrences beyond BNB's control become known to BNB at any time after BNB's determination of its Final Credit Criteria and Final RAL and RAC Fees each year that are likely to affect materially net RAL and RAC revenues of BNB for that year, BNB may after discussion with Block, and upon not less than 10 days (2 days during any Tax Period) notice to Block promptly modify the RAL program Final Credit Criteria or Final RAL and RAC Fees but only to an extent which is reasonable under the circumstances, and only until the effect of such event or occurrence ends or until the end of the first Tax Period in which such event or occurrence has or is likely to have the above-described effect.

          6.3  Termination and Cure.

           (a) Termination. Any party may at its option terminate this Agreement upon ten (10) days prior written notice to all other parties if (i) any other party is in material default in the performance of any of its obligations or duties under this Agreement and the party in default shall fail to commence cure within such 10-day period or shall fail thereafter diligently to prosecute a cure to completion within a reasonable time thereafter, which reasonable time shall be based on the nature of the default and the steps required to cure, but which in all events shall not exceed 45 days from the notice of default (or 10 days from the notice of default during a Tax Period), provided, however, that in all events any such cure must be accomplished without substantial unreimbursed expense or damage to any other party by reason of the cure; (ii) the IRS and/or state taxing authority withdraws or materially changes the implementing revenue procedures sanctioning RALs or RACs to the substantial detriment of that party; (iii) the operation of the RAL Program or the electronic filing program is made infeasible or impractical by (x) legal or regulatory determinations, enactments or interpretations or
(y) significant external events or occurrences beyond that party's control provided that the parties shall first mutually endeavor in good faith to employ reasonable efforts to modify the program in a manner resolving the problems caused by such legal, regulatory, or significant external events or occurrences.

           In the event that this Agreement is terminated by any party on the basis of clause (i) if the party in default is Block, clause (ii) or clause (iii), the non-exclusive license provided to Block by Beneficial Franchise shall terminate effective upon the date of termination of this Agreement. If this Agreement is terminated on the basis of clause (i) if Block is not the party in default, the license provided by Beneficial Franchise to Block under Section 4.1 and the right to sublicense under Section 4.1 shall survive such termination.

           (b) Certain Cure. For purposes of Section 6.3(a), if the default with respect to which Block gives notice of termination is the failure or inability of BNB to make RALs or RACs as required by this Agreement, then cure shall be accomplished, and no termination of this Agreement shall result to the extent that BNB arranges for a substitute performance by another RAL Lender or RAC issuer, and such other RAL Lender or RAC issuer commences, within the appropriate cure period set forth in Section 6.3(a) (45 days, or 10 days during the Tax Period), to make the RALs and issue RACs which BNB was unable to do. Block and BNB shall use their respective best efforts in attempting to arrange for such substitute performance. The provisions of this Section 6.3(b) shall not relieve BNB or Tax Masters of its or their obligation to (i) diligently complete cure under Section 6.3(a) so that BNB can again make RALs and issue RACs notwithstanding substitute performance under this
Section  6.3(b)  in  the interim by  an  Other  RAL  Lender;
and(ii) compensate Block for expenses and damages as described in Section 6.3(a). Also, the provisions of this
Section 6.3(b) shall not be used by BNB or Tax Masters to avoid the provisions of Section 7.5 dealing with assignment of rights and obligations under this Agreement.

            6.4    Effect   of   Termination.    After   any
termination, the RAL and RAC accounts established by BNB will continue to be the property and responsibility of BNB.
Termination shall not affect existing obligations

           6.5 Return of Proprietary Information. Upon termination of this Agreement, the parties will return to any furnishing party all Proprietary Information received in connection with this Agreement and certify in writing to such furnishing party that such receiving party has not retained any copies of such proprietary or confidential information.

7.  MISCELLANEOUS.

           7.1 Offering of RALs and RACs. Block, through Company-owned or participating Satellites shall not offer directly or indirectly any RALs or RACs (except that in the case of RACs the restriction set forth in this section shall not apply until after tax season 1998) to any of its customers except in connection with a RAL Program offered by or through Tax Masters and/or BNB and Block respectively or through Company owned or participating franchises. In the event Tax Masters and/or BNB offers its RAL Program to subscribers other than Block with a RAL or RAC fee less than that offered in BNB's RAL program with Block, BNB shall provide RALs or RACs in conjunction with its RAL Program with Block at the same or lower RAL or RAC fees offered in conjunction with such other subscribers.

           Block agrees that for each Tax Period of this Agreement, BNB will be the RAL lender and RAC issuer (except as to RACs noted above in this Section 7.1) for 100% of the Block company-owned offices. Block shall use reasonable good faith efforts to cause BNB to be the RAL lender and RAC issuer for 100% of Block's satellite franchisees (which by definition excludes Block's "Major" franchisees and subfranchisees of "Major" franchisees), but Block cannot assure or guarantee that any such satellite will use a particular RAL lender or RAC issuer.

           7.2 Audit Rights of the Parties. Each party agrees that they will each make the applicable files, books and records available to the nationally recognized firm of independent certified public accountants of the other parties as such party may reasonably request in connection with any of the requirements to be completed or payments to be made under this Agreement.

           7.3 Other Agreements. Each party warrants that its execution of this Agreement does not constitute a violation of any agreement or relationship to which it is a party.


          7.4 Use of Name; Agency. Except as otherwise set forth herein, Tax Masters, Beneficial Franchise, Royalty, Block and BNB agree not to use the trade names or service marks of any other party without the other party's express written consent. This Agreement does not establish or create a joint venture among the Block Companies and Beneficial Companies and the employees, agents or representatives of the respective parties are not the partners, agents or representatives of each other. The Beneficial Companies and Beneficial Management Corporation agree to the use by Block during the term of this Agreement of the trademark "Because it's your money" in connection with Block's tax preparation and RAL Program and other products offered by Block from time to time and related advertising; except that with respect to such other non-tax related products of Block if BNB or its affiliates are using such trademark in connection with products that are comparable to Block's (and not part of a joint offering with Block), Block shall obtain prior approval from BNB or its affiliates as the case may be for the use of such trademark.

           7.5 Assignment. Except as set forth in Section 6.3(b), performance under this Agreement may only be assigned by either Block, Tax Masters, Beneficial Franchise or BNB with the prior consent of the other parties upon thirty (30) days prior written notice. Such consent shall not be unreasonably withheld.

          7.6 Litigation. In the event of litigation among the parties with respect to this Agreement, the prevailing party shall be entitled to reasonable attorney's fees from the losing party or parties, including such fees incurred during any such litigation on appeal.

           7.7 Excusable Delays. If BNB's, Beneficial Franchise's, Tax Masters', Royalty's or Block's performance of any of the obligations hereunder is prevented, restricted or interfered with by reason of fire, or other casualty or accident; strikes or labor disputes, war or other violence; any law, order, proclamation, regulation, ordinance, demand, or requirement of any government agency; or any act or condition whatsoever beyond their reasonable control (provided however, the failure of any computer hardware, software, or communication system maintained by BNB in connection with the RAL Program, shall not be "excused" under this Section, to the extent such failure is not caused by or the result of any of the above-mentioned factors or conditions), BNB, Beneficial Franchise, Tax Masters, or Block upon giving prompt notice, shall be excused from such performance to the extent of such prevention, restriction or interference; and same shall not therefore constitute a default of this Agreement, provided, however, BNB, Beneficial Franchise, Tax Masters, and Block shall use reasonable efforts, including, without limitation, the best efforts referred to in Section 6.3(b) to arrange for substitute performance, to avoid or remove such causes of non-performance and shall continue performance hereunder whenever such causes are removed.

           7.8 Contingent Issuing of Checks by BNB. In the event it becomes infeasible due to events or occurrences beyond the parties control for Block Offices to issue RAL or RAC disbursement checks directly to the RAL or RAC Customer, then the parties agree that BNB shall issue such checks directly to the RAL or RAC Customers. If any check is mailed by BNB, BNB shall mail the check to the Customer within the same day of BNB's receipt of the Customer's application provided, however, in either case, such applications must be received by BNB by 9:00 a.m. Eastern Standard or Daylight Savings Time (as the case may be).

          7.9 Disclaimers. TAX MASTERS, BENEFICIAL FRANCHISE, BLOCK, AND BNB'S OBLIGATIONS UNDER THIS AGREEMENT ARE IN LIEU OF ALL WARRANTIES, EXPRESS OR IMPLIED, EXCEPT AS OTHERWISE PROVIDED IN SECTION 1.7 WITH RESPECT TO BLOCK'S CARE AND CUSTODY OF THE DISBURSEMENT CHECKS, NEITHER TAX MASTERS, BENEFICIAL FRANCHISE, BNB, NOR BLOCK WILL BE LIABLE FOR INCIDENTAL, SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES, LOSS OF PROFITS OR INCOME, LOSS OF USE OR OTHER BENEFITS ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR THE SERVICES PERFORMED HEREUNDER. PROVIDED, HOWEVER, WITH RESPECT TO BLOCK'S RESPONSIBILITIES UNDER SECTION 1.7, THE PARTIES AGREE THAT BLOCK WILL NOT BE LIABLE FOR INCIDENTAL, SPECIAL, OR INDIRECT DAMAGES BUT WILL BE LIABLE FOR ANY INTEREST CHARGES. It is the responsibility of Block to ensure that all of its files are adequately duplicated and documented. Tax Masters will not be responsible for failure to so do, nor for the cost of reconstructing data stored on disc files, tapes, memories, etc. lost during the course of performance of the services provided for in this Agreement.

         7.10   Applicable  Law.   This  Agreement  will  be
governed by and interpreted in accordance with the laws of the State of Delaware.

           7.11 Notices. All notices required or permitted to be given under this Agreement shall be in writing and shall be given by registered or certified mail, return receipt requested, addressed to each as follows:

         If to Block            H & R Block Tax
         to:                    Services, Inc.
                                4400 Main Street
                                Kansas City, Missouri  64111
                                Attn:  Thomas L. Zimmerman

         If to BNB to:          Beneficial National Bank
                                P.O. Box 1551
                                Wilmington, DE  19899-1551
                                Attn:  President
                                and Wheeler K. Neff
                                   Senior Vice President

         If to Beneficial       Beneficial Tax Masters Inc.
         Franchise or Tax       200 Beneficial Center
         Masters to:            Peapack, New Jersey  07977
                                Attention:  Ross N. Longfield

           Any party may change the address to which it desires notices to be sent by giving the other parties ten
(10) days prior notices of any such change.

           Any notice shall be deemed given upon its receipt by the party to whom the notice is addressed.

           7.12 Other Financial Services. Block agrees to consult with BNB regarding financial products and services created by Block or BNB or their affiliates that may be offered through Block's company-owned tax offices. In the event Block determines to introduce a financial product or service provided by a third party (other than a direct or indirect subsidiary of H&R Block, Inc.) through company-owned tax offices (a "Third-Party Product"), Block agrees to consult with BNB regarding such Third-Party Product and negotiate in good faith with BNB (or an affiliate of BNB) for BNB (or such affiliate) to offer and provide such Third-Party Product through Block's company-owned tax offices. Notwithstanding the foregoing sentence, this Section 7.12 shall not apply to any Third-Party Product with respect to which (i) Block (or its affiliates) are conducting discussions within the six-month period ending on the date of this Agreement or (ii) a third party approached Block or its affiliates and initiated discussions concerning such Third-Party Product subject to the terms of a confidentiality agreement between Block (or its affiliates) and such third party; provided that, to the extent permitted by any applicable confidentiality agreement (as determined by Block (or its affiliates) in its or their sole discretion), Block will consult with BNB (or its affiliates) regarding such Third-Party Product.

           7.13 Severability. If any provision of this Agreement, BNB's compensation to Block, BNB's Credit Criteria or BNB's RAL or RAC Fees charged to customers of Block, shall for any reason be held invalid, illegal or unenforceable, same shall not affect the validity of this Agreement or any other provision hereof and this Agreement shall be interpreted and construed as if such provision to the extent invalid, had not been contained herein. The parties shall in good faith endeavor to redesign the RAL program or the terms hereof in a manner consistent with the intent of this Agreement before terminating this Agreement pursuant to this Section.

           7.14   Entire Agreement.  Except as  provided  in
Section 2.2 and Section 5.6, this Agreement supersedes the August 1991, December 1994 and January 1996 Agreements between the parties and represents the entire agreement between the parties with respect to the subject matter set forth herein and each party warrants and represents that there are no oral understandings between or among them or other written documents that differ from the terms and conditions of this Agreement. This Agreement may be modified only by a written agreement, signed by all of the parties.

           The parties have executed and delivered this Agreement as of the day and year first above written.


ATTEST:                    BENEFICIAL NATIONAL BANK
/s/ Daniel E. Fleming      By:/s/ Wheeler K. Neff
                           Wheeler K. Neff
                           Senior Vice President


ATTEST:                    BENEFICIAL TAX MASTERS INC.
/s/ Janice L. Lewis        By:/s/ Ross N. Longfield
                           Ross N. Longfield, President


ATTEST:                    BENEFICIAL FRANCHISE COMPANY INC.
/s/ Janice L. Lewis        By:/s/ Elizabeth A. Dawson
                              Elizabeth A. Dawson
                           Vice President & Secretary


ATTEST:                    H & R BLOCK TAX SERVICES, INC.
/s/ Steven A. Christiansen    By:/s/ Thomas L. Zimmerman
                           Thomas L. Zimmerman, President


ATTEST:                    HRB ROYALTY, INC.
/s/ Steven A. Christiansen    BY:/s/ Thomas L. Zimmerman
                           Thomas L. Zimmerman, President



                                               Exhibit 10(c)


REFUND ANTICIPATION LOAN PARTICIPATION AGREEMENT

		THIS REFUND ANTICIPATION LOAN
PARTICIPATION AGREEMENT (this "Agreement"), dated as of
July 19, 1996, is made by and among BLOCK FINANCIAL
CORPORATION, a Delaware corporation ("BFC"), BENEFICIAL
NATIONAL BANK, a national banking association ("BNB"), and Beneficial Tax Masters, Inc., a Delaware corporation ("Tax
Masters").

                     Recitals:

		A. BNB and Tax Masters are parties to that certain Refund Anticipation Loan Operations Agreement with Beneficial
Franchise Company, Inc., H&R Block Tax Services, Inc. ("Tax
Services") and HRB Royalty, Inc. ("Royalty") of even date herewith
(the "RAL Operations Agreement"), pursuant to which BNB is to make refund anticipation loans to customers of both Tax Services and its affiliates and certain franchisees of Royalty and its affiliates.

		B. The parties hereto desire to enter into certain agreements relating to the purchase by BFC (or an affiliate banking institution) of a participation in refund anticipation loans made by BNB, and refund anticipation checks issued by BNB, to customers of both Tax Services and its affiliates and certain franchisees of Royalty and its affiliates.

		The parties hereto, intending to be legally bound, hereby agree as follows:

                             ARTICLE I
                            DEFINITIONS

		Section 1.1.	Definitions. As used in this
Agreement, the following terms shall have the meaning set forth below:

		"Accrual Period" shall have the meaning set forth in
Section 2.4(b) of this Agreement.

		"Adjustment Date" shall have the meaning set forth in Section 2.4(c).

		"Affiliate" of any Person shall mean any other
Person controlling, controlled by or under common control with such Person.

		"Applicable Percentage" shall mean percentage set forth in for a particular Tax Period in Section 2.5.

		"Applicable Tax Period" shall mean any of the ten consecutive Tax Periods commencing with and including the Tax
Period beginning January 1, 1997 and ending with and including the Tax Period beginning January 1, 2006.

		"Average Refund Balance" shall have the meaning set forth in Section 2.4(b) of this Agreement.

		"BFC"  shall mean Block Financial Corporation, a
Delaware corporation.

		"BNB" shall mean Beneficial National Bank, a national banking association.

		"Base Purchase Price" shall have the meaning set forth in Section 2.3(a).

		"Block Office" shall mean an office that operates under the "H&R Block" name and is open to the public for the preparation of tax returns.

		"Budget Period" shall mean, with respect to any Tax Period, the period from January 1 before the commencement of such Tax Period to and including the following December 31.

		"Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banking institutions in Wilmington, Delaware are authorized or obligated by law or executive order to be closed.

		"CPI" shall mean the index known as United States
Department of Labor, U.S. Bureau of Labor Statistics, Consumer
Price Index, United States City Average, All Items (1982-84=100), or if discontinued, the successor index that most closely approximates the foregoing index.

		"Claim" shall have the meaning set forth in Section
6.2.

		"Closing Date" shall mean with respect to a Participation Interest, the date on which such Participation Interest is sold to BFC pursuant to this Agreement.

		"Collections" shall mean (i) all finally collected funds received by BNB or Tax Masters and applied to the Participated
Pool RALs, whether such finally collected funds arise from receipt of cash, checks, wire transfers, ATM transfers, exercise of rights of offset or other form of payment, (ii) promissory notes and/or other evidence of indebtedness accepted by BNB or Tax Masters from or on behalf of Obligors in payment of Participated Pool RALs (in which case such Collection shall be deemed to be received by BNB or Tax Masters for purposes of this Agreement on the Business
Day on which such promissory note or evidence of indebtedness was received by BNB or Tax Masters) and (iii) all fees charged by BNB to customers of Block Offices for issuing Pool RACs (in which case such Collection shall be deemed to be received by BNB for purposes of this Agreement on the Business Day on which such RAC is delivered to the customer).

		"Corporate Pool RAL" shall have the meaning given such term in the definition of "Pool RAL."

		"Corporate Satellite" shall mean a Person authorized directly by Tax Services (or an Affiliate of Tax Services) pursuant to a satellite franchise agreement to operate a Block Office.
"Corporate satellite" does not include a Person authorized by a Major Franchise Agreement with Block (or an Affiliate of Block) to operate a Block Office and subfranchise others to operate a Block Office within a specified territory.

		"Defaulted Pool RAL" shall mean each Participated Pool RAL with respect to which, in accordance with the RAL
Guidelines and BNB's and Tax Masters' customary and usual servicing procedures for refund anticipation loans, BNB or Tax
Masters has charged off as uncollectible.

		"Eligible RAL"  shall mean each Pool RAL:

		(a) that was created in compliance on the part of BNB, in all material respects, with the RAL Operations
Agreement (or a Major Franchisee RAL Agreement, as the case may be) and the federal Equal Credit Opportunity Act, 15 U.S.C. Section 1691 et. seq.;

		(b) (i) as to which any blank preprinted form of disclosure statement supplied by BNB to the tax preparation office at which such Pool RAL was originated for use in connection with the origination of such Pool RAL complied, as to form (subject to proper completion), with the requirements of the federal Truth-in-Lending Act, 15 U.S.C.
Section 1601 et seq. ("TILA") (it being understood that the foregoing shall not be deemed a warranty by BNB that such form has been properly completed) and (i) that was created in compliance with the other requirements of TILA; and

		(c) as to which, at the time of the sale of the Participation Interest in such Pool RAL to BFC, BNB or Tax
Masters had good and marketable title thereto free and clear of all Liens arising under or through BNB or any of its Affiliates.

		"Excluded RAL" shall have the meaning set forth in
Section 5.2.

		"Governmental Authority" shall mean the United
States of America, any state or other political subdivision thereof and any entity exercising executive, legislative judicial, regulatory or administrative functions pertaining to government.

		"Ineligible RAL" shall have the meaning set forth in
Section 4.4(c).

		"Initial Periodic Servicing Fee Percentage" shall mean the Periodic Servicing Fee Percentage initially determined for a particular Budget Period pursuant to Section 2.4(a)(iii).

		"Initial Purchase Price" shall mean the initial purchase price for a Participation Interest to be paid by BFC to BNB as calculated pursuant to Section 2.3 of this Agreement.

		"Lien" shall mean any pledge, hypothecation, assignment, encumbrance, security interest, lien (statutory or other) or other security agreement of any kind or nature whatsoever, including (without limitation) any conditional sale or other title retention agreement having substantially the same economic effect as any of the foregoing.

		"Major Franchisee" shall mean the Person authorized by a major franchise agreement with Tax Services (or an Affiliate of Tax Services) to operate a Block Office and to subfranchise others to operate a Block Office within a specified territory.

		"Major Franchisee Pool RAL" shall have the meaning given such term in the definition of "Pool RAL."

		"Major Franchisee RAL Agreement" shall mean an agreement from time to time between BNB (and/or any one or more Affiliates of BNB) and a Major Franchisee pursuant to which BNB may make refund anticipation loans to customers of Block Offices of such Major Franchisee or its subfranchisees, as the same may be amended, modified or supplemented from time to time.

		"Notifying Party" shall have the meaning set forth in
Section 5.2.

		"Obligor" shall mean, with respect to any RAL, the Person or Persons obligated to make payments to BNB (or an Affiliate of BNB) with respect to such RAL.

		"Origination Fee Adjustment" shall have the meaning set forth in Section 2.3(b) of this Agreement.

		"Origination Fees" shall mean the license fees paid or payable to Tax Services, a Corporate Satellite, a Major Franchisee or a subfranchisee of a Major Franchisee as a result of the making of a Pool RAL or a Pool RAC, which are paid or payable contemporaneously with or shortly after the making of such RAL or Pool RAC.

		"Originator Party" shall mean any Person or entity through whom Pool RALs or Pool RACs are made or serviced, and any other Person or entity that prepares or arranges for the preparation of a tax return for a Pool RAL or Pool RAC customer, or that files, makes or transmits or assists or arranges for the filing, making or transmission of any such tax return, refund request or Pool RAL or Poor RAC or request, or that acts as a network or service bureau in connection with any of the foregoing, or that owns, distributes, licenses or otherwise has an interest in any software or other intellectual property used in connection with any of the foregoing or in any trademark, service mark or brand name under which Pool RALs or Pool RACs are promoted.

		"Participated Pool RAL" shall mean any Pool RAL in which a Participation Interest has been sold to BFC pursuant to
Section 2.1 and has not been reassigned to BNB or Tax Masters or repurchased by BNB or Tax Masters pursuant to this Agreement.

		"Participation Interest" shall have the meaning set forth in Section 2.1 of this Agreement.

		"Periodic Servicing Compensation" for a Budget Period shall be equal to (i) the sum, for all Participated Pool RALs made during the corresponding Tax Period, of the Servicing Adjustments paid by BFC for the Participation Interests corresponding to such Participated Pool RALs, plus (ii) any amount paid by BFC to BNB during such Budget Period pursuant to Section 2.4(c)(i), minus (iii) any amount paid by BNB to BFC during such Budget Period pursuant to Section 2.4(c)(i).

		"Periodic Servicing Fee Percentage" shall mean the Required Servicing Compensation for a Tax Period, divided by the aggregate Principal Amount of Participated Pool RALs made in such Tax Period, as determined initially pursuant to Section 2.4(a) and adjusted from time to time pursuant to Section 2.4(b).

		"Person" shall mean any legal person, including any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, governmental entity or other entity of similar nature.

		"Pool RAC" shall mean any RAC issued by BNB through a Block Office owned by Tax Services, a Corporate
Satellite, a Major Franchisee (or a subfranchisee of a Major
Franchisee) or any of their Affiliates.

		"Pool RAL" shall mean (a) any RAL made by BNB through a Block Office owned by Tax Services, a Corporate
Satellite or either of their Affiliates, pursuant to or under color of (i) the RAL Operations Agreement or (ii) a referral to BNB by Tax
Services, such Corporate Satellite or such Affiliates of an Obligor whose federal income tax return was filed electronically by Tax
Services, such Corporate Satellite or such Affiliates pursuant to a contractual electronic filing arrangement with any other Person (a
RAL described in this subclause (a) may hereinafter be referred to as a "Corporate Pool RAL") and (b) any RAL made during any Tax
Period that is a RAC Service Period, through a Block Office owned by a Major Franchisee or a subfranchisee of a Major Franchisee, pursuant to or under color of (i) a Major Franchisee RAL Agreement or (ii) a referral to BNB by a Major Franchisee (or a subfranchisee of such Major Franchisee) of an Obligor whose federal income tax return was filed electronically by such Major Franchisee (or subfranchisee of such Major Franchisee) pursuant to a contractual electronic filing arrangement between such Major Franchisee (or subfranchisee) and any other Person (a RAL described in this subclause (b) may hereinafter be referred to as a "Major Franchisee
Pool RAL").

		"Principal Amount" of a RAL shall have the meaning given that term in the definition of "RAL."

		"Qualified Expenses" shall mean all direct expenditures incurred in good faith by BNB or any of its Affiliates in connection with ordinary and routine origination and servicing of Participated Pool RALs and Pool RACs or the performance of BNB's and Tax Masters' obligations hereunder (other than the cost of repurchasing Participation Interests as required by Sections 4.3 or 4.4) or the RAL Operations Agreement (or a Major Franchisee
RAL Agreement, as the case may be), including (without limitation) fees and amounts paid or payable to Originator Parties, salaries, employee benefits, data processing costs, depreciation, equipment rent, equipment maintenance, space rent, maintenance, credit reports, legal forms and supplies, non-litigation legal expenses, telephone and telegraph, postage, delivery charges, travel, purchased services and systems, professional and consulting, external staff training and other personnel-related expenses, advertising, sales promotion, collection, systems, systems development, check clearing, cash management, software purchase, licensing or development, fees of licensing service marks, trademarks or other intellectual property, the costs of obtaining the accountant's report obtained pursuant to Section
2.4(f) and data processing expenses; provided, however, that Qualified Expenses shall not include (i) any bad debt expense pertaining to any Participated Pool RAL, (ii) Origination Fees, to the extent duplicative of amounts as to which BFC has paid its proportionate share pursuant to the Origination Fee Adjustment, (iii) any allocated expenses not related directly to the origination of Participated Pool RALs or the making of Pool RACs, the ordinary and routine servicing of Participated Pool RALs or the performance by BNB or any of its Affiliates of BNB's and Tax Masters' obligations under this Agreement or the RAL Operations Agreement (or a Major Franchisee RAL Agreement, as the case may be), whether such expenses are allocated internally by BNB or allocated to BNB by any of its Affiliates, (iv) interest expense incurred by BNB or any of its Affiliates in connection with funding the portion of Participated Pool RALs that was not sold to, and purchased by BFC, (v) any expenses pertaining to BNB's fraud service bureau to the extent
BNB receives reimbursement of such expenses by Persons other than BFC or its Affiliates, (vi) collection costs or expenses with respect to delinquent Participated Pool RALs with respect to which BNB (or any Affiliate of BNB) receives a collection fee pursuant to
Section 3.4, (vii) allocations of corporate overhead expenses (including, without limitation, corporate management salaries and benefits and depreciation of general plant and equipment not specifically related to the origination and servicing of Participated Pool RALs), (viii) any cost or expense for which BNB or its Affiliates are reimbursed by a third party (other than an Affiliate of BNB) (including, without limitation, costs or expenses for which BNB is reimbursed by Tax Services pursuant to the indemnification provisions of the RAL Operating Agreement) or (ix) any expenditures for goods or services procured by BNB or any of its Affiliates that are not related directly to the origination of Participated Pool RALs, the making of Pool RACs or the performance by BNB or any of its Affiliates of its obligations under this Agreement or the RAL Operations Agreement (or a Major
Franchisee RAL Agreement, as the case may be).

		In the event any expenditure that pertains to more than one Budget Period or should be capitalized and amortized or depreciated over more than one Budget Period in accordance with generally accepted accounting principles, such expenditure shall be capitalized and included in Qualified Expenses for a Budget Period only to the extent that such capitalized expenditure is (or should be) amortized or depreciated during such Budget Period in accordance with generally accepted accounting principles.

		Qualified Expenses shall be allocated to Participated Pool RALs for a Budget Period on the following basis (it being understood that, to the extent that the operating unit of BNB or its Affiliates that originates and services RALs and makes RACs also deals with other electronic filing derivative products, BNB shall allocate as Qualified Expenses only the expenses of such unit that are otherwise Qualified Expenses) as it estimates in good faith are allocable to RALs and RACs and not to other electronic filing derivative products): (x) all permitted expenses as described above of BNB and its Affiliates for RALs and RACs of all types (whether or not Pool RALs or Pool RACs) during a Budget Period shall be aggregated, (y) the result shall be divided by the total number of RALs and RACs of all types made by BNB and its Affiliates during the corresponding Tax Period (except that RACs shall not be part of this denominator with respect to a Tax Period that is not a RAC Service Period), and (z) the result shall be multiplied by the number of RALs and RACs made by BNB and its Affiliates during such Tax Period that are Participated Pool RALs and Pool RACs (and such result shall be deemed the Qualified Expenses allocable to Participated Pool RALs and Pool RACs for such Budget Period). An illustrative example of the allocation of Qualified Expenses to Participated Pool RALs and Participated Pool RACs is set forth in Exhibit B attached hereto.

		"RAC" means a check issued by BNB and delivered to a taxpayer pursuant to the Refund Anticipation Check Service.

		"RAC Service Period" shall have the meaning set forth in Section 2.5.

		"RAL" shall mean any refund anticipation loan from time to time made by BNB.

		(a) The "Principal Amount" of a RAL shall mean the aggregate amount paid or payable by BNB to or for the account of an Obligor in connection with a RAL, and shall in any event include (i) the amount of any check issued or authorized to be issued by BNB to the order of any such Obligor, and (ii) any amounts paid or payable by BNB for the account of Obligor to any Originator Party, the Internal Revenue Service or any other Person (whether or not BNB has a right, contingent or otherwise, to withhold or retain any portion of such amount). The "Principal Amount" of a RAL shall not include the financing fee payable by such Obligor to BNB for such RAL. Each of the foregoing elements of a RAL shall be deemed to be made for purposes of this Agreement on the Business Day on which BNB deposits funds into the bank account used by BNB for the disbursement of RALs for such RAL and such fact has been recorded in the computer files BNB uses for administering
RALs.

		(b) "RAL" and "Principal Amount" of a RAL, shall also include any payment made at any time by BNB on any lost, altered or stopped check issued by or on behalf of BNB in connection with a RAL described in paragraph (a) (the
"Underlying RAL") as well as any payment by BNB on any replacement item issued in connection with any such lost or stopped check (or issued in connection with any such replacement item). Payments on any RAL described in this paragraph (b) shall be deemed to be made for purposes of this Agreement on the Business Day when payment is made by BNB on such item and such fact has been recorded in the computer files BNB uses for administering
RALs.

		"RAL Operations Agreement" shall have the meaning set forth in Recital A of this Agreement.

		"RAL Guidelines" shall mean BNB's policies and procedures from time to time relating to the operation of its refund anticipation loan business, including (without limitation) the policies and procedures for determining the credit worthiness of refund anticipation loan customers, the extension of credit to refund anticipation loan customers and relating to the collection and charge off of refund anticipation loans.

		"Reassignment Amount" shall have the meaning set forth in Section 4.3.

		"Reassignment Date" shall have the meaning set forth in Section 4.3.

		"Refund Anticipation Check Service" shall mean a service pursuant to which a check in the amount of a taxpayer's federal income tax refund (less the sum of (i) fees charged for the making of the check, (ii) tax preparation and electronic filing fees and (iii) other properly withheld amounts) is delivered to a taxpayer on account of a direct deposit refund (other than in connection with a RAL made in advance of receipt of the related refund). "Refund Anticipation Check Service" includes the delivery of a direct deposit refund check to a taxpayer in connection with such taxpayer's denied RAL application).

		"Repurchase Value" of a Participated Pool RAL at any time shall mean the Principal Amount of such Participated Pool RAL less any Collections received with respect to such Participated Pool RAL.

		"Required Servicing Compensation" means the amount of compensation BNB is entitled to receive for originating and servicing Participated Pool RALs and Pool RACs for a particular Budget Period as computed pursuant to Section
2.4(a)(iv).

		"Servicing Adjustment" shall have the meaning set forth in Section 2.3(c) of this Agreement.

		"Tax Period" for any year shall mean the period from and including January 1 of such year to and including August 15 of such year.

		"Tax Services" shall mean H&R Block Tax Services,
Inc., a Missouri corporation.

		"UCC" shall mean the Uniform Commercial Code, as amended from time to time, as in effect in any specified jurisdiction.

		"Underlying RAL" shall have the meaning given that term in the definition of "RAL."

		Section 1.2	Other Definitional Provisions. Unless
the context of this Agreement otherwise clearly requires, references to the plural include the singular, the singular the plural and the part the plural. The words "hereof," "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement; and Section and subsection references contained in this Agreement are references to Sections and subsections in this Agreement unless otherwise specified.

                           ARTICLE II
    PURCHASE AND SALE OF INTERESTS IN POOL RALS; PURCHASE PRICE

		Section 2.1.  Purchase and Sale of Participation Interests in Pool RALs.

		(a) Purchase and Sale. Subject to the conditions set forth in this Agreement, BNB and Tax Masters agree to sell to BFC, and BFC agrees to purchase from BNB and Tax Masters, from time to time, an undivided ownership interest in, and in an amount equal to the Applicable Percentage of, all of BNB's and Tax Masters' right, title and interest in and to each Pool RAL hereafter created, including all monies due or to become due with respect thereto and all Collections pertaining thereto and other proceeds
(as defined in the UCC as in effect in the State of Delaware) thereof
(a "Participation Interest"). Subject to the conditions set forth herein BFC agrees to pay for, purchase and accept all Participation
Interests from time to time as provided herein. Except for the representations and warranties expressly made by BNB in this Agreement, Participation Interests (and acquisition thereof by BFC) shall be without recourse to, or representation or warranty by, BNB and Tax Masters.

		(b)  The conveyance by BNB and Tax Masters to
BFC of a Participation Interest in a Pool RAL shall be deemed to occur at the time when BNB receives in full payment from BFC of the Initial Purchase Price in respect to such Participation Interest corresponding to such Participated Pool RAL and all other Participated Pool RALs of BNB arising on the same day. Upon such conveyance, BFC shall be considered to be the owner, to the extent of the Applicable Percentage, of a Participation Interest in such Pool RAL. The parties intend that if and to the extent that any conveyance of a Participation Interest in a Pool RAL is not deemed a sale of a Participation Interest, BNB and Tax Masters shall be deemed to have granted to BFC a security interest in the Participation Interest that was purportedly conveyed and that this Agreement shall constitute a security agreement under applicable law. BNB and Tax Masters agree to execute such financing and continuation statements, for filing in the State of Delaware as BFC may from time to time reasonably request with respect to Participation Interests hereafter created or arising.

		Section 2.2.  Procedure.  Each Business Day not
later than 9:00 a.m., Wilmington time, BNB shall give notice to BFC (which notice may be by telephone) of the number and Principal
Amount of Pool RALs made by BNB on the preceding Business
Day (it being understood that, for such purpose, a Pool RAL shall be deemed to be made at the time set forth in the definition of "RAL" in this Agreement), together with the Initial Purchase Price for the Participation Interest corresponding to such Pool RALs. Not later than 4:00 p.m., Wilmington time, on such Business Day, BFC shall pay to BNB the full amount of such Initial Purchase Price.
Such payment shall be made to BNB at such domestic account designated by BNB by notice to BFC from time to time, in United
States dollars and in funds immediately available at such office at such time, without setoff, withholding, counterclaim or other deduction of any nature whatsoever.

		Section 2.3. Initial Purchase Price. The Initial Purchase Price for a Participation Interest shall be equal to the sum of:

		(a)  [                   CONFIDENTIAL PORTIONS OMITTED
AND FILED SEPARATELY WITH THE SEC

                   ]


  (b) [                      CONFIDENTIAL PORTIONS OMITTED
AND FILED SEPARATELY WITH THE SEC



                        ]

  (c) [                    CONFIDENTIAL PORTIONS OMITTED
AND FILED SEPARATELY WITH THE SEC




                                    ]

		An illustrative example of the Initial Purchase Price Formula is set forth in Exhibit A attached hereto. The purchase price for Participation Interests shall be adjusted as provided in this Agreement, including Sections 2.4(b) through (d) of this Agreement.

		Section 2.4.  Determination and Adjustment of
Periodic Servicing Fee Percentage; Adjustment of the Purchase
Price.

		(a) Determination of Initial Periodic Servicing Fee Percentage. The Initial Periodic Servicing Fee Percentage shall be determined in the following manner:

		(i) Preparation of Annual Budget and Initial Periodic Servicing Fee Percentage Calculation. BNB shall, after consultation with BFC, not later than September 15 before the beginning of each Tax Period, provide BFC with written notice of (A) its best preliminary estimate of the aggregate
Principal Amount of Pool RALs and the number of Pool
RACs to be made by BNB during such forthcoming Tax
Period, (B) a budget of Qualified Expenses (which shall take into account the estimated Pool RAL volume and Pool
RAC volume) and (C) a preliminary calculation of the Required Servicing Compensation and the Initial Periodic
Servicing Fee Percentage (each of which shall be calculated pursuant to Sections 2.4(a) (iii) and (iv) and shall be based upon the estimate and budget referred to in this subclause
(i)). The budget of Qualified Expenses shall list in reasonable detail by category Qualified Expenses it expects to incur during the Budget Period relating to such Tax
Period in connection with BNB's origination, making and/or ordinary and routine servicing of the Pool RALs and Pool
RACs expected by BNB to be made during such Tax
Period. An illustrative example of the allocation of Qualified
Expenses to Participated Pool RALs and Participated Pool
RACs is set forth in Exhibit B attached hereto.

		(ii) Review of Annual Budget by BFC. BFC shall have the right, for a period of 45 days from and after the date it has received from BNB the items referred to in
Section 2.4(a)(i), to review such items and suggest subcontracting specified servicing functions contemplated by the budget that, in the belief of BFC, may be performed more economically that is contemplated by such budget. In such event, BFC and BNB shall solicit three bids from qualified subcontractors of nationally recognized standing selected by BNB and BFC to perform such functions. BNB shall either engage the subcontractor that submits the lowest bid or perform such function at the cost of the average of the three bids submitted by such subcontractors.
 BNB shall revise such budget accordingly.

		(iii) Calculation of Initial Servicing Fee Percentage. The Initial Servicing Fee Percentage for a Tax Period shall be equal to (A) [
CONFIDENTIAL PORTIONS OMITTED AND FILED SEPARATELY WITH THE
SEC

                                   ] An illustrative example
of the Initial Servicing Fee Percentage Formula is set forth in Exhibit C attached hereto.

		(iv)  Calculation of Required Servicing
Compensation. The Required Servicing Compensation for a
Budget Period shall be equal to the sum of

			(A) [            CONFIDENTIAL PORTIONS OMITTED AND
FILED SEPARATELY WITH THE SEC





                                                 ]

			(B) [         CONFIDENTIAL PORTIONS OMITTED AND
FILED SEPARATELY WITH THE SEC




                    ]

	The adjustment referred to in subclause (A) of the preceding sentence for each Tax Period beginning on or after January
1, 1998 shall be made as follows: for such Tax Period, in lieu of $2.00, the amount referred to in clause (A) of the preceding sentence shall be $2.00 times a fraction, the numerator of which shall be the average CPI for the June, July and August preceding the beginning of such Tax
Period, and the denominator of which shall be the average
CPI for the months of June July and August 1996.

	For all purposes of calculating the Required Servicing Compensation, only RALs of the type described in paragraph (a) of the definition of RAL shall be counted as Participated Pool RALs and each Pool RAL in which a Participation Interest was purchased and sold pursuant to this Agreement during a Tax Period shall be counted as a Participated Pool RAL made during such Tax Period.

	An illustrative example of the Required Servicing
Compensation Formula is set forth in Exhibit D attached hereto.

		(b) Periodic Adjustment of the Servicing Fee Percentage. At any time and from time to time during a Budget
Period, BNB may in its discretion, and shall at the reasonable request of BFC, review its then-current estimate of its Qualified Expenses for such Budget Period and of the volume of Participated
Pool RALs during the related Tax Period. Following such review, BNB shall, by notice to BFC, increase or reduce the Periodic
Servicing Fee Percentage, effective two Business Days after the giving of such notice, by such amount as BNB in good faith estimates is appropriate to reduce the next forthcoming settlement referred to in Sections 2.4(c)(i) or 2.4(c)(ii), as the case may be, to as small an amount as possible. If such adjustment results in a refund payable to BFC pursuant to Sections 2.4(c)(i) or 2.4(c)(ii) in an amount in excess of $100,000, BNB shall pay BFC interest on the Average Refund Balance at a rate of interest equal to BNB's prime rate of interest, fluctuating daily, in effect during the period commencing on the later of January 15 of the related Tax Period or the date of the most recent adjustment of the Periodic Servicing
Fee Percentage pursuant to this Section 2.4(b) and ending on the date such refund is paid to BFC (the "Accrual Period"). Such interest shall accrue during the term of the Accrual Period. As used herein, "Average Refund Balance" shall mean an average weighted daily balance of the amount by which such refund exceeds
$100,000, assuming such excess accrues ratably during the term of the Accrual Period. An illustrative example of the Periodic
Adjustment of the Servicing Fee Percentage is set forth in Exhibit E attached hereto.

		(c)  Adjustment of Servicing Compensation to
Required Servicing Compensation.

		(i) Interim Servicing Compensation Adjustment. On a date (the "Adjustment Date") selected by BNB, such Adjustment Date being not later than 30 days after the end of each Tax Period, BNB shall calculate and provide to BFC, in reasonable detail and, to the extent possible, in a format consistent with that used to prepare the annual budget, a calculation of BNB's Qualified Expenses accrued through the end of such Tax Period. BNB shall also calculate and provide to BFC notice of the Required Servicing
Compensation accrued through the end of such Tax Period
(calculated as if such Budget Period had ended on such date) and the Periodic Servicing Compensation paid through the end of such Tax Period. If such Required Servicing
Compensation is greater than such Periodic Servicing
Compensation, BFC shall pay the excess to BNB. If such Required Servicing Compensation is less than such Periodic
Servicing Compensation, BNB shall pay the excess to BFC.
An illustrative example of the foregoing adjustment is set forth in Exhibit F attached hereto.

		(ii) Final Servicing Compensation Adjustment. Not later than December 15 following any Budget Period, BNB shall calculate and provide to BFC, in reasonable detail and, to the extent possible, in a format consistent with that used to prepare the annual budget, a calculation of BNB's
Qualified Expenses for the preceding Budget Period. BNB shall also calculate and provide to BFC notice of the Required Servicing Compensation for such Budget Period and the Periodic Servicing Compensation for such Budget
Period. If such Required Servicing Compensation is greater than such Periodic Servicing Compensation, BFC shall pay the excess to BNB. If such Required Servicing
Compensation is less than such Periodic Servicing
Compensation, BNB shall pay the excess to BFC. An illustrative example of the foregoing adjustment is set forth in Exhibit G attached hereto.

		(d) Float Adjustment. Concurrently with the payment of the settlement referred to in Section 2.4(c)(i), BNB shall pay to BFC an amount equal to the product of $.50 times the number of Pool RACs (other than Pool RACs issued through a Block Office owned by a Major Franchisee or a subfranchisee of a Major Franchisee) issued during the Tax Period with respect to which such settlement relates. Such amount shall be offset against the amount, if any, owed by BFC to BNB under Section 2.4(c)(i) so that only a net amount shall be owed under such Section 2.4(c)(i) and this Section 2.4(d).

		(e)  General Adjustment Payment Provisions.
Payments under Sections 2.4(c) and 2.4(d) shall be due and payable by wire transfer not later than 2:00 p.m., Wilmington time, five Business Days after notice from BNB setting forth such calculations, and such payment shall be deemed an adjustment to the purchase price of the Participation Interests relating to Pool RALs made during the foregoing Tax Period.

		(f) Accountants' Report. At the request of BFC (but no more often than annually), on or before June 30 of each year, BNB shall obtain from its independent certified public accountants a special report (in such form and subject to such assumptions, limitations and qualifications as such accountants generally require for special reports of such type) that shall, in effect state that the amounts calculated for the previous Tax Period under clause (c)(ii) above are in compliance with this Agreement or stating the nature of any variance from this Agreement.

		(g)	Information About Servicing Costs.  BNB
shall provide BFC with all information reasonably requested by BFC from time to time about BNB's cost accounting methods pertaining to the making of RACs and the servicing and collection of Pool
RALs and other RALs, and about the costs and expenses incurred by BNB from time to time pertaining to the servicing and collection of Pool RALs and other RALs. BFC shall have the right from time to time, at its expense, upon reasonable advance notice, to cause and firm of nationally recognized independent accountants selected by it to examine and verify such information.

		(h) Arbitration. Any dispute or controversy between BFC and BNB involving the determination and/or the calculation of the Servicing Adjustment, the Initial Periodic Servicing Fee
Percentage, the Required Servicing Compensation, the Periodic
Servicing Fee Percentage, Periodic Servicing Compensation and/or Qualified Expenses, or any other dispute or controversy or relating to the calculations or determinations made pursuant to this Section
2.4, shall be submitted to, and settled by, arbitration in accordance with the provisions of this paragraph (h) and the rules of the American Arbitration Association (except as herein specifically otherwise stated or amplified). The arbitrator in the arbitration provided for in this paragraph (h) shall be an independent public accounting firm of nationally recognized standing that (A) is qualified under the rules of the American Arbitration Association, (B) has not provided audit services to either BFC, BNB or any of their Affiliates during the immediately preceding two calendar years and
(C) has not been engaged by either BFC or BNB to provide audit services for the current fiscal current year of either party. BFC shall select two independent public accounting firms that qualify under the preceding sentence and shall submit the name of such firms to BNB, which in turn designate one of such firms as the arbitrator.
The decision of the arbitrator shall be final, binding, conclusive and nonappealable. Each party shall make such records available to the arbitrator as shall be necessary for such arbitrator to render a decision. Other than attorneys' fees and expenses (which shall be borne by the party incurring the same), the costs of the arbitration shall be borne equally by BFC and BNB.

		Section 2.5.	Applicable Percentages.   The
Applicable Percentage for Corporate Pool RALs shall be 40%; provided, however, the Applicable Percentage for Corporate Pool
RALs shall be 49.999999% for each Tax Period during which BNB
(or any of its Affiliates) is the exclusive provider of a Refund Anticipation Check Service to customers of Block Offices owned by Tax Services, its Corporate Satellites and any of their respective Affiliates (a "RAC Service Period"). The Applicable Percentage for Major Franchisee Pool RALs shall be 25% or such lesser percentage amounts provided for by Section 7.2 (it being understood that the Applicable Percentage for Major Franchisee
Pool RALS may vary by Major Franchisee). Notwithstanding the foregoing provisions of this Section 2.5, any Applicable Percentage for a particular Tax Period may be such lesser percentage as specified by BFC by giving written notice to BNB on or before the September 1 immediately prior to such Tax Period (it being understood that (i) such lesser percentage shall pertain only to the applicable Tax Period and (ii) if no such notice is given for a particular Tax Period, the Applicable Percentages shall be the percentages as set forth in this Section 2.5).

                         ARTICLE III
     SERVICING, ADMINISTRATION AND COLLECTION OF POOL RALS

		Section 3.1.	Servicing and Administration of
Participated Pool RALs. BNB shall underwrite, service and administer the Participated Pool RALs and shall collect payments due under the Participated Pool RALs in accordance with its customary and usual servicing procedures for servicing refund anticipation loans made by BNB through Block Offices and in accordance with the RAL Guidelines. BNB shall, subject to the terms of this Section 3.1, have full power and authority, acting alone or through any party properly designated by it hereunder, to do any and all things in connection with such servicing and administration that it may deem necessary or desirable. Without limiting the generality of the foregoing, BNB is hereby authorized and empowered to execute and deliver, on behalf of BFC, any and all instruments of satisfaction or cancellation, or of partial or full release or discharge, and all other comparable instruments, with respect to the Participated Pool RALs and, after the delinquency of any Participated Pool RAL and to the extent permitted under and in compliance with applicable law and regulations, to commence enforcement proceedings with respect to such Participated Pool
RALs. In addition, without limiting the generality of the foregoing, BNB is hereby authorized and empowered, in the ordinary course of collecting any Defaulted Pool RAL, to sell or transfer such Defaulted Pool RAL free and clear of any interest of BFC (proceeds of such sale or transfer being treated as Collections for purposes of
Section 3.2). BFC shall furnish BNB with any documents necessary or appropriate to enable BNB to carry out its servicing and administrative duties hereunder. BNB shall not be obligated to use servicing procedures, offices, employees or accounts for servicing the Participated Pool RALs that are separate from the procedures, offices, employees and accounts used by BNB in connection with servicing other refund anticipation loans.

		Section 3.2.	Collections.  On each Business Day
not later than 4:00 p.m., Wilmington time, BNB shall distribute the Applicable Percentage in all Collections with respect to each Participated Pool RAL received by BNB (or any of its Affiliates) on the preceding Business Day (less collection fees payable by BFC to BNB or BNB's Affiliates pursuant to Section 3.4). Such distribution shall be made to BFC at such domestic account designated by BFC by notice to BNB from time to time, in United States dollars and in funds immediately available at such office at such time, without setoff, withholding, counterclaim or other deduction of any nature whatsoever and regardless of the form of Collection received by BNB (or any of its Affiliates).

		Section 3.3.	Reports and Records for BFC.

		(a) Daily Reports. On each Business Day during an Applicable Tax Period, BNB shall prepare and forward to BFC a report setting forth (i) the aggregate amount of Collections processed by BNB (or any of its Affiliates) with respect to Participated Pool RALs on the preceding Business Day and BFC's share thereof, (ii) the number of, and aggregate outstanding amount of, Participated Pool RALs as of the close of business on the preceding Business Day and BFC's share thereof and (iii) the number of Pool RACs made by BNB on the preceding Business
Day and BFC's share of RAC fees pertaining thereto. BNB shall at all times maintain its computer files with respect to Pool RACs and Participated Pool RALs in such a manner so that Pool RACs and Participated Pool RALs may be specifically identified.

		(b) Monthly Reports. On the 8th day of each calendar month, or if such day is not a Business Day, the immediately preceding Business Day, BNB shall forward to BFC a report setting forth (i) the aggregate amount of Collections processed with respect to Participated Pool RALs during the preceding calendar month and BFC's share thereof, (ii) the aggregate amount of Participated Pool RALs outstanding as of the end of the last day of the preceding calendar month and BFC's share thereof, (iii) an aging of Participated Pool RALs outstanding as of the end of the last day of the preceding calendar month, (iv) the aggregate Defaulted Pool RALs as of the end of the last day of the preceding calendar month and BFC's share thereof, (v) the number of Pool RACs made during the preceding calendar month and BFC's share of Collections pertaining thereto and (vi) the aggregate Participated Pool RALs that are not Defaulted Pool RALs but with respect to which payment has not been received within 30 days after such Participated Pool RALs were made by BNB and BFC's share thereof. Such report shall be accompanied by an Officer's Certificate, stating that to the best of such officer's knowledge such report is complete and accurate.

		(c) Independent Accountants' Reports. BFC may cause a firm of nationally recognized independent accountants
(who may also render services to BNB) to furnish, at the expense of BFC, a report to BFC and BNB to the effect that such firm has made a study and evaluation of BNB's internal accounting controls relative to the making of Pool RACs and servicing of Participated Pool RALs under this Agreement, and that, on the basis of such study and evaluation, such firm is of the opinion (assuming the accuracy of any reports generated by BNB's third party agents) that the system of internal accounting controls in effect on the date set forth in such report relating to servicing procedures performed by BNB pursuant to the terms of this Agreement, taken as a whole, was sufficient for the prevention and detection of errors for such exceptions, errors or irregularities as such firm shall believe to be immaterial to the financial statements of BNB and such other exceptions, errors or irregularities as shall be set forth in such report.

		Section 3.4.	Collection Fee for Defaulted Pool
RALs. BFC shall pay to BNB a collection fee in amount equal to the Applicable Percentage with respect to a Defaulted Pool RAL, times
25% of the Principal Amount of each Defaulted Pool RAL collected by collection offices of BNB or any of its Affiliates. Such fee shall be paid in the form of a deduction from Collections remitted to BNB (or an Affiliate of BNB) pursuant to Section 3.2 pertaining to such Participated Pool RAL.

                             ARTICLE IV
                    REPRESENTATIONS AND WARRANTIES

		Section 4.1.	General Representations and
Warranties of BNB and Tax Masters. BNB and Tax Masters each hereby represents and warrants to BFC as of the date hereof (which representations and warranties shall survive any purchase and sale of Participation Interests pursuant to this Agreement):

		(a) Organization and Good Standing. BNB is a national banking association duly organized and validly existing under the laws of the United States with its principal banking office located in the State of Delaware and has full corporate power and authority to own its properties and conduct its business as such properties are presently owned and such business is presently conducted, and to execute, deliver and perform its obligations under this Agreement. Tax Masters is a corporation duly organized and validly existing under the laws of the State of Delaware and has full corporate power and authority to own its properties and conduct its business as such properties are presently owned and such business is presently conducted, and to execute, deliver and perform its obligations under this Agreement.

		(b) Due Authorization. The execution and delivery of this Agreement and the consummation of the transactions provided for in this Agreement have been duly authorized by BNB and Tax Masters by all necessary corporate action on their part and this Agreement will remain, from the time of its execution, an official record of BNB.

		(c) No Conflict. The execution and delivery of this Agreement, the performance of the transactions contemplated by this Agreement and the fulfillment of the terms hereof will not conflict with, result in any breach of the material terms and provisions of, or constitute (with or without notice or lapse of time or both) a material default under, any indenture, contract, agreement mortgage, deed of trust, or other instrument to which BNB or Tax Masters is a party or by which either of them or any of their properties are bound.

		(d) BNB's Deposit Accounts. Deposits in BNB's deposit accounts are insured to the limits provided by law by the Bank Insurance Fund administered by the Federal
Deposit Insurance Corporation.

		Section 4.2.	Representations and Warranties of
BNB and Tax Masters Relating to the Participated Pool RALs. BNB and Tax Masters each hereby represents and warrants to BFC as of each Closing Date (which representations and warranties shall survive any purchase and sale of Participation Interests pursuant to this Agreement):

		(a) Eligible RAL. Each Participated Pool RAL is an Eligible RAL as of the Closing Date relating to the Participation Interest sold to BFC with respect to such Participated Pool RAL.

		(b) Title. Each sale of a Participation Interest by BNB and Tax Masters to BFC on such Closing Date constitutes either (i) a valid transfer, assignment, set over and conveyance to BFC of all right, title and interest of BNB and/or Tax Masters in and to such Participation Interest
(and the Applicable Percentage in the underlying Pool RAL), free and clear of any Lien of any Person claiming through or under BNB, Tax Masters or any of their Affiliates or (ii) a grant of a security interest (as defined in the UCC as in effect in the State of Delaware) in each Participation Interest purportedly conveyed pursuant to such sale. Neither BNB or Tax Masters nor any Person claiming through or under BNB or Tax Masters shall have any claim to or interest in such Participation Interest, except for the interest of BNB and/or Tax Masters therein as a debtor for purposes of the UCC as in effect in the State of Delaware.

		(c) Principal Office. BNB is a national banking association duly organized and validly existing under the laws of the United States with its principal banking office located in the State of Delaware.

		Section 4.3.	Reassignment of Trust Portfolio.  In
the event of a breach of any of the representations and warranties set forth in Section 4.1, BFC may by notice then given in writing to BNB direct BNB and/or Tax Masters to accept reassignment of the Participation Interests within 30 days of such notice (or within such longer period as may be specified in such notice but in no event later than 120 days), and BNB and/or Tax Masters shall be
obligated to accept reassignment of the Participation Interests on a date specified by BNB (the "Reassignment Date") occurring within such applicable period on the terms and conditions set forth below; provided, however, that no such reassignment shall be required to be made if, at any time during such applicable period, the representations and warranties contained in Section 4.1 shall then be true and correct in all material respects. In connection with such reassignment, BNB and/or Tax Masters shall remit to BFC on the Reassignment Date an amount equal to the aggregate of the respective Applicable Percentages of the Repurchase Values of
each Participated Pool RAL (the "Reassignment Amount"). Such remittance shall be made to BFC at such domestic account designated by BFC by notice to BNB, in United States dollars and in funds immediately available at such office at such time, without setoff, withholding, counterclaim or other deduction of any nature
whatsoever.   Except as provided in Section 5.1, the obligation of
BNB and/or Tax Masters to purchase the Participation Interests in accordance with this Section 4.3 shall constitute the sole remedy respecting any breach of the representations and warranties set forth in Section 4.1 available to BFC.

		On the date on which the Reassignment Amount has been paid to BFC, the Participation Interests in the uncollected Participated Pool RALs, all monies due or to become due with respect thereto and all proceeds thereof shall be released to BNB and/or Tax Masters, or their designee or assignee, and BFC shall execute and deliver such instruments of transfer or assignment, in each case without recourse, representation or warranty (except only for the warranty that since the date of sale by BNB to BFC, BFC has not sold, transferred or encumbered any such Participated
Pool RALs or interest therein), as shall be reasonably be requested by BNB or Tax Masters to vest in BNB or Tax Masters, or their designee or assignee, all right, title and interest of BFC in and to the Participation Interests in the uncollected Participated Pool RALs, all monies due or to become due with respect thereto and all proceeds thereof.

		Section 4.4.	Transfer of Ineligible RALs.

		(a) Repurchase. In the event of a breach with respect to a Participated Pool RAL of any representations and warranties set forth in Section 4.2(b)(i), or in the event that a Participated Pool RAL is not an Eligible RAL as a result of the failure to satisfy the conditions set forth in clause (c) of the definition of Eligible RAL, and as a result of such breach of event such Participated Pool RAL is charged off as uncollectible or BFC's rights in, to or under the Participation Interest therein are materially impaired, then, upon the earlier to occur of the discovery by BFC of such breach or event by BNB or receipt by BNB of written notice from BFC of such breach or event given by BFC, BFC may by notice then given in writing to BNB direct BNB and/or Tax Masters to repurchase the Participation Interest in each such Participated
Pool RAL within 30 days of such notice (or within such longer period as may be specified in such notice but in no event later than 120 days) on a date specified by BNB occurring within such applicable period on the terms and conditions set forth in Section
4.4(c).

		(b) Repurchase After Cure Period. In the event of a breach of any of the representations and warranties set forth in
Section 4.2, other than a breach or event as set forth in Section 4.4(a), and as a result of such breach any Participated Pool RAL becomes a Defaulted Participated Pool RAL or BFC's rights in, to or under the Participated Pool RAL or its proceeds are materially impaired, then, upon the expiration of 60 days (or such longer period as may be agreed to by BFC, but in not event later than 120 days) from the earlier to occur of the discovery of any such event by BNB or receipt by BNB of written notice of any such event given by BFC, BFC may by notice then given in writing to BNB direct BNB and/or Tax Masters to repurchase the Participation Interest in each such Participated Pool RAL within 30 days of such notice (or within such longer period as may be specified in such notice but in no event later than 120 days) on the terms and conditions set forth in
Section 4.4(c); provided, however, that no such repurchase shall be required to be made if, on any day prior to such repurchase, such representations and warranties (other than those contained in Section 4.2(c)) with respect to such Participated Pool RAL shall then be true and correct in all material respects as if such Participated Pool RAL had been created on such day.

		(c)  Procedures for Repurchase. When the
provisions of Sections 4.4(a) or 4.4(b) require repurchase of a Participation Interest in a Participated Pool RAL (such Participated Pool RAL being hereinafter referred to as an "Ineligible RAL"), BNB and/or Tax Masters shall accept reassignment of such Participation by remitting to BFC an amount equal to the Applicable Percentage of the Repurchase Value of the Ineligible RAL as of the date of such repurchase. Such remittance shall be made to BFC at such domestic account designated by BFC by notice to BNB, in United
States dollars and in funds immediately available at such office at such time, without setoff, withholding, counterclaim or other
deduction of any nature whatsoever.   Upon such remittance, BFC
shall automatically and without further action be deemed to transfer, assign, set over and otherwise convey to BNB and/or Tax Masters, without recourse, representation or warranty (except for the warranty that since the date of conveyance by BNB and/or Tax
Masters to BFC, BFC has not sold, transferred or encumbered any such Participation Interest) all right, title and interest of BFC in and to such Participation Interest. BFC shall execute such documents and instruments of transfer or assignment and take other actions as shall reasonably be requested by BNB to evidence the conveyance of such Participation Interest in the Ineligible RALs, all monies due or to become due with respect thereto and all proceeds thereof pursuant to this Section 4.4(c). The obligation of BNB and/or Tax Masters to repurchase Participation Interests in Ineligible RALs in accordance with this Section 4.4(c) shall constitute the sole remedy respecting any breach of the representations and warranties set forth in Section 4.1 available to BFC.

		(d) Impairment. For the purposes of Sections 4.4(a) and (b) above, proceeds of a Participated Pool RAL shall not be deemed to be impaired hereunder solely because such proceeds are held by BNB and/or Tax Masters for more than the applicable period under Section 9-306(3) of the UCC as in effect in the State of Delaware.

                               ARTICLE V
                                TERM

		Section 5.1. Termination of Purchase and Sale Obligations. The obligations of BNB and Tax Masters to sell Participation Interests in Pool RALs that are RALs described in paragraph (a) of the definition of "RAL" in this Agreement pursuant to Section 2.1, and the obligations of BFC to purchase Participation Interests in such Pool RALs pursuant to Section 2.1, may be terminated:

		(a) by the mutual written agreement of BFC and BNB and Tax Masters;

		(b)  by either party, if the RAL Operations
Agreement has been terminated;

		(c) by BNB and Tax Masters, if (i) there is a failure by BFC to perform or observe any material term, covenant or agreement contained in this Agreement, and any such failure shall remain unremedied for 10 days after written notice of such failure shall have been given to BFC by BNB,
(ii) there is an order or decree restraining, enjoining, prohibiting, invalidating or otherwise preventing the transactions contemplated by this Agreement or BNB's and Tax Masters' performance of any of their material obligations under this Agreement, (iii) there shall be pending, or any Governmental Authority shall have notified
BNB or Tax Masters of its intention to institute, any action, suit or proceeding against BNB and/or Tax Masters to restrain, enjoin, prohibit, invalidate or otherwise prevent the transactions contemplated by this Agreement or BNB's and/or Tax Masters' performance of any of their material obligations under this Agreement, (iv) any Participated Pool
RAL, or any purchase or sale of a Participation Interest in a Participated Pool RAL, or BNB's or Tax Masters' performance of any of their material obligations under this Agreement would be illegal (in the opinion of counsel for BNB), and there are no reasonable steps that BNB and/or
Tax Masters could take to prevent such illegality; or (v) there is a dissolution, termination of existence, insolvency, appointment of a receiver of any part of the property of, or assignment for the benefit of creditors by, or the commencement of any proceeding by or against BFC or Tax Services under any bankruptcy or insolvency law; and

		(d) by BFC, if (i) there is a failure by BNB and/or Tax Masters to perform or observe any material term, covenant or agreement contained in this Agreement and any such failure shall remain unremedied for 10 days after written notice of such failure shall have been given to BNB by BFC, (ii) there is an order or decree restraining, enjoining, prohibiting, invalidating or otherwise preventing
BFC's performance of any of its material obligations hereunder, (iii) there shall be pending, or any Governmental Authority shall have notified BFC of its intention to institute, any action, suit or proceeding against BFC to restrain, enjoin, prohibit, invalidate or otherwise prevent BFC's performance of any of its material obligations hereunder, (iv)
BFC's performance of any of its material obligations hereunder would be illegal (in the opinion of counsel for BFC), and there are no reasonable steps that BFC could take to prevent such illegality; or (v) there is a dissolution, termination of existence, insolvency, appointment of a receiver of any part of the property of, or assignment for the benefit of creditors by, or the commencement of any proceeding by or against BNB and/or Tax Masters under any bankruptcy or insolvency law.

		(e)  by BFC, if as of any September 15, any
representation or warranty of BNB and/or Tax Masters set forth in Section 4.1 would not be true, if repeated as of such date; provided that BFC gives notice of such termination not later than the September 30 next following such September
15.

BNB and Tax Masters or BFC shall exercise a right of termination provided above by written notice to the other party. Upon such termination, all obligations of BNB and Tax Masters to sell Participation Interests pursuant to Section 2.1 with respect to Participation Pool RALs that are RALs described in paragraph (a) of the definition of "RAL" in this Agreement, and the obligations of BFC to purchase Participation Interests pursuant to Section 2.1 with respect to such Participated Pool RALs shall automatically cease and BFC shall have no further obligation to purchase additional Participation Interests corresponding to such Participated Pool
RALs. Termination pursuant to this Section shall not otherwise affect the rights or obligations of the parties hereto under this Agreement. Without limitation, such termination shall not affect the obligation of BNB to sell Participation Interests pursuant to Section
2.1 with respect to Pool RALs that are RALs described in paragraph
(b) of the definition of "RAL" in this Agreement to the extent that the Underlying RAL is itself a Participated Pool RAL with respect to which a Participation Interest was sold to BFC prior to such termination, and shall not affect the obligation of BFC to purchase a Participation Interest with respect to such Pool RAL.

 		Section 5.2. Right to Exclude Certain RALs. If, from time to time, BFC or BNB believes in good faith that any specified
RALs (of the type described in paragraph (a) of the definition of "RAL" in this Agreement) that otherwise would constitute Pool RALs may violate or conflict with any requirement of law in any jurisdiction, such party (the "Notifying Party") may give notice to the other party of such fact, specifying the applicable jurisdictions, and specifying such further actions on the part of BFC, Tax Services, BNB, Originator Parties or other Persons, if any, as would in the opinion of the Notifying Party prevent such violation or conflict. Unless such steps have been taken within seven days after receipt of such notice, then, effective from and after such seventh day such RALs made after such day in such specified jurisdiction shall not constitute Pool RALs. (such RALs being hereinafter referred to as "Excluded RALs"). If such steps subsequently are taken, and the other party gives notice to the Notifying Party of such fact, then the Notifying Party shall, as promptly as practicable after such notice, by further notice to such other party, revoke its earlier designation of such RALs as Excluded RALs, and RALs of the specified type made after the date of such revocation shall not constitute
Excluded RALs (and hence shall constitute Pool RALs).

                            ARTICLE VI
                       CERTAIN RIGHTS OF BNB

		Section 6.1.  Certain Rights of BNB.

		(a)  Rescission.  If any payment received or
application of funds made by BNB on account of any Participated
Pool RAL shall be rescinded or otherwise shall be required (or if BNB believes in good faith that is or may be required) to be returned or paid over by BNB at any time, BFC, promptly upon notice from BNB, shall pay to BNB an amount equal to the Applicable Percentage of the amount so rescinded or returned or paid over, together with the Applicable Percentage of any interest or penalties payable with respect thereto.

		(b) Payover. If BFC receives any payment or makes any application on account of its Participation Interest in any Participated Pool RAL, BFC shall promptly pay over to BNB the amount in excess of the Applicable Percentage of the amount so received or applied, and until so paid over, the same shall be held by BFC in trust for BNB.

		Section 6.2.  Indemnification.  Immediately upon
BNB's demand therefor, BFC shall reimburse and indemnify BNB for and against the Applicable Percentage of share of any and all liabilities, obligations, losses, damages, penalties, action, judgments, suits, costs, expenses and disbursements of every kind and nature whatsoever that may be imposed upon, incurred by or asserted against BNB, acting pursuant hereto, or in any way relating to or arising out of this Agreement or any Participated Pool
RAL or origination or servicing thereof, or any action taken or omitted by BNB under this Agreement or any Participated Pool
RAL, including, without limitation, any amounts payable by BNB pursuant to the RAL Operations Agreement (pursuant to indemnification provisions thereof or otherwise), and any amounts that BNB shall be required to pay or repay to any statutory representative of any Obligor or Originator Party or to creditors of any such Obligor or Originator Party acting as such statutory representative (all of the foregoing being referred to collectively as "Claims"); provided, however, that BFC shall not be liable under this
Section 6.2 for its Applicable Percentage of (i) any obligation of BNB to repurchase Participation Interests in accordance with Sections 4.3 and 4.4, (ii) any out-of-pocket expenses of BNB on account of origination of ordinary and routine servicing of Participated Pool RALs, to the extent duplicative of amounts as to which BFC has paid its Applicable Percentage share pursuant to
Article II, (iii) attorneys' fees and related litigation expenses incurred by BNB with respect to Claims (it being understood that each party shall be responsible for its own attorneys fees and related litigation expenses with respect to Claims) (iv) any Claim attributable to a Participated Pool RAL failing to be an Eligible RAL, (v) any Claim attributable to a breach by BNB and/or or Tax Masters of an express obligation of BNB and/or Tax Masters under this Agreement, or (vi) any Claim attributable to the gross negligence or willful misconduct of BNB or Tax Masters.

		Nothing in this Section 6.2 shall be construed to make BFC liable for (i) any portion of any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements imposed upon, incurred by or asserted against BNB or any of its Affiliates relating solely to or arising solely from any RAL other than a Participated Pool RAL or a RAC other than a Pool RAC or (ii) any Claim with respect to which BNB is indemnified by any third party (including, without limitation, Tax Services, any Major Franchisee or any other Originator Party). BNB shall remit to BFC the Applicable Percentage of any amount received by BNB as indemnification from a third party to the extent such indemnification pertains to (i) a Claim for which BFC previously indemnified BNB pursuant to this Section 6.2 or (ii) an amount that was included as a Qualified Expense pursuant to this Agreement.

		If different Applicable Percentages apply to Pool RALs with respect to which a Claim arises, then (i) to the extent the Claim is identifiable to a particular Pool RAL or to Pool RALs made in a particular Tax Period, the Applicable Percentage applicable to BFC's indemnification obligation with respect to such Claim shall be equal to the Applicable Percentage applicable to such particular
Pool RAL or to such Tax Period, as the case may be and (B) otherwise, the Applicable Percentage applicable to BFC's indemnification obligation with respect to such Claim shall be a weighted average of the Applicable Percentages applicable to the Pool RALs or the Tax Period with respect to which such Claim arose.

		Section 6.3 Survival. The obligations of BFC under this Article VI shall survive any termination under Section 5.1 and all other events and conditions whatever. If and to the extent that any obligation of BFC under this Article VI is unenforceable for any reason, BFC agrees to make the maximum contribution to the payment and satisfaction of such obligation which is permitted under applicable law.

                            ARTICLE VII
                           MISCELLANEOUS

		Section 7.1.	Customer Lists.  BNB agrees to
provide to BFC (or any Affiliate of BFC during the term of this Agreement, within a reasonable time after BFC's (or such Affiliate's) request but not more than twice during any calendar year, a list of all persons (and their full mailing addresses) to whom BNB made
Pool RALs or Pool RACs during the most recently ended Tax
Period. Such list shall be provided in electronic form and, to the extent reasonably practicable, in a form typical of mailing lists purchased in the open market. Neither BFC nor its Affiliates shall use, or permit the use of, such list for purposes of soliciting customers for credit related products. BFC and such Affiliates shall take appropriate action by agreement with third parties having access to such list to prohibit such third parties from using such list for purposes of soliciting customers for credit related products.
BNB shall be designated a third-party beneficiary in any such agreement for purposes of enforcing such restricted use of such list.

		Section 7.2.	Major Franchisees.  BFC and BNB
agree to negotiate in good faith with each other and with Major Franchisees to enter into an arrangement with such Major Franchisees whereby (i) such Major Franchisees and BFC purchase Participation Interests in Major Franchisee Pool RALs made by BNB through Block Offices owned by such Major
Franchisees or their subfranchisees and (ii) BFC provides financing to such Major Franchisees to enable such Major Franchisees to purchase such Participation Interests. In connection with such arrangement, (i) such Major Franchisees may purchase from BNB and/or Tax Masters up to a 49.999999% undivided ownership interest in the applicable Major Franchisee Pool RALs and (ii) BFC may purchase from BNB and/or Tax Masters percentage ownership interests in such Major Franchisee Pool RALs in a percentage amount equal to 49.999999% minus the percentage ownership interest purchased by such Major Franchisee in such Major Franchisee Pool RALs; provided, however, that the percentage ownership interest purchased by BFC in such Major Franchisee
Pool RALs shall not exceed 25% and the combined percentage ownership interests purchased by such Major Franchisee and BFC in such Major Franchisee Pool RALs shall not exceed 49.999999%.

		Section 7.3.  Independent Evaluation.  BFC
expressly acknowledges (i) that, except as provided in Sections 4.1 and 4.2, neither BNB or Tax Masters has made any representation or warranty, express or implied, to BFC and no act by BNB or Tax Masters heretofore or hereafter taken shall be deemed to constitute any representation or warranty by BNB or Tax Masters to BFC; and
(ii) that, in connection with its entry into and its performance of its obligations under this Agreement, BFC has made and shall continue to make its own independent investigation of the economic and legal risks associated with the making of RALs and purchase of Participation Interests.

		Section 7.4. Notices. All notices required or permitted to be given under this Agreement shall be in writing and shall be given by registered or certified mail, return receipt requested, or by nationally recognized overnight courier, addressed as follows:

		If to BFC, to:

			Block Financial Corporation
			4435 Main Street, Suite 500
			Kansas City, Missouri 64111
			Attention: William P. Anderson

		If to BNB or Tax Masters, to:

			Beneficial National Bank
			One Christina Centre
			301 North Walnut Street
			Wilmington, Delaware 19801
			Attention:  President

		Any party may change the address to which it desires notices to be sent by giving the other parties ten (10) days prior notice of any such change. Any notices shall be deemed given upon its receipt by the party to whom the notice is addressed.

		Section 7.5.  Modification; No Waiver.  This
Agreement shall not be modified or amended except by an instrument in writing signed by or on behalf of the parties hereto. No waiver of any breach of, or failure to perform or observe, any material term, covenant or agreement contained in this Agreement shall constitute or be construed as a waiver by BFC or BNB or Tax Masters of any subsequent breach or failure or of any breach of or failure with respect to any other provisions of this Agreement.

		Section 7.6. Prior Understandings. This Agreement supersedes all prior understandings whether written or oral, between the parties hereto relating to the transactions provided herein.

		Section 7.7. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of Delaware, without regard to choice of law rules thereof.

		Section 7.8. Counterparts. This Agreement may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original, but all such counterparts together shall constitute by one and the same instrument.

		Section 7.9.  Successors and Assigns.  This
Agreement shall be binding upon and inure to the benefit of BNB and BFC and Tax Masters and their representative successors and assigns and shall not be assigned by either party hereto without the prior written consent of the other party hereto, and any purported assignment without such consent shall be void; provided, however, that nothing herein shall prohibit the transfer by BFC of BFC's rights hereunder to an Affiliate of BFC.

		Section 7.10. Headings. The Article, Section and any other headings in this Agreement are for convenience of reference only and shall not be deemed to alter or affect the meaning or interpretation of any of the provisions hereof.

		Section 7.11. Confidentiality. Without limitation of any other obligations of confidentiality contained in this Agreement, the RAL Operations Agreement or otherwise arising (but subject to the provisions of Section 7.1), all information, materials and documents heretofore or hereafter furnished to BFC (or to its officers, directors, agents, representatives or advisors) by BFC, by Persons acting on behalf of BNB and/or Tax Masters or at BNB's or Tax Masters' direction, or otherwise in connection with this Agreement, either orally, in writing or by inspection, regarding the Obligors, any RAL, any RAC, this Agreement or the RAL
Operations Agreement shall be deemed confidential and, except to the extent required by law, shall be kept in strict confidence under appropriate safeguards by BFC and its officers, directors, agents, representatives and advisors.

		Section 7.12.  Not a Joint Venture.  Neither this
Agreement nor the transactions contemplated by this Agreement shall be deemed to give rise to a partnership or joint venture between BNB and Tax Masters and BFC.

		Section 7.13.  BNB and Tax Masters Not a Tax
Preparer.  Nothing in this Agreement or the RAL Operations
Agreement shall be construed to imply that BNB or Tax Masters at any time is in any way responsible for the preparation, filing or contents of any tax return of any Obligor under a Pool RAL, and BFC shall indemnify BNB and/or Tax Masters from and against all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements of every kind and nature whatsoever which may be imposed upon, incurred by or asserted against BNB and/or Tax Masters arising from any claim, allegation or assertion that BNB and/or Tax Masters are or may be in any way responsible for the preparation, filing or contents of any such tax return, or that BNB and/or Tax Masters, by virtue of their participation in the transactions contemplated by this Agreement, are engaged in an activity that subjects BNB and/or Tax Masters to any penalty on account of the negotiation of any tax refund check in violation of the Internal Revenue Code of 1986, as amended.



		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be execute by their respective officers thereunto duly authorized as of the date set forth above.


					BLOCK FINANCIAL
CORPORATION


					By:  /s/ William P. Anderson
					      William P. Anderson,
President


					BENEFICIAL NATIONAL BANK


					By:  /s/ Wheeler K. Neff
					      Wheeler K.Neff, Senior
           Vice President

					BENEFICIAL TAX MASTERS, INC.


					By:  /s/ Ross N. Longfield
					     Ross N. Longfield,
          President



                                                      Exhibit A

               CALCULATION OF INITIAL PURCHASE PRICE

                           (Section 2.3)


Formula

	(A) [



                              ]

	(B) [

                                ]

	(C)  [


              ]


Example

Assumptions:

[                            ]
[

                         ]
[
                      ]
[

                      ]
[
                      ]

Calculation:

	(A)	[
                     ]
[     ]     (B)	[
                     ]
[     ]	(C)	[           ]
[     ]
                     ]





CONFIDENTIAL PORTIONS OMITTED AND FILED SEPARATELY WITH THE SEC


                                                       Exhibit B
                ALLOCATION OF QUALIFIED EXPENSES

      (Definition of Qualified Expenses; Section 2.4(a)(i))

Formula

	(x)[
                              ]

 (y)[

                                                      ]
Example

Assumptions:

[                                                                ]
[                                                                ]
[                                                                ]
[                                                                ]
[                                                               ]

Calculation:

                                       							   Pre-1999       	Post-1998

     (x)  [                                                          ]
[ ]  (y)  [
                                                                     ]
[ ]  (z)  [
                                                                     ]
[ ]  [
                                                                     ]

CONFIDENTIAL PORTIONS OMITTED AND FILED SEPARATELY WITH THE SEC


                                                        Exhibit C
            CALCULATION OF INITIAL SERVICING FEE PERCENTAGE

                       (Section 2.4(a)(iii))

Formula

   (A) [
                                                              ]
   (B) [
                  ]

Example

Assumptions:

[                               ]
[                                                            ]
[                                                            ]




Calculation:

    (A)                                     [           ]
[ ] (B)                                     [           ]
[ ] [                                                   ]







CONFIDENTIAL PORTIONS OMITTED AND FILED SEPARATELY WITH THE SEC



                                                       Exhibit D

      CALCULATION OF REQUIRED SERVICING FEE COMPENSATION

                       (Section 2.4(a)(iv))

Formula
  (A)[



                                                              ]
  (B)


                 ]


Example for Pre-RAC Service Period

Assumptions:

[                                                          ]
[                                                          ]
[                                                          ]

*    [
                                 ]

Calculation:

    (A)[                                                  ]
[ ] (B)[                                                  ]
[ ] [                                                     ]




CONFIDENTIAL PORTIONS OMITTED AND FILED SEPARATELY WITH THE SEC



Example for Post-RAC Service Period

Assumptions:

[                                                                 ]
[                                                                 ]
[                                                                 ]
[                                                                 ]
[
                                                                  ]

Calculation:

    (A)  [
                        ]
    [             ]
         [
                                                            ]
    [                                                       ]
[ ] (B)   [
                  ]                                                ]
          [                                                        ]
     [        ]                                 [                  ]

[ ] [ ]



CONFIDENTIAL PORTIONS OMITTED AND FILED SEPARATELY WITH THE SEC


                                                        Exhibit E



              PERIODIC ADJUSTMENT OF SERVICING FEE PERCENTAGE

                              (Section 2.4(b))


Assumptions:

		Qualified Expenses Allocable to Participated Pool RALs and Pool RACs for pre-1999 Tax Period remained the same at $19,812,925, but the number of Estimated Pool RALs increased to 2,150,000 from 2,097,000 Pool RALs and the aggregate principal amount of Pool RALs increased to $1,850,000,000 from $1,800,000,000.

Calculation:

	((40% Applicable Percentage x $2.00 x 2,150,000 revised number of Pool RALs) plus (40% Applicable Percentage x
$19,812,925 Qualified Expenses allocable to Participated
Pool RALs)) divided by $1,850,000,000 = .521% Adjusted
Servicing Fee Percentage


                                                           Exhibit F



                  INTERIM SERVICING COMPENSATION ADJUSTMENT

                             (Section 2.4(c)(i))


Assumptions:

		Qualified Expenses Allocable to Participated Pool RALs and Pool RACs for pre-1999 Tax Period remained the same at $19,812,925, but the number of Estimated Pool RALs increased to 2,150,000 from 2,097,000 Pool RALs and the aggregate principal amount of Pool RALs increased to $1,850,000,000 from $1,800,000,000.

Calculation:

	Required Servicing Compensation ((40% Applicable Percentage
		x $2.00 x 2,150,000 revised number of Pool RALs) + (40%
		Applicable Percentage x $19,812,925 Qualified Expenses
		allocable to Participated Pool RALs))                      	   $9,645,170

	Periodic Servicing Compensation (.533% Periodic Servicing Fee
		Percentage x $1,850,000,000 aggregate Principal Amount
		 of Participated Pool RALs)                               	    9,860,500

	Adjustment (payable to BFC)					                            	$   (215,330)




                                                               Exhibit G



                    FINAL SERVICING COMPENSATION ADJUSTMENT

                           (Section 2.4(c)(ii))


Assumptions:

		Qualified Expenses Allocable to Participated Pool
RALs and Pool RACs for pre-1999 Tax Period increased from $19,812,925 to $20,000,000, but the number of Estimated Pool
RALs remained unchanged from interim adjustment at 2,150,000
Pool RALs.

Calculation:

	Required Servicing Compensation ((40% Applicable Percentage
		x $2.00 x 2,150,000 number of Pool RALs) + (40%
		Applicable Percentage x $20,000,000 Qualified Expenses
		allocable to Participated Pool RALs))                      	   $9,720,000

	Periodic Servicing Compensation ((.533% Periodic Servicing Fee
		Percentage x $1,850,000,000 aggregate Principal Amount
		 of Participated Pool RALs) + $(215,330) Interim Adjustment)		  9,645,170

	Adjustment (payable to BNB)					                           	   $    74,830