Form 10-K
period 1996-12-31
BENEFICIAL CORP
filed 1997-03-21
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1996

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from               to

                  Commission file number 1-1177

                     Beneficial Corporation
     (Exact name of registrant as specified in its charter)
          Delaware                       51-0003820
  (State of incorporation)   (I.R.S. Employer Identification No.)
  301 North Walnut Street,
    Wilmington, Delaware                    19801
    (Address of principal                (Zip Code)
     executive offices)
Registrant's telephone number, including area code:  (302)425-2500

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes    X      No        .
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  At March 1, 1997, there were 54,123,054 shares outstanding of the registrant's common stock. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $3.8 billion.

               DOCUMENTS INCORPORATED BY REFERENCE
  Part III incorporates by reference certain portions of the Beneficial Corporation Proxy Statement for the 1997 Annual
Meeting of Stockholders scheduled to be held May 22, 1997.

                           PART I

Item 1.  BUSINESS.

                           General

      Beneficial Corporation (Company) was organized under the laws of the State of Delaware on May 9, 1929, through the consolidation of three companies which had been operated under the same management. The Company traces its origin to 1914 when its first consumer loan office was opened. The Company is a holding company, subsidiaries of which are engaged principally in the consumer finance and credit-related insurance businesses. Operations conducted by the subsidiaries consist principally of a 1,186-office consumer finance network located in the United States, Canada, Germany, and the United Kingdom; Personal Mortgage Corporation, a direct response mortgage lending unit, which originates home equity loans chiefly in the Northeast, Middle Atlantic and West Coast regions; Beneficial National Bank USA, a specialized private-label credit card bank located in Delaware; Beneficial Credit Services, which is engaged in sales finance activities;
Beneficial National Bank, a full service commercial bank located in Delaware, which is also engaged in making income tax refund anticipation loans; The Central National Life Insurance Company of Omaha and its subsidiary, First Central National Life Insurance Company of New York, which underwrite life and disability consumer credit insurance; Wesco Insurance Company, which provides credit property insurance; BFC Insurance Limited which is located in Ireland and underwrites life, accident and health insurance; and Harbour Island Inc. and subsidiaries, which are engaged in real estate development in Florida. The Company and its subsidiaries employed approximately 9,700 people at December 31, 1996.

      For information concerning various factors that affected operations during 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7. For pertinent geographical data, see Note 21 to the financial statements.

                         Operations

Consumer Finance Operations

    Loan Office Network

      Consumer loan subsidiaries operate through a loan office network in the United States, Canada, Germany and the United Kingdom. In addition to making consumer loans, the subsidiaries purchase loans and sales finance contracts and sell certain insurance products. The number of loan offices has grown noticeably in the last two years. In the United States, this trend reflects the Company's re-entering smaller markets and inner-city urban locations, with new, scaled-down offices, staffed by only two or three people. Expansion in the United Kingdom reflects plans to increase market share and capitalize on Beneficial Bank PLC's strong competitive position. The number of offices in the network for the past five years is shown in the following table:

                       Number of Offices at December 31

                      1996     1995     1994     1993     1992
United States          972      927      902      886      883
Canada                 109      105      102      103      103
United Kingdom          90       81       69       60       53
Germany                 15       17       17       17       17
    Total            1,186    1,130    1,090    1,066    1,056

      In addition, consumer finance operations include two subsidiaries engaged in private-label and bank credit card and sales finance activities and a commercial bank and its eight full-service branches located in Delaware.

    Finance Receivables

      The following table shows the composition of the finance receivables portfolio at December 31
(in millions):

Receivables Owned:           1996    1995    1994    1993   1992
   Real Estate Secured     $6,067 $ 6,636 $ 6,860 $ 6,708 $5,975
   Personal Unsecured       2,983   2,756   2,486   2,275  2,149
   Credit Cards             4,596   3,084   2,062   1,243    790
   Sales Finance Contracts    926     837     810     696    575
   Commercial                 100     103     105      97    103
         Total             14,672  13,416  12,323  11,019  9,592
Receivables Sold with
Servicing Retained
  (all real estate secured) 2,189   1,114     630     192    370
         Total Owned and
         Service          $16,861 $14,530 $12,953 $11,211 $9,962

     Periodically, subsidiaries of the Company sell home equity loans to trusts created as real estate mortgage investment conduits and retain servicing. The Company also retains an economic interest in the residual cash flows of such trusts. The subsidiaries sold $1,919 million of home equity loans in 1996, $1,104 million in 1995, $757 million in 1994, $620 million in 1991, as well as $248 million in 1989.

      The table below discloses at December 31 international finance receivables by country as translated into U.S. dollars
(in millions):

                             1996   1995   1994    1993   1992
Canada                     $  714 $  684 $  605  $  517 $  487
United Kingdom              1,344  1,003    867     666    547
Germany                       389    431    421     402    417
    Total                  $2,447 $2,118 $1,893  $1,585 $1,451
Percentage of Receivables   16.7%  15.8%  15.4%   14.4%  15.1%
Owned

    International Operations

      The Canadian operation consists of 109 offices located across Canada, although the provinces of Ontario, Quebec and British Columbia represented 63% of total Canadian receivables. At year-end 1996, approximately 42% of Canadian receivables were real estate secured, 29% were personal unsecured, 20% were private-label credit cards and 9% were sales finance contracts. The 5% receivable growth in Canadian dollars in 1996 was primarily in the private-label credit card and personal unsecured portfolios. The Canadian operations reported C$20.2 million (US$14.8 million) in net income for 1996, compared with C$18.5 million (US$13.5 million) in 1995 and C$16.3 million (US$11.9 million) in 1994. The increase in 1996 earnings was the result of a higher gross margin, partially offset by increased operating expenses. Canadian interest rates across the yield curve plunged during 1996. At year-end, the prime rate was 4.75%, a 40-year low, and five-year mortgage rates were at a 30-year low of 6.95%. Net chargeoffs increased to C$26.2 million (US $19.2 million) in 1996 from C$21.9 million (US$16.0 million) in 1995, and increased as a percentage of average receivables outstanding to 2.84% from 2.50% in 1995. Contractual delinquency decreased moderately to 2.49% at year-end 1996 from 2.73% a year earlier.

      The United Kingdom operation offers consumer loans, sales finance contracts, credit card and deposit services through 90 offices in the United Kingdom. The United Kingdom operation is a leading issuer of Visa cards to United Kingdom affinity groups, entrance into the co-branded credit card market was
established  with  a large account launched  in  1996.   United
Kingdom  receivables at the end of 1996 were  composed  of  25%
real  estate secured, 40% private-label and Visa credit  cards,
25%   personal  unsecured  and  10%  sales  finance  contracts.
Receivable  gains were 22% in pounds during 1996.   The  strong
growth of the past three years (compound growth rate of 20%) reflects both increased credit card outstandings and the expansion in the branch network. Profits were pounds 7.1 million (US$11.0 million) in 1996, down from pounds 10.4 million (US$16.4 million) in 1995 and pounds 9.1 million (US$13.9 million) in 1994. The reduction in net earnings was caused by increased net chargeoffs combined with the increase in reserves due to higher
delinquency.   The  decline in earnings  also  reflected  lower
insurance commissions, although it should be noted that all United Kingdom credit insurance is now insured by Beneficial's newly established Irish insurance companies, which recorded
1996 aftertax profits of pounds 3.4 million (US$5.3 million). Net chargeoffs increased to pounds 13.9 million (US$22.1 million) in 1996 from pounds 10.2 million (US$15.9 million) in 1995; likewise, as a percentage of average receivables outstanding, net chargeoffs increased to 1.97% from 1.70% in 1995. Contractual delinquency increased to 3.75% at year-end 1996 from 3.07% at the end of 1995.

      The German consumer banking subsidiary's name was changed from BFK Bank AG to Beneficial Bank AG (BBAG or Bank) on October 1, 1996. The Bank offers consumer loans and accepts deposits through 15 offices in Germany. Earnings were at a virtual breakeven for 1996 following losses of DM37 million (US$26 million) in 1995 and DM52 million (US$32 million) in 1994, as the Bank made progress toward acceptable returns in 1996. The losses in the preceding two years were the result of charges relating to the Fundus Grundstuecks GmbH (Fundus)
portfolios.   See  "Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations," under Item 7 and Note 3 to the financial statements for further details. Pursuit of new commercial loans came to a halt and the previously acquired commercial portfolio is being run off. The Bank's focus on consumer lending has been sharpened with a concentration on conversion of sales finance accounts and other direct consumer lending, rather than the previous reliance on broker-generated loans. Also a bank credit card business is being developed with five affinity card programs active at year-end. Further, in October 1996, a settlement agreement relating to most of the Fundus loans was concluded.

    Geographic Distribution

     Finance receivables in each of the ten jurisdictions (U.S.
and international) with the highest percentages of total owned receivables were as follows:

Jurisdiction                                             Percent
California                                                16.4%
United Kingdom                                             9.2
New York                                                   7.0
Canada                                                     4.9
Texas                                                      4.7
Pennsylvania                                               4.4
Ohio                                                       3.9
Florida                                                    3.5
Illinois                                                   3.5
New Jersey                                                 3.1

    Portfolio Distribution

     The following table shows the distribution by size of real estate secured and personal unsecured loans made during the respective years:

              Principal Amount of Loans Made in Each Size Class
                   as a Percent of Total Principal Amount
                           Years Ended December 31

                      1996      1995       1994     1993    1992
Under    $ 5,000....  40.9%     42.0%      38.8%    35.2%   32.1%
5,001  -  50,000....  28.8      28.9       26.7     26.0    29.1
50,001 - 100,000....  15.2      14.4       16.9     18.7    19.3
Over     100,000....  15.1      14.7       17.6     20.1    19.5

    Credit Quality Measures

       Certain data regarding loss experience of finance receivables on an owned basis are as follows:

(in millions, except percentages)

                                       Net
                            Net  Chargeoffs  Allowance    Allowance
              Gross  Chargeoffs  to Average  for Credit  for Credit
             Amount      (after       Gross  Losses at    Losses to
     of Receivables  offsetting     Finance     End of  Net Finance
Year    Charged Off recoveries) Receivables       Year  Receivables
1996         $363.3      $316.9        2.26%    $498.2        3.40%
1995          247.2       209.4        1.64      406.1        3.03
1994          183.3       148.7        1.28      331.6        2.69
1993          176.4       149.1        1.42      279.0        2.53
1992          185.0       162.6        1.75      262.4        2.74

Note: 1995 and 1994 do not include $15.0 million and $38.0 million, respectively, in chargeoffs related to German liquidating loan portfolio, which would increase net chargeoffs to average gross receivables to 1.76% in 1995 and 1.61% in 1994.

      The allowance for credit losses at year-end 1996 covered net chargeoffs 1.57 times, compared with 1.94 times a year earlier. In addition to the allowance for credit losses, the balance in dealer reserves at December 31, 1996 and 1995, was $8.6 million and $10.0 million, respectively. The following tables summarize delinquency and chargeoff percentages by product. Amounts are expressed as a percentage of owned receivables except where noted.

                            Delinquency By Major Categories

                            1996    1995    1994    1993    1992
Real Estate Secured Loans*  2.13%   2.17%   1.88%   2.13%  2.48%
Personal Unsecured Loans    5.81    5.28    4.71    4.41    4.76
Credit Cards                3.23    2.76    1.78    2.25    4.84
Sales Finance Contracts     3.62    2.89    2.12    2.06    3.05
Overall                     3.38%   2.98%   2.46%   2.67%  3.24%

*The percentage is presented on a managed receivable basis.

                            Chargeoffs By Major Categories

                            1996    1995    1994    1993    1992
Real Estate Secured Loans*  0.65%   0.81%   0.76%   0.91%   0.95%
Personal Unsecured Loans    4.55    3.79    3.03    3.36    3.90
Credit Cards                3.81    2.73    2.59    4.15    4.74
Sales Finance Contracts     2.53    2.10    1.67    1.76    2.19

Note:   1995  and 1994 exclude the effect of the $15.0  million
and $38.0 million German liquidating loan portfolio charges, respectively.
*Includes losses on disposition of foreclosed property, including holding costs. The percentage is presented on a managed receivables basis.

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

    Lending Policies

     Loans on both a secured and unsecured basis are made after a thorough credit investigation and a favorable evaluation as to the borrower's willingness and ability to repay. Real estate secured loans are either closed-end or revolving, and rates are either variable or fixed. Of the portfolio of loans owned at the end of 1996, approximately 57% of real estate secured loans were fixed-rate and 43% were variable-rate. Real estate secured loans are subject to carefully monitored underwriting of both the borrower's ability to repay and the independent professionally appraised market value of the property. The loans are well-documented consumer loans based on the creditworthiness of the borrower, with the collateral of the real estate providing additional security. U.S. consumer finance subsidiaries will generally lend to a maximum of only 75% (including the existing first mortgage) of the appraised value of the real estate as determined by independent appraisers on second mortgage loans. In the case of a first mortgage, the subsidiaries will generally lend to only 80%. Recently, certain of the Company's consumer finance offices began a controlled test of somewhat higher loan-to-value ratios in centralized operations where the process can be carefully evaluated. In these centralized operations, the consumer finance subsidiaries are testing loan-to-value ratios as high
as           90%          on          first          mortgages,
and   85%   on  second  mortgages.   In  addition,  a  rigorous
discipline  of  credit approval is enforced regarding  borrower debt-to-income ratios and overall consumer credit quality. Most real estate loans must be approved by regional management, as well as by the originating loan office manager. Loans above $250,000 generally require additional approval by senior operating management at headquarters. Independent appraisers are evaluated by regional management, as well as by the loan office manager.

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

    Sales Finance and Credit Card Activities

       Sales finance activities conducted by subsidiaries featuring the name "Beneficial Credit Services" represent an important source of new loan customers for the consumer finance subsidiaries. In 1996, more than 50% of new loan customers for other consumer finance products originated as sales finance customers. Beneficial Credit Services programs are marketed through the loan office network to smaller local and regional merchants.

      Beneficial National Bank USA (BNB USA) is a specialized, private-label credit card bank located in Wilmington, Delaware. BNB USA offers customized private-label and co-branded revolving charge programs to large regional and national retailers, offering their retail customers open lines of credit. Additionally, BNB USA provides marketing and cardholder services designed to meet each retailer's needs. Targeted retailers include electronics, furniture and apparel retailers, as well as home centers, warehouse clubs and general merchandisers. Outstanding receivables totaled $3,870 million at year-end 1996, up from $2,545 million at the end of 1995 and $1,613 million at the end of 1994. A significant portion of the growth was provided by three retailers: Best Buy Company, Inc. (60% of the total gain), and two new national programs, PriceCostco Inc. and Kmart Corporation. These three merchants also accounted for 64% of the portfolio at December 31, 1996. Additionally, approximately 56% of the portfolio was special financing plans, which defer customer interest for up to 13 months.

      BNB USA profitability was dampened by $65 million of up-front loan loss provisioning on the strong receivables growth experienced in 1996 and $10 million of start-up costs relating to programs for Kmart and PriceCostco. Also, interest margin declined from 1995, largely the result of a higher proportion of receivables outstanding during the year from the above-mentioned special financing plans and a higher level of convenience usage, (i.e., customers paying off balances within the grace period before charges accrue). Accordingly, BNB USA aftertax earnings were at virtual breakeven in 1996 versus $21.1 million in 1995 and $5.9 million in 1994. Due to the higher level of receivables growth and the anticipated maturing of the portfolio, net chargeoffs increased to $118.8 million in 1996 from $49.9 million in 1995. As a percentage of average receivables outstanding, net chargeoffs rose to 4.00% in 1996 from 2.64% in 1995. Similarly, contractual delinquency increased to 3.46% at year-end 1996 from 2.98% at December 31, 1995.

    Personal Mortgage Corporation

       Personal Mortgage Corporation (PMC), which began operations in July 1991, provides consumers with fast action on home equity loan applications, all by telephone, with an initial answer usually within 24 hours. The menu of real estate products offered by PMC is wider than typically offered in a loan office and therefore can meet the needs of a broader demographic base. In July 1996, PMC began operations on the
West Coast, with initial efforts centered on Seattle and Spokane, Washington, and Sacramento and Fresno, California, markets. Including these expansion efforts, PMC's operations now include 12 states in the Northeast and Mid Atlantic regions, as well as Florida and the West Coast. In 1996, PMC funded 4,056 loans for $215 million, a 12% improvement over 1995 in number of loans and a 26% improvement in dollars funded. Approximately 83%, or $179 million, of loans funded were sold and transferred to other Beneficial consumer loan subsidiaries in 1996. The remainder were sold to other originators who provide products to service niches outside of Beneficial's traditional customer base. PMC made an aftertax profit contribution of $1.5 million for 1996, down from $1.7 million in 1995.

    Commercial Banking

       Beneficial National Bank (BNB or Bank), based in Wilmington, Delaware, is the Company's commercial banking subsidiary. Through its eight full-service branches in Delaware, BNB provides a full range of commercial and consumer banking services to small- and medium-sized businesses and to consumers in Delaware and surrounding markets. Also, BNB, in conjunction with affiliated companies, originates and services a portion of the tax refund anticipation loans (RALs) issued through H&R Block and certain of its franchisees. In December 1996, BNB introduced a nationwide on-line loan program that allows consumers to apply for unsecured loans through a personal computer and receive a decision in two minutes or less. In addition, the Bank provides significant corporate cash management and treasury services to the Company and its operating subsidiaries. All disbursements through the consumer finance subsidiaries' loan office network, as well as all checks written by customers on revolving credit lines originated through the loan office network, are drawn on BNB.

      At December 31, 1996, total loans outstanding were $176 million, a decrease of 22% and 21% from 1995 and 1994, respectively. The Bank's loan portfolio is composed of 48% commercial and industrial (C&I) loans and 52% consumer loans and credit card receivables. A large portion of the C&I loans are commercial mortgage loans or have real estate collateral as additional security for cash flow-oriented business loans. Total deposits at December 31, 1996 were $319 million, down slightly from $321 million at December 31, 1995 and up moderately from $289 million at December 31, 1994.

       The Bank's earnings include processing fees for originating and servicing the RAL program. These earnings have also been included with the earnings reported in the tax refund anticipation loan program section that follows, so that all earnings related to RAL can be set forth separately.

      BNB's net income excluding RAL processing fees was $6.8 million in 1996, down from $7.0 million in 1995 and up from
$6.1 million in 1994. The decrease in earnings in 1996 resulted mainly from lower interest income compared with 1995.


    Refund Anticipation Loan Program

     Through BNB, RALs are made to consumers entitled to a tax refund who electronically file their returns with the Internal Revenue Service (IRS) through either H&R Block's (Block) electronic filing system or systems of other independent electronic filers approved by the IRS. After the return is processed, refund proceeds are directly transferred from the IRS via electronic funds transfer to a unique customer loan/deposit account at BNB, with the proceeds applied to repay the outstanding loan. In early February 1995, the IRS began delaying the payment of the earned income tax credit
(EITC) portion of the tax refund payable to BNB on returns filed in 1995, and subsequently confirmed that, when finally released, the held earned income portion would be sent directly to the taxpayer, rather than to BNB as directed by the taxpayer. This IRS action created serious collection problems for BNB as related credit losses totaled $96 million. Of the $314 million in RALs affected by the IRS's action, $248 million, or 79%, was recovered by year-end 1996. For discussion on the new BNB agreement with H&R Block Tax Services, Inc., see "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 7.

      The RAL program rebounded dramatically in 1996 with aftertax income of $69.8 million as compared with an aftertax loss of $37.9 million in 1995 and aftertax income of $25.1 million in 1994. As mentioned in the Commercial Banking section, income includes BNB processing fees. Gross revenues in 1996 fell to $141.3 million from $152.6 million in 1995 while up from $81.1 million in 1994. The number of RALs made in 1996 fell slightly to 2,650,000 from 2,717,000 in 1995 and
2,829,000 in 1994. The average loan amount was $853 in 1996 down from $1,162 in 1995 and $1,452 in 1994. The decrease in RALs made and the average loan amount is the result of more stringent credit criteria and the decision to suspend lending on the EITC portion of tax refunds. BNB will resume lending on the portion of tax refunds attributable to the EITC in 1997, primarily to prior customers in good standing.

Insurance Operations

     Operations of the Beneficial Insurance Group (BIG) consist primarily of The Central National Life Insurance Company of Omaha (CNL) and its subsidiary, First Central National Life Insurance Company of New York (FCNL), which underwrite life and disability consumer credit insurance. In mid-1993, BIG acquired Wesco Insurance Company (Wesco), a property/casualty insurance company licensed in 41 jurisdictions. The addition of Wesco allowed BIG to directly underwrite the credit property coverage for the Beneficial consumer finance network. In addition, insurance agency relationships are maintained with several outside insurance companies that offer selected non-credit related products. These products are marketed chiefly through the domestic Beneficial loan office network. Agency operations earn a commission, while the insurance risk of loss rests with the insurance carrier. In October 1995, BFC Insurance Limited, located in Ireland, began to provide credit-related life, accident and health insurance products on United Kingdom originations.

      CNL and its subsidiary, FCNL, rank among the industry leaders in the highly specialized consumer credit insurance marketplace, offering both life and disability coverages. The credit products are generally marketed through the U.S.
consumer finance subsidiary network. During 1996, A.M. Best again affirmed its rating of A+ (Superior) for CNL. CNL also carries a claim-paying ability rating of AA, which is considered excellent, from Standard & Poor's Corporation.

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

      In late 1995, the decision was made to exit the annuity business based on the conclusion that this product line could not offer acceptable profitability or a strategic fit with the core business. Further, recent research indicated that the Beneficial core consumer is likely to remain a borrower well into their mature years. In March 1996, CNL effectively disposed of the $957 million annuity portfolio to SunAmerica Life Insurance Company through a co-insurance agreement. Accordingly, approximately $900 million of investment securities were sold or transferred to SunAmerica, which resulted in capital gains on disposition of investments and an $8.4 million gain after consideration of related taxes. As a result of the disposition, a substantial upstream dividend of $124 million was paid to Beneficial Corporation at year-end 1996.

     The 1996 and 1995 earnings improvement was driven by BIG's successful focus on credit insurance sales opportunities within the rapidly growing Beneficial customer base. Reflecting the overwhelming attractiveness of this customer group and distribution channel, BIG also elected during 1996 to exit the minimally profitable non-affiliated credit insurance business conducted with other consumer lenders. This decision will not materially affect either the Company's financial condition or results of operations.

      BIG's total net premiums written in the U.S., largely by CNL, were $169.2 million in 1996, down 11% from $189.2 million in 1995. Total net premiums written in Ireland were pounds 27.5 million ($43.0 million) in 1996, up from pounds 6.1 million ($9.6 million) in 1995. Total credit premiums written in the U.S., were $159.7 million in 1996 compared with $164.8 million in
1995.    Premiums  written  through  the  loan  office  network
increased 9% to $139.2 million from $127.9 million in 1995.

      The following table sets forth information concerning the
consolidated  insurance  operations  (U.S.  and  Ireland)   (in
millions):

                                      Years Ended December 31

   Premiums Earned                     1996      1995     1994
   Consumer Finance Subsidiaries:
      Credit-related                  $133.5    $104.8  $  96.1
      Other                              3.9       3.9      5.2
   Independent:
      Credit-related                    20.8      23.2     17.1
      Ordinary                           7.7       8.8      9.4
   All Other                             2.8      12.0     15.9
         Total Premiums Earned        $168.7    $152.7   $143.7
   Operating Income
   Consumer Finance Subsidiaries:
      Credit-related                 $  51.3    $ 39.1   $ 34.0
      Agencies                          18.0      15.1     12.4
      Other                              2.9       3.4      3.3
         Total                          72.2      57.6     49.7
   Independent:
      Credit-related                    (2.8)     (1.5)    (5.0)
      Ordinary                           0.9       1.0       --
      Annuity                           22.4*      0.6      4.5
      Other                             (0.4)     (0.5)    (0.4)
         Total                          20.1      (0.4)    (0.9)
   All Other (primarily unallocated
   investment income and capital gains) 17.6      20.2     21.1
         Total Operating Income       $109.9    $ 77.4   $ 69.9

   Net Income                        $  73.3    $ 50.7   $ 45.1

   *Includes  gain  on  disposition  of  annuity-related assets.

      Investment income (net of interest paid on annuities) decreased 18% to $42.7 million in 1996 from $52.1 million in 1995 and $50.1 million in 1994. Investment yield declined to 6.56% at the end of 1996 compared with 7.21% in 1995 and 1994. The decline is due to the disposition of the annuity block and the investment portfolio. The market value of investments at $479 million at year-end 1996, was down significantly from $1.5 billion at year-end 1995 reflecting the transfer of assets related to the annuity block.

Real Estate Investments

      Harbour Island is a 177-acre, mixed-use real estate development attractively located off the southern waterfront of downtown Tampa, Florida. The island is connected to downtown Tampa by two bridges. The Development of Regional Impact plan for full development of the island has been approved and provides for commercial, hotel, residential and retail space.

      At year-end 1996, the investment in and advances to Harbour Island amounted to $80 million, down from $89 million at the end of 1995. Some of the more significant assets of Harbour Island include approximately 63 acres of undeveloped land, a 300-room "four star" hotel (currently under lease to Wyndam Hotels), and a mixed-use office/retail operation currently being leased. This reduction in the Company's investment was largely due to the sale of two luxury garden apartment complexes which netted a pretax gain of approximately $1.6 million. The lessee of the hotel has full operating responsibilities and makes basic rental payments to Harbour Island. Contingent rent is received if net operating income exceeds the basic rent plus a management fee.

      On a fully debt-funded basis, Harbour Island incurred a pretax operating loss of $18.7 million for 1996, compared with pretax losses of $19.5 million in 1995 and $18.0 million in 1994. The project is charged interest on all net cash advanced since inception at Beneficial's annual overall melded cost-of-funds rate. Accordingly, nearly all of the losses in recent years represent interest cost to carry and non-cash depreciation charges. However, until significant parcels of the raw land or entire ventures are sold, accounting losses from Harbour Island are not likely to decline substantially because of the continuing significant cost to carry.

Other Real Estate

      Subsidiaries of the Company also own nearly 700 acres of real estate adjacent to the Peapack, New Jersey, office complex. Including buildings, this real estate is carried at approximately $15 million. Sales of significant parcels of this land are not planned for the immediate future.

Financing

      The Company and its subsidiaries obtain funds both in the United States and in foreign markets through sales of long-term debt securities and commercial paper and through short-term borrowings on unsecured lines of credit from banks. At December 31, 1996, long-term debt totaled $8,631 million (including $3,816 million of variable-rate medium-term notes) and short-term borrowings aggregated $4,169 million (consisting of $3,695 million of commercial paper and $474 million of bank borrowings). In addition, deposits payable totaled $635 million. Lines of credit are used to support commercial paper borrowings by the Company and its subsidiaries. At December 31, 1996, the total of all lines of credit was $4,212 million. In 1995, in support of commercial paper issuances, the Company concluded a $3 billion, five-year, syndicated revolving credit agreement, which replaced the various one- and three-year bilateral agreements. The unused portion of all lines of credit was $3,795 million at December 31, 1996. The overall, weighted average annual interest cost, including the costs of maintaining lines of credit, of all short- and long-term borrowings of the Company and consolidated subsidiaries was 6.54%, 7.22%, 6.57%, 6.77%, and 7.87% in 1996, 1995, 1994, 1993
and 1992, respectively.

      Continuously offered medium-term notes (MTNs) are the primary vehicle used by the Company to place senior term debt. During 1996, $1.8 billion of variable-rate MTNs were sold at an all-in cost roughly equivalent to the Company's cost of commercial paper borrowings. The average maturity was 2.4 years. In addition, fixed-rate MTNs provided $.6 billion in funds during 1996, at an average coupon of 6.54% and a weighted average maturity of 6.5 years The Company had available under a shelf registration with the Securities and Exchange Commission $1.5 billion of unissued debt securities at the end of 1996.

      Beneficial Corporation guarantees the borrowings of its Canadian, United Kingdom, and German subsidiaries, thereby increasing such subsidiaries' access to local capital markets and minimizing interest costs for these foreign operations. The Canadian operation is funded through commercial paper borrowings and notes sold in the Canadian financial market. The United Kingdom operation generates a modest amount of deposits but is chiefly funded through bank borrowings, sterling commercial paper sales, and medium-term debt placements. The German consumer banking subsidiary is funded chiefly with deposits.

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

      The insurance operations are subject to regulation in the jurisdictions in which they are authorized to conduct business. Generally, such laws cover, among other things, types of insurance that may be sold, policy reserve requirements, permissible investments, premiums charged, limitations on the amount of dividends payable by any insurance company and guidelines and standards with respect to dealings between insurance companies and affiliates. In the United States, most states have also enacted insurance holding company legislation pertaining to insurance companies and their affiliates.

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

       The products and operations of the international subsidiaries are subject to regulations in their respective counties. The Canadian operations are subject to federal and provincial legislation which regulates various aspects of its operations, including disclosure of contractual terms, collection practices and creditor remedies. The United Kingdom subsidiary is an authorized institution under the Banking Act 1987 and, as such, is subject to supervision by the Bank of England and holds a full license under the Consumer Credit Act of 1974. As a fully-licensed German Bank, Beneficial Bank AG is regulated by the Federal German Banking Act and other Federal and consumer legislation. The Bank is also a member of the Deposit Insurance System for private German banks which provides specific standards for its members.

Competition

       In the consumer finance industry, the Company's subsidiaries face strong competition from banks, savings institutions, credit unions, finance companies and other financial institutions. Rate competition among finance companies is minimal for small consumer loans. The subsidiaries compete for these loans primarily on the basis of name recognition, service and reputation. There is considerable rate competition within the home equity loan market. Competition has accelerated in recent years, as smaller companies have aggressively entered the sub-prime market using securitization as essentially their sole funding tool. This approach has reduced the cost of capital and lowered industry entry barriers. In six years, BNB USA has grown to one of the nation's largest private-label credit card banks. This fiercely competitive business is based upon service, pricing and product flexibility. In addition, the business of the subsidiaries may be adversely affected in the future by unforeseen factors, such as rate reductions, credit restrictions, economic conditions, judicial decisions or legislative acts.

Item 2.  PROPERTIES.

       The Company and its subsidiaries do not hold any substantial amount of property other than the real estate investments described previously and properties acquired through a security interest. Substantially all of the property utilized by the Company and its subsidiaries are held under lease. Loan offices generally have lease terms of five years with a renewal option for a like term. Most of the leases provide for cancellation rights after two years. Information as to minimum rental commitments on leased property and periods of expiration is contained in Note 25 to the financial statements.

Item 3.  LEGAL PROCEEDINGS.

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                           PART II

Item 5. MARKET  FOR  REGISTRANT'S COMMON EQUITY  AND  RELATED
        STOCKHOLDER MATTERS.

     Beneficial Corporation's Common Stock is listed on the New York Stock Exchange. The aggregate amounts of common dividends paid during 1996 and 1995 were $105.3 million and $94.5 million, respectively. As of March 1, 1997, Common Stock was held of record by 14,132 stockholders. Additional information pertaining to the Company's Common Stock is set forth below:

                                  Three Months Ended

                                 3/31     6/30     9/30    12/31   Total
1996
Dividends  per Common Share   $   .47  $   .47  $   .52  $   .52   $1.98
Market Price of Common Stock:
   High                        58-3/8   61-1/4   59-1/2   66-1/2
   Low                         43-1/2   54-1/8   50-7/8   57-1/8
   Close                       57-5/8   56-1/8   57-1/2   63-3/8

1995
Dividends per Common Share    $   .43  $   .43  $   .47  $   .47   $1.80
Market Price of Common Stock:
   High                        42-1/2   45-3/4   53-3/4   55-1/2
   Low                         37       39-1/4   43-5/8   46-1/8
   Close                       39-1/4   44       52-1/4   46-5/8


Item 6.  SELECTED FINANCIAL DATA.

           BENEFICIAL CORPORATION AND SUBSIDIARIES
                      FIVE-YEAR SUMMARY
              (in millions, except where noted)

During The Year                   1996      1995      1994      1993      1992
  Net Income (Loss)
   Income from Continuing
    Operations (a)           $   281.0     150.5     177.7     186.0     148.4
   Loss from Discontinued
    Operations               $      --        --        --        --      (1.4)
   Extraordinary Items       $      --        --        --      (2.8)     (3.1)
   Cumulative Effect of
    Accounting Changes       $      --        --        --        --     (98.6)
   Net Income                $   281.0     150.5     177.7     183.2      45.3
Earnings (Loss) per
  Common Share (dollars)
   Continuing Operations (a) $    5.08      2.72      3.28      3.45      2.75
   Discontinued Operations   $      --        --        --        --      (.03)
   Extraordinary Items       $      --        --        --      (.05)     (.06)
   Cumulative Effect of
    Accounting Changes       $      --        --        --        --     (1.89)
   Earnings Per Common Share $    5.08      2.72      3.28      3.40       .77
Average Number of Common
  Shares Outstanding              54.3      53.5      52.6      52.4      52.0
Dividends Paid per Common
  Share (dollars)            $    1.98      1.80      1.62      1.43      1.35
Gross Revenue                $ 2,771.9   2,398.2   2,137.4   1,957.5   1,819.3
Interest Expense             $   812.8     816.2     673.6     633.2     642.7
Lending Spread               $ 1,330.7   1,198.4   1,080.1     974.2     874.5
Lending Spread as a % of
  Average Receivables             9.84      9.71      9.65      9.62      9.80
Provision for Credit
  Losses (b)                 $   398.8     280.2     198.7     171.8     164.1
Total Expenses               $ 2,313.4   2,127.8   1,811.3   1,642.3   1,567.7
Income before Income Taxes   $   458.5     270.4     326.1     315.2     251.6
% of Monthly Cash Principal
  Collections to Average
  Monthly Balances                5.51      5.03      4.52      3.85      3.91
% of Finance Receivables
  Charged Off (less
  recoveries) to Average
  Monthly Balances (b)            2.26      1.64      1.28      1.42      1.75

At Year-End
Finance Receivables          $14,672.0  13,416.2  12,322.6  11,018.7   9,592.3
Number of Accounts                 7.0       5.1       4.4       3.5       3.0
Allowance for Credit Losses  $   498.2     406.1     331.6     279.0     262.4
Total Assets                 $16,931.2  15,737.3  14,376.6  12,916.9  11,472.9
Short-Term Debt              $ 4,169.3   4,023.9   3,473.9   2,934.4   2,649.8
Long-Term Debt               $ 8,631.1   7,792.5   7,324.8   6,754.8   5,847.7
Shareholders' Equity         $ 1,694.8   1,503.0   1,400.3   1,312.2   1,207.6
Book Value per Common Share
  (dollars)                  $   28.79     25.80     24.34     22.78     20.90
% of Allowance for Credit
  Losses to Finance
  Receivables                     3.40      3.03      2.69      2.53      2.74
% of Finance Receivables
  with Delinquency Two Months
  and Greater on a
  Contractual Basis               3.38      2.98      2.46      2.67      3.24
Holders of Common Shares
  (whole numbers)               14,200    14,800    15,300    15,300    15,600
Employees (whole numbers)        9,700     9,000     8,500     8,200     7,900
Consumer Finance Offices
  (whole numbers)                1,186     1,130     1,090     1,066     1,056

(a) Income from continuing operations includes a provision for credit losses related to the German liquidating portfolio of $15.0 ($.28 per share) in 1995 and $38.0 ($.72 per share) in
 1994,  and  a  $5.9  aftertax ($.11 per share)  provision  for restructuring in 1995.
(b)  1995  and  1994  do not reflect $15.0  (0.12%  of  average monthly balances) and $38.0 (0.33% of average monthly balances), respectively, of credit losses related to the German liquidating loan portfolio.


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

    Financial Condition

      Reflecting two sales of $1,919 million of variable-rate revolving home equity lines of credit to trusts created as a real estate mortgage investment conduit (REMIC), the Company's leverage (the ratio of interest-bearing debt to total equity) decreased to 7.93 times at the end of 1996 from 8.29 times at the end of 1995. The Company also completed a $1,104 million securitization in 1995 and is planning further securitizations during 1997.

      The Company believes sufficient cash resources exist to support its long-term growth strategies. These resources include cash generated by operations (including repayments of receivables) and the Company's ability to obtain additional financing through short-term borrowings (primarily commercial paper supported by committed bank lines), long-term borrowings through both private and public debt offerings and periodic securitizations. The Company's long-term debt is rated A or A+ and commercial paper 1 by all four major rating agencies. Growth in finance receivables is primarily funded through debt issuance.

      Total owned finance receivables increased $1,256 million, or 9%, in 1996, compared with a gain of $1,094 million, or 9%, in 1995. Similar to 1995, growth was the strongest during the fourth quarter and from a product line perspective, was highest in private-label revolving charge programs marketed to large regional and national retailers by Beneficial National Bank USA (BNB USA), the Company's credit card bank subsidiary. Gains at BNB USA were $1,325 million during 1996, resulting in year-end receivables of $3,870 million. Of these gains, 87% are attributable to three merchants, Best Buy Company, Inc. (60% of the total gain), Kmart Corporation and PriceCostco Inc. These three merchants also account for 64% of year-end receivables. Reflecting the above-mentioned securitizations, variable-rate real estate receivables declined $655 million or 20% in 1996. Personal unsecured receivables increased $227 million or 8%.
In total, unsecured loan portfolios represented 58% of the Company's total owned receivables outstanding at year-end 1996, versus 50% at the end of 1995 and 43% at the end of 1994.

      Total managed receivables increased $2,331 million, or 16%, compared with a gain of $1,577 million or 12% in 1995. This trend was in large part the result of 1996 growth at BNB USA exceeding 1995 growth by $394 million. Reflecting this year's securitizations, as well as the remaining balance of receivables serviced from previous securitizations, total receivables sold with servicing retained were $2,189 million at December 31, 1996, compared with $1,114 million at year-end 1995.

      Total loans owned delinquent two months and greater on a contractual basis increased to 3.38% at the end of 1996 from 2.98% at the end of 1995. This increase reflects both a greater proportion of, and higher delinquency in, the credit card and unsecured portfolios in addition to a weaker overall consumer credit environment in North America and the United Kingdom. On a loans managed basis, delinquency similarly increased to 3.20% at the end of 1996 from 2.97% at the end of 1995. The table below details delinquency by product on both an owned and managed basis for 1996 and 1995.

Managed Basis                              Owned Basis

1996    1995          Delinquency           1996     1995
2.13%  2.17%      Real Estate Secure        2.17%    2.07%
5.81    5.28      Personal Unsecured        5.81     5.28
3.23    2.76      Credit Card               3.23     2.76
3.62    2.89      Sales Finance             3.62     2.89
3.20%   2.97%     Overall                   3.38%    2.98%

      Net chargeoffs were $316.9 million versus $209.4 million in 1995 ($224.4 million including the charges related to the Company's German liquidating loan portfolio, discussed further in the Results of Operations that follow). As a percentage of average receivables, net chargeoffs increased to 2.26% from 1.64% in 1995 (1.76% including the German liquidating loan charges). At year-end 1996, the allowance for credit losses as a percentage of finance receivables owned was 3.40%, compared with 3.03% at the end of 1995. At this level, the allowance covers full-year chargeoffs 1.57 times, compared with 1.94 times in 1995 (excluding German liquidating loan charges). During the year, the balance of the reserve increased $92.1 million to $498.2 million.

     At March 31, 1996, the Company effectively disposed of the $957 million annuity portfolio of the Central National Life Insurance Company of Omaha, a subsidiary of the Beneficial Insurance Group, Inc., to SunAmerica Life Insurance Company through a co-insurance agreement. Accordingly, approximately $900 million of investment securities were sold or transferred to SunAmerica as part of this disposition, which resulted in capital gains on disposition of investments and an $8.4 million gain, after consideration of related taxes. Although the risks of ownership have been substantially transferred to SunAmerica by the co-insurance agreement, SunAmerica has not yet legally assumed the policies. Therefore, the remaining $908 million in policy reserves related to the annuity portfolio and an offsetting deposit in other assets remain on the Company's balance sheet to be reduced as SunAmerica legally assumes or rewrites the policies. These policy reserves declined $49 million through December 31, 1996.

      Investment securities decreased $941 million, or 63%, in 1996, largely related to the disposition of the annuity portfolio. Following the decision to exit the annuity business, and given the one-time reclassification allowed temporarily under "A Guide to Implementation of Statement of Financial Accounting Standards (SFAS) No. 115," the Company transferred $795 million of debt securities from the "Held to Maturity" category to the "Available for Sale" category in December 1995, and as a result, a separate component of shareholders' equity was increased by $12 million for net aftertax unrealized gains on the transferred securities. The $15.8 million reduction in unrealized gains in a separate component of shareholders' equity during 1996 was largely the result of the annuity portfolio disposition. See Note 7 to the Financial Statements for more information on investment securities.

      On November 21, 1996, the Company's Board of Directors authorized the repurchase of up to 1.2 million, or approximately 2%, of outstanding common shares. The shares will be repurchased from time-to-time at prices deemed appropriate by the Company and will be placed in treasury for general corporate purposes. This program corresponds to the $169 million in dividends paid by the insurance, commercial banking and Canadian subsidiaries in the fourth quarter of 1996.

Results of Operations

     Net income in 1996 increased to $281.0 million from $150.5 million in 1995 and $177.7 million in 1994. The earnings improvement in 1996 stemmed primarily from the turnaround of the tax refund anticipation loan (RAL) business. For the year, consolidated results included pretax earnings of $116 million or $70 million aftertax from the RAL business, versus a pretax loss of $63 million or $38 million aftertax in 1995 and pretax earnings of $42 million or $25 million aftertax in 1994. The RAL business was severely impacted in 1995 when the Internal Revenue Service (IRS) released payment of the earned income tax credit (EITC) portion on thousands of refunds directly to the taxpayers who had already received the approximate amount of their refunds through the RAL program, rather than to the Company's banking subsidiary to repay the loan as directed by the taxpayer. Conversely, the 1996 RAL results benefited from prior-year bad debt collections of $48.6 million as well as smooth and efficient processing of tax refunds by the IRS. For the 1996 season, the Company's subsidiary, Beneficial National Bank (BNB), did not lend on the EITC portion of any refunds. In 1997, BNB will resume lending on the EITC portion of refunds, primarily to prior customers in good standing.

      In July 1996, BNB signed a new 10-year agreement with H&R Block Tax Services, Inc., giving BNB the exclusive right to offer RALs to eligible H&R Block (Block) customers in all of Block's company-owned offices. In return for the longer-term exclusivity given to BNB, the new agreement gives Block a share in both the revenue and credit risk of the RALs by allowing Block Financial Corporation to purchase an interest in the portfolio of RALs originated by Block's company-owned offices. For the first two years of the contract, the Block interest will be 40%; for years three through 10, the interest will be 49.99%. Although some near-term profits will be sacrificed, the new agreement provides longevity and stability to BNB's RAL product. Prior agreements called for the renegotiation of a contract every three years.

      The absolute lending spread increased from the preceding year by 11% in both 1996 and 1995, with the increases largely
attributable  to  higher  average  owned  receivables.   As   a
percentage of average owned receivables, the lending spread was
9.84%,  compared  with 9.71% in 1995 and 9.65%  in  1994.   The
average yield on the portfolio was 15.85% in 1996, compared with 16.32% in 1995 and 15.67% in 1994. Over the same periods, interest expense as a percentage of average owned receivables
was  6.01% in 1996 versus 6.61% in 1995 and 6.02% in 1994.   In
North   America,  the  fixed-rate  real  estate  secured  loans
originated in 1996 were written at an average yield of 13.23%, compared with 13.85% in 1995 and 14.51% in 1994, while variable-rate real estate secured loans were written at a spread over prime of approximately 366 basis points in 1996, compared with approximately 400 and 440 basis points during the prior two years. In 1996, the average yield on unsecured personal loans written in North America was 25.64%, compared with 25.41% and 25.28% in 1995 and 1994, respectively. The average yield on the credit card portfolio was 16.02% in 1996, versus 17.45% in 1995 and 16.26% in 1994.

     Interest expense decreased $3.4 million from the preceding year in 1996 and increased $142.6 million in 1995. 1996 worldwide average borrowing costs decreased to 6.54% from 7.22% in 1995 and 6.57% in 1994. Higher borrowing levels added $101.4 million and $72.9 million in interest costs from the preceding year in 1996 and 1995, while the corresponding fluctuations resulting from interest rate changes were a decrease of $104.8 million in 1996 and an increase of $69.7 million in 1995. The Company minimizes its exposure to interest rate risk by closely managing the gap between its interest-sensitive assets and liabilities. The Company utilizes interest rate swaps to moderate its exposure to interest rate fluctuations. See Notes 2h and 23 to the Financial Statements for more information on derivatives.

      Lending spreads, as a percentage of average receivables, were up modestly from 1995 in both the U.S. consumer finance subsidiaries and in the international operations. The increased lending spread from 1995 also reflected a reduced cost of carry on RAL receivables. These favorable trends were mitigated by lower spreads at BNB USA, where the interest margin declined by approximately 120 basis points from 1995. This spread reduction was largely the result of a higher proportion of receivables outstanding during the year from special financing plans, which defer customer interest for up to 13 months, as well as a higher level of convenience usage (i.e., customers paying off balances within the grace period before finance charges accrue). Further, special financing portfolio performance was not consistent with pricing assumptions. BNB USA is in the process of attempting to rectify these situations. At December 31, 1996, special financing plans represented 56% of BNB USA's portfolio.

      BNB USA profitability was further dampened by $65 million of up-front loan loss provisioning on the strong receivables growth experienced in 1996 and $10 million of start-up costs relating to programs for Kmart and PriceCostco. Accordingly, BNB USA earnings were at virtual breakeven in 1996, versus pretax profits of $35.1 million and $9.8 million in 1995 and 1994, respectively. While management anticipates considerable profit improvement at BNB USA in 1997, the actual results will depend on the outcome of pricing renegotiations with a number of the larger merchants, the magnitude of special financing conversion to standard plans, and the level of continuing start-up costs associated with the two new merchant programs.

      The Beneficial Insurance Group, Inc., reported pretax income of $104.0 million ($79.6 million excluding the annuity-related capital gains) in 1996, versus $77.1 million and $69.9 million in 1995 and 1994. These trends reflect the continuation of strong production of credit insurance and well-controlled loss ratios. During the third quarter of 1996, the decision was made to discontinue marketing credit insurance through non-affiliated independent credit providers. The customer base of this business was primarily commercial banks and thrift institutions in the Northeast. This decision will not materially affect either the Company's financial condition or results of operations.

      Harbour Island Inc., the Company's real estate subsidiary in Tampa, Florida, recorded a pretax loss, on a fully debt-funded basis, of $18.7 million in 1996, down from $19.5 million in 1995, but increased from $18.0 million in 1994. The 1996 results reflect the sale of two luxury apartment complexes at a pretax gain of $1.6 million. These sales reduced the Company's investment in Harbour Island by approximately $10 million. Nearly all of the losses in recent years represent imputed interest costs computed at the Company's overall melded cost of funds rate and depreciation charges. The pretax loss relating to Harbour Island Inc. is likely to continue at current levels, unless substantial portions of the real estate on Harbour Island are sold.

      Other revenues increased 99% in 1996 from the preceding year following a decrease of 4% in 1995. The 1996 increase in other revenue of $228.8 million related to the previously mentioned turnaround of the RAL business, the capital gain related to the disposition of the annuity portfolio, increased servicing revenue relating to securitized receivables and securitization gains of $55.3 million in 1996 versus $23.5 million and $15.4 million in 1995 and 1994, respectively. Comparing 1995 with 1994, the previously discussed fluctuations from the RAL business were largely offset by increased servicing revenue and gains from the aforementioned securitization.

      The provision for credit losses increased $118.6 million, or 42%, in 1996 compared with an increase of $81.5 million, or 41%, in 1995 (excluding the German charge). The increase in 1996 and 1995 reflects higher chargeoffs, as well as additions to the allowance for credit losses corresponding to increased unsecured receivables growth. The increased chargeoffs were entirely in the unsecured product lines, reflecting both the expected maturing of the BNB USA portfolio and a higher incidence of bankruptcies in North America. As a percentage of receivables, credit card chargeoffs increased to 3.81% in 1996 from 2.73% in 1995, and personal unsecured chargeoffs increased to 4.55% from 3.79% in 1995. Management expects this credit card trend to continue in 1997 (though at a less rapid rate of increase than in prior years) as the portfolio matures, while the personal unsecured rates will continue to reflect the economic cycle and the economic health of the consumer. As a percentage of average owned receivables, the provision was 2.95%, compared with 2.27% in 1995 (2.39% including the German liquidating loan charges).

      Salaries and other operating expenses, combined, were up 10% in 1996 and 14% in 1995 over the respective prior years, generally reflecting normal increases attributable to growth in receivables. These trends also reflected the previously mentioned costs associated with new merchant programs and expenses relating to a second data center opened during the fourth quarter of 1996. The 1996 comparisons with the prior year benefited from lower RAL collection expenses, and savings from the fourth-quarter 1995 restructuring. As a percentage of average managed receivables, salaries and other operating expenses were 6.65%, 6.85% and 6.89% in 1996, 1995 and 1994, respectively.

     In December 1994, the Company announced its intent to sell its German consumer banking subsidiary, BFK Bank AG (BFK). Simultaneously, the Company recorded a $38.0 million, or $0.72 per share, charge to reflect potential credit losses and related expenses at BFK on a block of loans granted to finance the purchase of campground sites by German consumers from Fundus Grundstuecks GmbH (Fundus), a German financial services company that ultimately went bankrupt.

      During  1995,  negotiations and  other  work-out  efforts
relating  to  the  Fundus  loans,  both  apart  from   and   in
conjunction  with the possible BFK sales, did not  progress  as anticipated in the original loss estimates. As a result, in December 1995, the Company recorded a $15.0 million, or $0.28 per share, charge for additional potential losses relating to the Fundus portfolio. In December 1995, the Company announced the decision to retain BFK as no acceptable offers were
received,  and  new management was put in place.   Following  a
thorough analysis of BFK's entire loan portfolio, and the supporting collateral, the Company recorded a $10.0 million, or $0.19 per share provision for loan losses related to other (non-Fundus) commercial loans. None of the above mentioned German charges had a tax offset because of BFK's net operating loss position at that time. In October 1996, BFK was renamed Beneficial Bank AG (BBAG).

      Also in October 1996, a settlement agreement relating to most of the Fundus loans was concluded. In return for certain cash payments from the borrowers, the loans were canceled and BBAG obtained title to the underlying collateral. The previously established loss reserves were evaluated in light of the settlement and determined to be adequate by management.
The campground sites will be professionally managed until liquidation. This collateral had a carrying value of $5.0 million at December 31, 1996.

      In the fourth quarter of 1995, the Company implemented an expense-reduction program principally within its headquarters operations. This program resulted in a $9.8 million pretax restructuring charge, which was largely early retirement and severance expenses corresponding to workforce reductions of
225. This restructuring charge reduced net income on an aftertax basis by $5.9 million or $0.11 per share in 1995.

      Although the statutory rate was 35% for all years, the Company's effective tax rates were 38.7% in 1996, 44.3% in 1995 and 45.5% in 1994. The effective rate in 1996 benefited from the utilization of approximately $8 million of additional foreign tax credits, resulting from the Company's election to modify the methodology for calculating foreign tax credit limitations. This election is expected to improve the Company's ability to utilize foreign tax credits in the future with a resulting benefit to the future effective rate. The effective tax rate was substantially higher in 1995 and 1994 because of the German charges, which were not offset by tax benefits. Beyond these items, taxes are higher than the U.S. federal statutory rate primarily because of state income taxes. Because of the Company's earnings level, a valuation allowance is established only on foreign tax credit carryforwards. The net deferred tax assets is approximately $232 million at December 31, 1996. Management has determined, based on the Company's history of prior operating earnings and its expectations for future earnings, that operating income of the Company will be sufficient to recognize fully these deferred tax assets. See Note 17 to the Financial Statements for further discussion.

      In 1992, the IRS completed its examination of the Company's federal income tax returns for 1984 through 1987 and proposed certain adjustments that relate principally to activities of the Company's former subsidiary, American Centennial Insurance Company, prior to its sale in 1987. Although prepayments were made thereon in 1992, the Company contested the proposed adjustments within the administrative appeals process of the IRS. During the third quarter of 1996, the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments. The Company fully intends to oppose the adjustments through litigation. Management does not expect the ultimate resolution of these issues to have a material effect on the Company's financial position, results of operations or liquidity. See Note 27 to the Financial Statements for further discussion of the assessment.

      During the fourth quarter of 1996, the Company decided to implement a broad-based option program for substantially all employees who do not participate in the existing option plan. This program resulted in the issuance of approximately 900,000 options on January 31, 1997, at a strike price 20% above the market price at the date of issuance. See Note 20 to the Financial Statements for further information regarding stock options.

Changes in Cash Flow and Liquidity

      The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, and cash provided from operations (including maturities and repayments of its receivables). The monthly collections of cash principal as a percentage of average receivables were 5.51% in 1996 and 5.03% in 1995. Also, from time to time, subsidiaries of the Company sell home equity loans through securitizations in the capital markets.

      Substantial additional liquidity is available through committed bank credit lines that the Company maintains in support of its commercial paper borrowings. During the fourth quarter of 1995, the Company entered into a $3 billion, five-year syndicated revolving credit agreement, which replaced the various one-and three-year bilateral agreements, totaling $2.9 billion, that the Company had previously maintained. This syndicated revolving credit agreement has a $1.0 billion net-worth test. At year-end 1996, total standby lines of credit were $4.2 billion, of which $3.8 billion was unused.

     One of the Company's financial strengths is its ability to raise long-term debt in a wide variety of domestic and international markets. Including medium-term notes, long-term debt represented 64% of the Company's funding base at the end of 1996, compared with 63% at the end of 1995. In 1996, the Company issued $1.8 billion in variable-rate medium-term notes at an all-in cost slightly above the Company's cost of commercial paper borrowings. The average maturity was 2.4 years. Fixed-rate medium-term note issuances totaled $0.6 billion, at an average coupon of 6.54% and an average maturity of 6.5 years. In addition, the Company had available under shelf registrations with the Securities and Exchange Commission $1.5 billion of unissued debt securities at year-end 1996.

      The Company hedges the majority of its investment in foreign subsidiaries by selling at-the-money (spot) call options and buying out-of-the-money (spot) put options on Canadian dollars and British pounds. With the exception of the strike rates, all terms of the call and put are identical. The notional amount of each option is an amount that will generally produce offsetting gains or losses (on an aftertax basis) to the gains or losses produced by the underlying net investment. The combination of these instruments (a "no cost collar") is effectively a partial hedge, as hedging gains or losses occur only when the spot rates fluctuate outside the range of the respective strike rates. These option transactions generally have a maturity of three to six months. Foreign currency swaps and forward exchange agreements are also utilized to hedge a portion of the Company's investment in foreign subsidiaries.

      The  Company  monitors the effectiveness of  its  hedging
program through a quarterly analysis comparing the foreign exchange gains and losses on the investments in foreign operations to hedge gains and losses because of currency fluctuations. Hedge gains and losses are calculated by comparing the option strike rate to the spot exchange rate on each financial statement date as though the option were exercised at that time. There were no amounts recognized in net income during the three years ended December 31, 1996. Gains and losses in excess of the amount needed to offset gains or losses on investments in foreign subsidiaries because of currency fluctuations are not expected given the above hedging strategy. See Notes 2h and 23 to the Financial Statements for further information on derivatives.

      The  Company minimizes all off-balance-sheet credit  risk
exposure  by limiting the counterparties to major international
banks  and  financial  institutions.   The  Company  has  never
experienced nonperformance by any counterparty.

    Recent Accounting Pronouncements

      The Financial Accounting Standards Board has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No 125." SFAS 125 as amended by SFAS 127 standardizes the accounting and disclosures required for securitizations and transfers and servicing of other financial assets. The statement is effective for certain transactions occurring after December 31, 1996. The statement will not have a material effect on the Company's financial position or result of operations.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF BENEFICIAL CORPORATION:

      We have audited the accompanying consolidated balance sheets of Beneficial Corporation and Subsidiaries as of
December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beneficial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 28, 1997


            BENEFICIAL CORPORATION AND SUBSIDIARIES
                        BALANCE SHEET

                                               December 31
                                            1996         1995
                                              (in millions)
ASSETS

Cash and Equivalents                     $   279.6    $   273.1
Finance Receivables (Note 5)              14,672.0     13,416.2
 Allowance for Credit Losses (Note 6)       (498.2)     (406.1)
      Net Finance Receivables             14,173.8     13,010.1
Investment Securities (Note 7)               550.3      1,491.4
Property and Equipment                       204.9        183.1
Other Assets (Note 8)                      1,722.6        779.6
      TOTAL ASSETS                       $16,931.2    $15,737.3

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 10)                $ 4,169.3    $ 4,023.9
Deposits Payable                             635.0        642.5
Long-Term Debt (Note 11)                   8,631.1      7,792.5
 Total Interest-Bearing Debt              13,435.4     12,458.9
Accounts Payable and Accrued
  Liabilities (Note 9)                       534.0        509.9
Insurance Policy and Claim Reserves        1,267.0      1,265.5
 Total Liabilities                       $15,236.4    $14,234.3

Shareholders' Equity:
 Preferred Stock (Note 12)                   114.8        114.8
 Common Stock (160.0 shares authorized;
  54.0 and 53.2 shares outstanding)
  (Note 12)                                   54.0         53.2
 Additional Capital (Note 13)                305.3        270.0
 Net Unrealized Gain on Investment
  Securities (Note 7)                          2.6         18.4
 Accumulated Foreign Currency
  Translation Adjustments                    (45.4)       (46.4)
 Retained Earnings                         1,263.5      1,093.0
    Total Shareholders' Equity             1,694.8      1,503.0
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY             $16,931.2    $15,737.3

See Notes to Financial Statements.

           BENEFICIAL CORPORATION AND SUBSIDIARIES
          STATEMENT OF INCOME AND RETAINED EARNINGS

                                            Years Ended December 31

                                           1996       1995       1994
                                  (in millions, except per share amounts)
REVENUE
 Finance Charges and Fees                $2,143.5   $2,014.6   $1,753.7
 Interest Expense                           812.8      816.2      673.6
    Lending Spread                        1,330.7    1,198.4    1,080.1
 Insurance Premiums                         168.7      152.7      143.7
 Other (Note 18)                            459.7      230.9      240.0
    Total                                 1,959.1    1,582.0    1,463.8

OPERATING EXPENSES
 Salaries and Employee Benefits             412.6      384.6      350.7
 Insurance Benefits                          82.8       80.4       86.5
 Provision for Credit Losses                398.8      280.2      198.7
 Provision for Credit Losses on German
    Liquidating Loan Portfolio (Note 3)        --       15.0       38.0
 Provision for Restructuring (Note 4)          --        9.8         --
 Other (Note 19)                            606.4      541.6      463.8
    Total                                 1,500.6    1,311.6    1,137.7
Income Before Income Taxes                  458.5      270.4      326.1
Provision for Income Taxes (Note 17)        177.5      119.9      148.4
NET INCOME                                  281.0      150.5      177.7
Retained Earnings, Beginning of Period    1,093.0    1,042.2      953.7
Dividends   Paid   (Note   22)             (110.5)     (99.7)     (89.2)
RETAINED EARNINGS, END OF PERIOD         $1,263.5   $1,093.0   $1,042.2

EARNINGS PER COMMON SHARE                $   5.08   $   2.72   $   3.28

DIVIDENDS PER COMMON SHARE               $   1.98   $   1.80   $   1.62

AVERAGE COMMON SHARES OUTSTANDING            54.3       53.5       52.6

See Notes to Financial Statements.


            BENEFICIAL CORPORATION AND SUBSIDIARIES
                   STATEMENT OF CASH FLOWS

                                                          Years Ended
                                                          December 31

                                                  1996       1995       1994
                                                         (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                 $    281.0  $   150.5  $   177.7
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:
      Provision for Credit Losses                398.8      280.2      198.7
      Provision for Credit Losses on German
          Liquidating Loan Portfolio                --       15.0       38.0
      Provision for Restructuring                   --        9.8         --
      Provision for Deferred Income Taxes        (32.5)     (35.0)     (30.9)
      Depreciation and Amortization               49.6       48.8       49.1
      Insurance Policy and Claim Reserves          1.5      180.8      169.0
      Accounts Payable and Accrued Liabilities    24.1       50.2       63.5
        Net Cash Provided by Operating
         Activities                              722.5      700.3      665.1

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired          (12,341.8)  (9,860.3)  (8,251.3)
 Receivables Collected                         8,943.2    7,443.3    6,064.1
 Receivables Securitized                       1,919.3    1,103.8      757.0
 Available-For-Sale Investments Purchased       (492.8)    (313.9)    (219.7)
 Held-To-Maturity Investments Purchased          (13.0)     (78.2)    (251.1)
 Available-For-Sale Investments Sold           1,032.6       97.5       55.0
 Available-For-Sale Investments Matured          372.9      154.5      158.9
 Held-To-Maturity Investments Matured              5.3       21.1       66.3
 Property and Equipment Purchased                (62.6)     (37.2)     (25.0)
 Deposit from Reinsurer                         (908.3)        --         --
 Other                                            43.1      (15.4)      (7.4)
        Net Cash Used in Investing
         Activities                           (1,502.1)  (1,484.8)  (1,653.2)

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change                      88.9      556.4      537.3
 Deposits Payable, Net Change                      9.2      (29.4)       9.0
 Long-Term Debt Issued                         2,782.3    3,102.1    2,767.1
 Long-Term Debt Repaid                        (1,983.8)  (2,661.3)  (2,228.5)
 Dividends Paid                                 (110.5)     (99.7)     (89.2)
        Net Cash Provided by Financing
         Activities                              786.1      868.1      995.7

NET INCREASE IN CASH AND EQUIVALENTS               6.5       83.6        7.6
Cash and Equivalents at Beginning of Period      273.1      189.5      181.9
CASH AND EQUIVALENTS AT END OF PERIOD        $   279.6  $   273.1  $   189.5

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                               $   816.2  $   823.4  $   680.0
 Income Taxes Paid                               222.9      154.8      150.5

See Notes to Financial Statements.



             BENEFICIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
             (in millions, except per share amounts)


1. NATURE OF OPERATIONS

   Beneficial Corporation (Company) is a holding company, subsidiaries of which provide financial services through their various consumer finance, banking and insurance operations located throughout the United States, Canada, Germany, Ireland and the United Kingdom. The Beneficial consumer finance loan office network includes more than 1,100 offices, offering both real estate secured loans and unsecured loans, as well as credit-related insurance products. Additionally, other subsidiaries offer credit card products (largely private-label), tax refund anticipated loans and selected non-credit-related insurance products. Approximately 40% of loans owned outstanding are secured by real estate. The majority of net income is derived from the consumer finance operations and credit insurance products related to the consumer finance business. Operations in any one country outside the United States are not significant in relation to the Company's overall operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

   a)    Basis   of   Consolidation.   The  consolidated   financial
   statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles. Certain prior-period amounts have been reclassified to conform with the 1996 presentation.

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

   c) Finance Operations. The financial statements are prepared on the accrual basis. Finance charges are recognized as income using the interest method or methods that produce similar results. Loan origination fees are deferred and amortized into interest income over the estimated lives of the related loans, except to the extent that they offset directly related lending costs. Direct origination costs for credit cards are deferred and amortized over 12 months. Income accrual is generally suspended after 30 days on delinquent loans.

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

   Real estate properties acquired through foreclosure are carried at the lower of cost or estimated fair market value, minus estimated costs to sell, determined on an individual asset basis. Valuations are periodically performed by management, and an allowance for possible losses is established if the book value exceeds the estimated fair market value minus estimated costs to sell. Residual gains or losses on disposition are recorded in expense as incurred.

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

   d) Receivables Sold with Servicing Retained. Periodically, subsidiaries of the Company have sold home equity loans to trusts created as real estate mortgage investment conduits and retain the servicing. At the date of such securitizations, the Company allocates the total cost of the home equity loans to mortgage servicing rights and the loans based on their relative fair values. Fair values are determined based on present valuing the expected future cash flows using a discount rate commensurate with the risks involved, adjusted for prepayments and bad debts. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.

   e) Insurance Operations. The Company's insurance subsidiaries are engaged in writing credit life, credit accident and health insurance, credit property and ordinary life insurance. Premiums on credit life insurance are taken into income using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, which are taken into income using the straight-line method over the lives of the policies. Premiums on credit accident and health insurance are generally taken into income using an average of the sum-of-the-digits and the straight-line methods. Premiums for credit property are generally taken into income using the sum-of-the-digits method or on a pro-rata basis. Premiums for ordinary life insurance are included in income when due. Premiums collected on annuity contracts are included as a liability in insurance policy and claim reserves. Policy reserves for credit life, credit accident and health insurance, and credit property are equal to related unearned premiums. Additionally, claim reserves for credit life, credit accident and health insurance, and credit property are adjusted to reflect claim experience. Liabilities for future life insurance policy benefits associated with ordinary life contracts are accrued when premium revenue is recognized and are computed on the basis of assumptions as to investment yields, mortality, morbidity and withdrawals.

   f) Valuation of Investment Securities. Investments are owned principally by the insurance subsidiaries and consist primarily of debt securities. Investments in debt securities that the subsidiaries have both the ability and the intention of holding until maturity are classified as held-to-maturity securities and reported at amortized cost (remaining principal net of unamortized premiums or discounts). Investments that may be sold prior to maturity to support the subsidiaries' investment strategy, such as in response to changes in interest rates or tax deductibility of interest, are considered as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The subsidiaries do not hold any securities for trading purposes. The cost of investments sold is determined on the specific cost identification basis.

   g) Translation of Foreign Currencies. Operations outside the United States are conducted through subsidiaries located in Canada, Germany, Ireland and the United Kingdom. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates, while income and expense items are translated at the average exchange rates for each period covered by the statement of income and retained earnings. The resulting translation adjustments are included in accumulated foreign currency translation adjustments, a separate component of shareholders' equity.

   h) Derivative Financial Instruments. To hedge its investment in foreign subsidiaries and to moderate its exposure to interest rate fluctuations, the Company enters into various transactions involving off-balance-sheet financial instruments. These transactions include options, currency swaps and forwards for foreign currency risk management and interest rate swaps and forward rate agreements for interest rate exposure management.

   Gains or losses on foreign currency instruments designated as hedges of the Company's net investments in foreign subsidiaries are included with translation adjustments in shareholders' equity. Gains or losses on these instruments in excess of the amount needed to offset net investment losses or gains are included in income. The net amount of interest income and interest expense on agreements used to hedge interest rate exposure is recognized in interest expense over the lives of the instruments. The indices on derivatives used to hedge interest rate exposure match an index corresponding to either a specific long-term debt instrument or to a pool of short-term debt. The Company does not terminate these derivatives prior to maturity.
   In the unlikely event of termination, gain or loss would be reflected in the income statement, or deferred and recognized over the remaining life of the hedged instrument.

   The Company does not serve as a financial intermediary to make markets in any off-balance-sheet financial instruments nor does it hold or issue derivative financial instruments for trading purposes.

   i) Amortization of Intangible Assets. Premiums paid on receivables purchased are amortized using straight-line and accelerated methods generally over the estimated life of the loans. Excess cost applicable to acquisitions is generally amortized on a straight-line basis over 40 years.

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

3. PROVISION FOR CREDIT LOSSES ON GERMAN LIQUIDATING LOAN PORTFOLIO

   In December 1994, the Company announced the intent to sell its German banking subsidiary, BFK Bank AG (BFK). Simultaneously, the Company recorded a $38.0, or $0.72 per share, charge to reflect credit losses and related expenses on a block of BFK loans granted to finance the purchase of campground sites by German consumers from Fundus Grundstuecks GmbH (Fundus), a German financial services company that ultimately went bankrupt.

   During 1995, negotiations and other work-out efforts relating to the Fundus loans, both apart from and in conjunction with the possible BFK sale, did not progress as anticipated in the original loss estimates. As a result, in December 1995, the Company recorded a $15.0, or $0.28 per share, charge for additional potential losses relating to the Fundus portfolio.

   In December 1995, the Company announced the decision to retain BFK as no acceptable offers were received, and new management was put in place. BFK was renamed Beneficial Bank AG (BBAG) in October 1996.

   Also, in October 1996, a settlement agreement relating to most of the Fundus loans was concluded. In return for certain cash payments from the borrowers, the loans were canceled and BBAG obtained title to the underlying collateral. The previously established loss reserves were evaluated in light of the settlement, and in management's judgment were adequate and appropriate. The campground sites will be professionally managed until liquidation. This collateral had a carrying value of $5.0 at December 31, 1996.

4. PROVISION FOR RESTRUCTURING

   In the fourth quarter of 1995, the Company implemented an expense-
   reduction    program,   principally   within   its   headquarters
   operations.   The  resulting  restructuring  charge  reduced  net
   income  by  $5.9, or $0.11 per share, and was largely related  to
   early   retirement   and  severance  expenses  corresponding   to
   workforce reductions of 225.

5. FINANCE RECEIVABLES

   Finance receivables at December 31 consisted of the following:

                                               1996        1995
   Receivables Owned:
      Real Estate Secured                 $ 6,067.5   $ 6,636.6
      Personal Unsecured                    2,982.9     2,756.1
      Credit Cards                          4,595.8     3,084.0
      Sales Finance Contracts                 926.3       836.6
      Commercial                               99.5       102.9
         Total Owned                       14,672.0    13,416.2
      Receivables Sold with Servicing
        Retained (all real estate secured)  2,189.0     1,113.5
      Total Managed                       $16,861.0   $14,529.7

   Average receivables during the years ended December 31 were as follows:

                                                1996        1995

   Average Receivables Owned                 $13,520.8   $12,339.7
   Average Receivables Sold With Servicing
     Retained                                  1,798.1     1,182.1
   Average Managed                           $15,318.9   $13,521.8

   From time to time, subsidiaries of the Company have sold home equity loans through securitizations and have retained collection and administrative responsibilities as servicer for the trust holding the home equity loans.


   Scheduled contractual maturities of finance receivables owned to be received after December 31, 1996, were as follows:

                                 1997    1998   1999   2000   Beyond
   Real Estate Secured            18%     12%    13%    13%     44%
   Personal Unsecured             44      33     16      3       4
   Credit Cards                   56       6      6      3      29
   Sales Finance Contracts        69      21      7      2       1
   Commercial                     25      11     12     14      38
   Overall                        38%     15%    11%    28%      8%

   While the statutes of several states place no maximum limit on the contractual term of closed-end loans secured by real estate, the consumer finance subsidiaries generally limit loans of this type to periods ranging from 60 to 180 months. Terms of closed-end unsecured loans and sales finance contracts generally do not exceed 60 months. It is the Company's experience that a substantial portion of all consumer receivables is renewed or repaid prior to contractual maturity dates. Accordingly, the previous tabulation should not be viewed as a forecast of future cash collections. During the years ended December 31, 1996 and 1995, cash collections totaled $8,943.2 and $7,443.3, respectively. The monthly collections of cash principal as a percentage of average receivables were 5.51% in 1996 and 5.03% in 1995.

6. ALLOWANCE FOR CREDIT LOSSES

   Changes in the allowance for credit losses were as follows:

                                                   1996     1995
   Balance at Beginning of Year                  $ 406.1  $ 331.6
   Accounts Charged Off                           (363.3)  (247.2)*
   Recoveries on Accounts Previously Charged Off    46.4     37.8
   Provision for Credit Losses                     398.8    280.2*
   Other                                            10.2      3.7
   Balance at End of Year                        $ 498.2  $ 406.1

   *Does not reflect $15.0 pertaining to German liquidating loan portfolio (see Note 3).

7. INVESTMENT SECURITIES

   In the fourth quarter of 1995, the Company decided to exit its annuity business. The actual disposition of the annuity business and the capital gain from the sale of corresponding investments increased net income by $8.4, or $0.16 per share, in March 1996. In light of this decision, and the one-time reclassification allowed temporarily under "A Guide to Implementation of Statement of Financial Accounting Standards (SFAS) No. 115," the Company transferred $795.4 of debt securities from the "Held-To-Maturity" category to the "Available-For-Sale" category in December 1995. An unrealized gain of $12.4, net of income taxes of $6.7, was recorded in the separate component of shareholders' equity as a result of this transfer. As of December 31, 1996, shareholders' equity included a net unrealized gain of $2.6, consisting of a $3.8 net gain on the Available-For-Sale portfolio, offset by a $1.2 of applicable income taxes.

   Investments at December 31 were as follows:

                                           Gross       Gross   Estimated
                           Amortized  Unrealized  Unrealized      Market
   1996                         Cost       Gains      Losses       Value
   Available-For-Sale
   Debt Securities:
      Corporate               $273.6        $5.3        $3.4      $275.5
      Mortgage-backed           35.1         1.2          .2      36.1
      Municipal                  7.3          .1          .1       7.3
      U.S. Government           93.9          .6          .2      94.3
        Foreign Government      42.4          .5          --      42.9
                               452.3         7.7         3.9     456.1
   Equity Securities              .6          --          --        .6
            Total             $452.9        $7.7        $3.9    $456.7

   Held-To-Maturity
   Debt Securities:
      Corporate              $  48.9        $ .1        $ .7    $ 48.3
      Mortgage-backed            2.6          --          .1       2.5
      Municipal                  8.5          .2          --       8.7
      U.S. Government           14.4          --          .2      14.2
      Foreign Government         1.1          --          --       1.1
      Other                     18.1          --          --      18.1
            Total             $ 93.6        $ .3        $1.0    $ 92.9

                                           Gross       Gross  Estimated
                           Amortized  Unrealized  Unrealized     Market
   1995                         Cost       Gains      Losses      Value
   Available-For-Sale
   Debt Securities:
      Corporate             $  777.4       $32.9        $2.8   $  807.5
      Mortgage-backed          327.0         8.6          .1      335.5
      Municipal                 19.5          .7          --       20.2
      U.S. Government          172.8         3.5          --      176.3
        Foreign  Government     56.8         2.6          --       59.4
                             1,353.5        48.3         2.9    1,398.9
   Equity Securities             6.3          --          --        6.3
      Total                 $1,359.8       $48.3        $2.9   $1,405.2

   Held-To-Maturity
   Debt Securities:
      Corporate                $41.2        $ .4         $.1      $41.5
      Mortgage-backed            2.6          .1          --        2.7
      Municipal                  7.9          .4          --        8.3
      U.S. Government           17.5          .1          .1       17.5
      Foreign Government         1.1          --          --        1.1
         Other                  15.9          --          --       15.9
            Total              $86.2        $1.0         $.2      $87.0

   The contractual maturities of debt securities at December 31, 1996, are shown in the table that follows. Actual maturities may differ from contractual maturities because some borrowers may have the right to prepay obligations, with or without prepayment penalties.

                                         Amortized    Estimated
   1996                                     Cost     Market Value
   Available-For-Sale
   Due within one year                     $ 45.9     $ 46.3
   Due one through five years               142.4      144.4
   Due five through ten years               255.2      256.0
   Due after ten years                        8.8        9.4
      Total                                $452.3     $456.1

   Held-To-Maturity
   Due within one year                     $  6.4     $  6.4
   Due one through five years                43.6       43.2
   Due five through ten years                34.3       34.2
   Due after ten years                        9.3        9.1
      Total                                $ 93.6     $ 92.9

   Proceeds from sales of Available-For-Sale securities totaled $1,032.6 in 1996, compared with $97.5 in 1995. Gross gains of $27.5 in 1996 and $4.0 in 1995, and gross losses of $1.6 in 1996 and $0.4 in 1995, were realized on those sales.

8. OTHER ASSETS

   At December 31                               1996       1995
   Annuity Deposit                           $  908.3  $     --
   Deferred Income Tax Benefits                 232.3     195.5
   Excess Cost of Net Assets Acquired            14.6      16.6
   Excess Servicing Asset                        54.9      19.9
   Investments in and Advances to
     Discontinued Operations                     15.0      15.7
   Miscellaneous Accounts and
     Notes Receivables                           70.1      91.5
   Prepaid Expenses                             130.7     116.7
   Property Acquired by Foreclosure             100.2     101.2
   Recoverable Income Taxes                      44.6      45.7
   Unamortized Insurance Policy
     Acquisition Costs                           36.0      54.8
   Other                                        115.9     122.0
      Total                                  $1,722.6    $779.6

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   At December 31                               1996     1995
   Accounts Payable                           $191.5   $144.6
   Accrued and Deferred Compensation            72.1     76.1
   Accrued Interest                             69.5     72.9
   Accrued Postretirement Benefits              61.1     60.5
   Accrued Pension Cost                         18.4     19.9
   Income Taxes Payable                         42.0     85.2
   Insurance Premiums Payable                   32.2     20.8
   Other                                        47.2     29.9
      Total                                   $534.0   $509.9

10.SHORT-TERM DEBT

   Short-term debt, including $916.9 and $922.9 relating to foreign subsidiaries at year-end 1996 and 1995, respectively, consisted of the following:

   At December 31                               1996     1995
   Commercial Paper                          $3,695.4  $3,506.2
   Bank Borrowings                              473.9     517.7
      Total                                  $4,169.3  $4,023.9

   Selected details of short-term borrowings are as follows:

                                            1996       1995       1994
   Highest Aggregate at Any Month-End    $4,571.3   $4,023.9   $4,052.6
   Daily Average Amount                   3,846.2    3,366.3    3,110.5
   Weighted Average Interest Rates:
      At Year-End
         Commercial Paper                   5.38%      5.85%      6.05%
         Bank Borrowings                    6.17       6.71       6.23
            Overall                         5.49       5.98       6.07
      Paid During Year*
         Commercial Paper                   5.52       6.24       4.51
         Bank Borrowings                    6.46       7.19       5.83
            Overall                         5.63%      6.37%      4.58%

   *Weighted average interest rates paid during the year have been determined by relating short-term interest costs (including the costs of maintaining lines of credit) for each year to the daily average dollar amounts outstanding.

   The Company maintains committed revolving credit agreements in support of its outstanding commercial paper. At December 31, 1996, the Company had lines of credit of $4,211.5, of which $3,795.4 was unused. The most significant of these credit agreements has a net-worth test of $1,000. Annual commitment fee requirements to support availability of credit agreements at the end of 1996 totaled $4.1.

   The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense were increases as follows: .13% and $5.1 in 1996; .05% and $1.7 in 1995; and .16% and $4.9 in 1994.

11.LONG-TERM DEBT

   At December 31                               1996      1995
      United States                          $7,832.2  $7,263.6
      Canada                                    338.6     285.3
      Germany                                    31.6      72.3
      United Kingdom                            428.7     171.3
      Total                                  $8,631.1  $7,792.5

   Long-term debt, including weighted average interest rates by year of maturity on debt outstanding at December 31, 1996, is shown below in the earliest year it could become payable:

                               Average Rates
   Maturity                         1996        1996     1995
   1996                                                $2,063.5
   1997                             6.49%    $2,610.1   2,164.5
   1998                             7.00      1,982.0   1,189.9
   1999                             6.65      1,669.7     891.2
   2000                             7.57        554.9     422.8
   2001                             7.19        632.4     330.5
   2002-2006                        6.93        984.7     532.8
   2007-2023                        7.84        197.3     197.3
      Total                         6.84%    $8,631.1  $7,792.5

   The weighted average annual interest rates on debt outstanding at year-end were 6.84%, 7.24% and 7.62% for 1996, 1995 and 1994, respectively. Weighted average interest rates (including issuance costs) paid during the year on average long-term debt outstanding were 7.07%, 7.56% and 7.39% for years ended December 31, 1996, 1995 and 1994, respectively.

   Long-term debt outstanding at December 31, 1996 and 1995, includes $3,815.7 and $2,817.4, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one to two years.

   The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense were increases (or decreases) as follows: .06% and $4.8 in 1996; .05% and $3.7 in 1995; and (-%)
   and ($.2) in 1994.

12.CAPITAL STOCK

   Shares of capital stock outstanding were as follows:

   At December 31                                1996       1995       1994
   5% Cumulative Preferred - $50 par value.
      Authorized, 585,730                    407,718(a    407,718(a    407,718(a

   $5.50 Dividend Cumulative Convertible
      Preferred - no par value - $20 stated
      value (each share convertible into nine
      shares of Common; maximum liquidation
      value, $1,845,700, $2,031,000 and
      $2,236,200). Authorized, 1,164,077
        Outstanding Shares Beginning of Year  20,310       22,362       25,525
        Conversion into Common.               (1,853)      (2,052)      (3,163)
        Outstanding Shares End of Year        18,457       20,310       22,362

   $4.50 Dividend Cumulative Preferred -
      $100 par value.  Authorized, 103,976   103,976      103,976      103,976

   $4.30 Dividend Cumulative Preferred -
      no par value - $100 stated value.
      Authorized, 1,069,204                  836,585      836,585      836,585

   Common - $1 par value.  Authorized
      160,000,000
      Outstanding Shares Beginning of
        Year                              53,197,422   52,509,728   52,170,270
      Conversion  of $5.50 Preferred
       into Common                            16,677       18,468       28,467
      Exercise of Stock Options              827,115      669,903      310,991
      Transfer into Treasury from Treasury
        Shares Held as an Asset                   --         (677)          --
      Outstanding Shares End of Year      54,041,214(b 53,197,422(b 52,509,728(b

     After deducting treasury shares:
       a)  5% Cumulative Preferred           178,012      178,012      178,012
       b)  Common                          2,800,304    3,627,419    4,269,645

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

   At  December 31, 1996, a total of 166,113 shares of common  stock
   was   reserved  for  conversion  of  $5.50  Dividend   Cumulative
   Convertible Preferred Stock.

13.ADDITIONAL CAPITAL

   Additional capital increased by $35.3 and $23.5 in 1996 and 1995, respectively. The increase in both years resulted from stock issuances in connection with various employee stock plans, primarily the non-qualified stock option plan described in Note 20.

14.PREFERRED STOCK PURCHASE RIGHTS

   In 1987, the Company issued one Preferred Stock Purchase Right (Right) for each outstanding share of common stock of the Company. Under certain circumstances, each Right entitles the registered holder to purchase from the Company one two-hundredth of a share of the Company's Series A Participating Preferred Stock at a price of $87.50, subject to adjustment. Until the Rights become exercisable, expire or are redeemed, they will automatically trade with the common stock but will at no time have voting power.

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

   On August 22, 1996, the Board of Directors of the Company adopted a Renewed Rights Agreement which will become effective upon the expiration date of the existing Rights Agreement. One new Preferred Stock Purchase Right will be issued for each share of common stock, par value $1.00 per share, of the Company outstanding on the expiration date of the existing Rights Agreement and for each share of common stock issued thereafter.

   The Renewed Rights Agreement is substantially identical to the existing Rights Agreement, except that (i) the exercise price per Preferred Stock Purchase Right has been increased from $87.50 to $235, (ii) the redemption price per Right has been reduced from $.025 to $.01, (iii) the amendment provisions have been changed to permit the Company to alter the exercise price of the Rights or to extend the Renewed Rights Agreement's duration beyond its 10-year term, and (iv) each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating Preferred Stock. As with the existing Rights agreement, until the Rights become exercisable, expire or are redeemed, they will automatically trade with the common stock but will at no time have voting power.

15.EMPLOYEE RETIREMENT PLANS

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

   Net pension expense for domestic operations was $7.5, $6.8 and $6.6 for 1996, 1995 and 1994, respectively. Pension expense for the Company's subsidiaries outside the United States was $2.7, $2.6 and $1.7 for the same periods. In addition, the Company funds two 401(k) savings plans, which collectively cover substantially all employees of the Company and its subsidiaries in the United States, under which basic contributions are made annually up to 2.5% of each eligible employee's annual compensation up to $0.15. Related costs charged to income for the years ended December 31, 1996, 1995 and 1994, were $4.8, $4.6 and $4.8, respectively.

   The domestic plan's funded status and amounts recognized in the Company's balance sheet are as follows:

   At December 31                             1996      1995
   Actuarial Present Value of
     Benefit Obligation:
      Vested Benefits                        $ 45.4     $ 43.4
      Non-Vested Benefits                      15.0       16.9
   Accumulated Benefit Obligation              60.4       60.3
   Effect of Future Salary Increases           43.5       42.5
   Projected Benefit Obligation               103.9      102.8
   Less Plan Assets at Fair Value              65.0       64.8
   Projected Benefit Obligation in Excess
     of Plan Assets                            38.9       38.0
   Less Unrecognized Net Loss                  20.5       18.1
   Accrued Pension Cost Included in
     Accounts Payable and Accrued
      Liabilities                            $ 18.4     $ 19.9

   For 1996, the projected benefit obligation was determined using an assumed discount rate of 7.50% (compared with 7.25% in 1995), an assumed long-term rate of return on assets of 9.0%, and an assumed long-term rate of increase in future compensation levels of 4.5%.

   The following table details the components of net pension expense for domestic operations:

                                                    1996     1995     1994
   Service Cost - Benefits Earned During Period    $ 5.4    $ 4.4    $ 4.7
   Interest Cost on Projected Benefit Obligation     7.6      7.6      6.8
   Actual Return on Plan Assets                     (7.1)   (12.3)      --
   Net Amortization and Deferral                     1.6      7.1     (4.9)
   Net Periodic Pension Cost                       $ 7.5    $ 6.8    $ 6.6

16.POSTRETIREMENT BENEFITS

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

   The cost to the Company of postretirement benefits consisted of the following components:

   At December 31                            1996    1995   1994
   Postretirement Benefit Cost:
     Service Cost - benefits attributable
      to service during the year             $2.0    $1.5   $1.6
   Interest Cost on Accumulated
     Benefit Obligation                       4.1     4.2    3.7
   Amortization of Deferred Gain             (0.3)   (0.8)  (0.7)
     Total                                   $5.8    $4.9   $4.6

   The actuarial and recorded liabilities for these benefits were as follows:

   At December 31                               1996       1995
   Accumulated Postretirement Benefit
    Obligation:
      Retirees                                  $38.8      $39.9
      Fully Eligible Active Plan Participants    10.3        8.9
      Other Active Plan Participants             12.0       11.7
         Total                                  $61.1      $60.5

   For measurement purposes, a 10.2% pre-65 trend rate was used for 1996, decreasing from 11.0% in 1995, with an ultimate rate of 5.0% in 2012. In addition, a 9.7% post-64 trend rate was used for 1996, decreasing from 10% in 1995, with an ultimate rate of 5.0% in 2017. For dental costs, a trend rate of 6.0% was used for 1996, down from 6.5% in 1995, with an ultimate rate of 4.0% in 2000. The discount rate was 7.50% at December 31, 1996, and 7.25% at December 31, 1995. A one-percentage-point increase in the health care trend rate would have increased the accumulated postretirement benefit obligation by $5.7 at year-end 1996 and would have added $0.8 to the benefit cost for the year.

17.INCOME TAXES

   The provision for income taxes consisted of the following:

                                                1996    1995    1994
   Federal:
      Current:
         U.S.                                 $177.0  $124.1  $149.8
         Foreign                                16.0    18.4    16.4
            Total                              193.0   142.5   166.2
      Deferred:
         U.S.                                  (32.8)  (34.2)  (30.9)
         Foreign                                 0.3    (0.8)     --
            Total                              (32.5)  (35.0)  (30.9)
   State and Local                              17.0    12.4    13.1
         Total Provision for Income Taxes     $177.5  $119.9  $148.4

   Temporary differences that gave rise to deferred tax assets and liabilities were as follows:

   At December 31                             1996       1995
   Deferred Tax Assets:
      Allowance for Credit Losses            $163.9     $137.1
      Retiree Benefit Plans                    29.8       30.4
      Accrued and Deferred Compensation        19.2       17.0
      Foreign Tax Credits*                      8.0       16.1
      All Other                                77.9       79.1
         Subtotal                             298.8      279.7
   Deferred Tax Liabilities:
      Real Estate Partnership Losses           23.7       25.6
      Deferred Acquisition Costs               15.7       26.4
      All Other                                19.1       16.1
         Subtotal                              58.5       68.1
   Valuation Allowance*                        (8.0)     (16.1)
         Net Deferred Taxes                  $232.3     $195.5

   *Foreign Tax Credits are fully offset by valuation allowances because utilization is uncertain. The tax credits expire over the next five years.

   A reconciliation of the differences between income taxes computed at the statutory U.S. income tax rate and the consolidated tax provisions is as follows:

                                           1996    1995   1994
   Statutory U.S. Tax Rate                 35.0%   35.0%  35.0%
   Increase (Decrease):
     Differential Due to Operations
      Outside U.S.                           .3     4.0*   5.9*
      State and Local Income Taxes          2.4     3.0    2.6
      Foreign Tax Credit Utilization       (1.7)     --     --
      Other                                 2.7     2.3    2.0
      Effective Tax Rate                   38.7%   44.3%  45.5%

   *Includes 3.2% in 1995 and 4.1% in 1994 resulting from the non-deductibility of credit losses at the German banking subsidiary.

   The foreign tax credit utilization resulted from the Company's election to modify the limitation calculation. U.S. income taxes were not provided at December 31, 1996, on $35.1 of undistributed earnings of foreign subsidiaries, which are expected to be permanently invested in foreign countries, and on $77.8 of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. Should these amounts be distributed, the additional income taxes payable would be approximately $1.7 and $27.2, respectively.

18.OTHER REVENUE

                                        1996     1995     1994
   Investment Income                 $  80.2  $  67.8  $  61.3
   Net Tax Service (RAL) Revenue       140.9   (14.9)     59.2
   Securitization Revenue              192.3    123.6     63.7
   Other                                46.3     54.4     55.8
      Total                           $459.7   $230.9   $240.0

19.OTHER EXPENSES

                                           1996    1995   1994
   Collection Expense                    $ 20.4  $ 16.4  $ 13.6
   Data Processing Costs                   42.1    35.6    31.7
   Depreciation                            40.8    40.0    41.0
   Insurance Commissions                   18.5    21.7    20.7
   Losses on Real Estate Foreclosures      38.1    45.9    34.9
   Marketing                               77.1    58.2    47.1
   Occupancy                               78.1    75.8    72.5
   Origination Costs                       29.1    26.7    20.7
   Postage                                 32.3    26.6    20.4
   Premium Amortization                    35.2    25.3    21.9
   Printing                                27.6    22.6    18.6
   Professional Services                   29.9    26.6    19.3
   Telecommunications                      32.6    30.6    26.7
   Travel                                  21.4    20.3    17.9
   Other                                   83.2    69.3    56.8
      Total                              $606.4  $541.6$  463.8

20.STOCK OPTIONS

   The Company has a non-qualified stock option plan (Plan), adopted in 1990, which provides for grants of options to officers, directors and key employees of the Company and its participating subsidiaries. Under the Plan, the option price shall not be less than 100% of fair market value on the date the option is granted. Options generally become exercisable in cumulative annual increments of 25% each year, commencing one year after date of grant and expiring after 10 years. The aggregate number of options for any calendar year may not exceed 1.75% of the total issued and outstanding common stock of the Company as measured on the first day of any such calendar year. If during any such calendar year the total number of authorized options is not granted, the remainder will be available for granting during any succeeding year during the term of the Plan. Shares of common stock to be issued upon exercise of options may be treasury shares reacquired by the Company or authorized and unissued common shares or a combination of both.

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date of awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1996       1995
   Net Income - reported                     $281.0     $150.5
   Net Income - pro forma                     278.8      150.3
   Earnings per share - as reported            5.08       2.72
   Earnings per share - pro forma              5.04       2.72

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1995 and 1994, respectively: dividend yield of 3.54%, 4.00% and 4.20%; risk-free interest rate of 5.95%, 5.77% and 7.68%; expected volatility of 28.1%; and expected lives of 5.4 for all years. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value at the date of grant for options granted during 1996, 1995 and 1994 was $16.21, $13.10 and $9.80 per option, respectively.

   The following table summarizes the activity relating to the Plan:

                                                     Weighted-Average
   Shares Under Option                       Number    Exercise Price
   Options Outstanding December 31, 1993   3,047,232      $30.94
      Options Exercised                     (310,991)      25.87
      Options Canceled                       (41,025)      32.29
      Options Granted                        939,350       37.48
   Options Outstanding December 31, 1994   3,634,566       33.05

      Options Exercised                     (669,903)      28.82
      Options Canceled                      (132,425)      35.26
      Options Granted                        955,130       49.19
   Options Outstanding December 31, 1995   3,787,368       37.79

      Options Exercised                     (827,115)      32.79
      Options Canceled                       (68,056)      40.38
      Options Granted                      1,042,350       64.32
   Options Outstanding December 31, 1996   3,934,547      $45.82

   Options Exercisable December 31, 199    1,600,294      $35.47

   The   following  table  summarizes  information  about   stock
   options outstanding at December 31, 1996:

                     Options Outstanding                 Options Exercisable

                                 Weighted-
                                   Average   Weighted-                 Weighted-
                                 Remaining     Average                  Average
Range of               Number  Contractual    Exercise        Number   Exercise
Exercise Price    Outstanding         Life       Price   Exercisable      Price
$21.75 - $22.44        55,202      4 years      $22.02        55,202     $22.02
 29.16 -  31.13       639,405    5.6 years       29.90       639,405      29.90
 37.44 -  38.78     1,321,225    7.5 years       37.69       712,125      37.78
 49.19 -  49.25       876,365      9 years       49.19       193,562      49.20
 61.81 -  64.44     1,042,350     10 years       64.32             -          -
$21.75 -  64.44     3,934,547    8.2 years      $45.82     1,600,294     $35.47

21.GEOGRAPHIC INFORMATION

   Data by geographic area for the years ended December 31 are shown in the following table:

                                                    Inter-
                                United              Company
                                States   Foreign  Eliminations  Total
   1996
   Revenue                    $ 2,371.2  $  409.6  $   (8.9)  $ 2,771.9
   Income before Income Taxes     423.9      34.6        --       458.5
   Net Assets                   1,398.6     296.2        --     1,694.8
   Total Assets                14,410.0   2,589.7     (68.5)   16,931.2

   1995
   Revenue                      2,018.5     389.0      (9.3)    2,398.2
   Income before Income Taxes     251.7      18.7        --       270.4
   Net Assets                   1,250.0     253.0        --     1,503.0
   Total Assets                13,572.3   2,219.2     (54.2)   15,737.3

   1994
   Revenue                      1,821.3     326.2     (10.1)    2,137.4
   Income before Income Taxes     321.6       4.5        --       326.1
   Net Assets                   1,181.7     218.6        --     1,400.3
   Total Assets                12,461.3   2,014.1     (98.8)   14,376.6

22.DIVIDENDS PAID

                                         1996     1995     1994
   Preferred Stock:
      5%                               $  1.0   $  1.0    $  1.0
      $5.50 Convertible                    .1       .1        .1
      $4.50                                .5       .5        .5
      $4.30                               3.6      3.6       3.6
                                          5.2      5.2       5.2
   Common Stock                         105.3     94.5      84.0
         Total Dividends               $110.5    $99.7     $89.2

23.DERIVATIVE FINANCIAL INSTRUMENTS

   The Company enters into foreign exchange forward agreements, options and currency swaps to hedge its net investment in foreign subsidiaries. The forward exchange agreements do not subject the Company to risk caused by exchange-rate movements because gains and losses on these agreements offset losses and gains on the assets and liabilities being hedged. The forward exchange agreements generally have maturities that do not exceed six months.

   Outstanding forward agreements as of December 31, 1996, consisted of sales of DM38.0 and pounds 46.0 in exchange for
   US$24.7   and  US$71.6,  respectively.   This  compares   with
   forward sales of DM107.0 for US$75.5 at December 31, 1995.

   The Company sells at-the-money (spot) call options and buys out-of-the-money (spot) put options on Canadian dollars and British pounds. The strike rate of each call option is set at the then-current exchange rate, and the strike rate of each put option purchased is set at a rate whereby the premium received on the related call option exactly offsets the premium paid for such put option, resulting in no out-of-the-pocket cost. With the exception of the strike rates, all terms of the call and put are identical. The notional amount of each option is an amount that will generally produce offsetting gains or losses (on an aftertax basis) to the gains or losses produced by the underlying net investment. Further, the combination of these instruments (a so-called "no cost collar") is effectively a partial hedge, as hedging gains or losses occur only when the spot rates fluctuate outside the range of the respective strike rates. These option transactions generally have a maturity of three to six months.

   At December 31, 1996, the Company had purchased options to deliver British pounds in exchange for US$166.0, as compared to December 31, 1995, when the Company owned the right to deliver British pounds and Canadian dollars for US$391.5. Concurrently, the Company had sold options to buy British pounds for US$166.3 at December 31, 1996, as compared with sales of call options on British pounds and Canadian dollars for US$393.3 at year-end 1995.

   Through the use of currency swaps, the Company exchanges principal denominated in U.S. dollars for principal denominated in a foreign currency at the then-current exchange rate and agrees to make the opposite exchanges on the swaps' termination date. Semi-annual interest payments are made on the notional amounts over the life of the agreements.

   Currency swaps outstanding at year-end obligate the Company to pay DM47.0 in exchange for US$31.1 in September 1998, to pay C$165.0 in exchange for US$120.4 in July 1999 and to pay C$100.0 in exchange for US$74.5 in November 2000. There were no currency swaps outstanding at December 31, 1995.

   The Company recorded unrealized pretax losses of $18.5 at December 31, 1996, and unrealized pretax gains of $1.2 at December 31, 1995, on open hedges. These gains and losses represent a mark to spot on all open hedges and are recognized in a separate component of equity.

   There were no gains or losses recognized in net income attributable to the above hedging programs during the three years ended December 31, 1996. Gains and losses in excess of the amount needed to offset gains or losses on investments in foreign subsidiaries due to currency fluctuations are not expected given the above hedging strategy.

   The Company and its subsidiaries utilize interest rate swaps to manage interest rate risk. The agreements effectively changed interest rates on certain medium-term notes and other indebtedness issued by the Company and its subsidiaries to variable commercial paper or LIBOR indices or fixed rate, with interest received exactly offsetting interest paid on medium-term notes or other indebtedness. The risks inherent in interest rate swaps are the potential inability of a counterparty to meet the terms of each contract. These agreements to exchange fixed and floating, or floating versus floating, interest rate payments are with major international financial institutions that are expected to fully perform under the terms of the agreements, thereby mitigating credit risk from the transactions.

   The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements. At December 31, 1996, accrued interest payable related to these interest rate swaps totaled $15.1, which is offset by $15.6 of accrued interest receivable. The impacts of the interest rate hedging activities on the Company's weighted average borrowing rates and on the reported interest expense were increases as follows: .08% and $9.9 in 1996; .05% and $5.4 in 1995; and .05% and $4.7 in 1994.

   The   following   table   summarizes  the   interest-rate   swaps
   outstanding at December 31, 1996:

                                              Weighted Average     Weighted
                                 Notional      Interest Rates      Average
                                  Amount      Pay      Receive     Maturity*

Pay fixed-rate - receive
   floating rate                $  610.9     7.46%      6.16%         2.6
Pay floating-rate - receive
   fixed-rate
   Denominated in
         US$                       125.0     6.08        6.49        10.4
         British pounds            134.2     6.49        7.96         2.5
Pay floating-rate -
   receive floating-rate         1,235.0     5.59        5.57         1.0
     Total                      $2,105.1     6.22%       5.95%        2.1

   *Remaining term in years.

24.CONCENTRATIONS OF CREDIT RISK

   Concentrations of credit risk with respect to finance receivables are limited because the Company's subsidiaries primarily lend to consumers across many different geographic areas. The highest percentage of owned receivables in any geographic area is in California (16%), with no other state or country having more than 9%. About 70% of receivables in California are real estate secured, compared with 41% for the Company in total. Second mortgage loans are generally limited to 75% of the appraised value of the home as determined by certified, independent appraisers. In the case of first mortgages, the lending cap is 80%. In addition, a rigorous discipline of credit approval is enforced regarding borrower debt-to-income ratios and overall consumer credit quality.

   In meeting the financing needs of its customers, subsidiaries of the Company issue commitments to extend additional credit to customers under revolving real estate and sales finance contracts as long as there is no violation of any conditions established in the contract. The commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. The Company uses the same credit procedures when entering into such commitments as it does for traditional lending products. At December 31, 1996, committed lines totaled $16,289.2, compared with $12,741.2 at year-end 1995, of which 60% at the end of 1996 was available for further loans. A large majority of these commitments expire without being exercised. As a result, total contractual commitments do not represent future credit exposure of liquidity requirements.

25.LEASES

   The consumer finance system operates from premises under leases generally having an original term of five years with a renewal option for a like term. The Company leases its headquarters in Wilmington, Delaware, under a lease expiring in 2010. Also, a subsidiary leases an office complex in Peapack, N.J., with a primary term expiring in 2010 and renewal options totaling 47 years. Data processing equipment lease terms range from one to four years and are generally renewable. The minimum rental commitments under noncancelable operating leases at December 31, 1996, were as follows:

   1997                                                  $ 63.7
   1998                                                    60.5
   1999                                                    52.3
   2000                                                    44.9
   2001                                                    40.7
   2002-2006                                              177.3
   2007-2021                                              119.9
      Total                                              $559.3

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

                                      1996                    1995
                               Carrying   Estimated   Carrying    Estimated
   At  December 31              Value     Fair Value   Value      Fair Value
   Assets
   Cash and Equivalents       $   279.6   $   279.6   $   273.1   $   273.1
   Investment Securities          550.3       549.6     1,491.4     1,492.2
   Finance Receivables,  Net   14,173.8    15,226.7    13,010.1    14,073.6
   Excess Servicing Assets         54.9        54.9        19.9        19.9

   Liabilities
   Short-Term Debt              4,169.3     4,169.3     4,023.9     4,023.9
   Deposits                       635.0       635.0       642.5       642.5
   Long-Term Debt               8,631.1     8,812.6     7,792.5     8,108.9
   Accounts Payable               534.0       534.0       509.9       509.9

                                                            December 31

                                                            1996    1995
Net Unrealized Loss on Derivative Financial Instruments    $33.9   $22.5

   The fair value of investment securities is based on quoted market prices. The fair market value of real estate secured and personal unsecured loans was estimated by discounting the future cash flows over the estimated remaining term, based on past cash collection experience. For credit cards and sales finance products, the carrying amount is a reasonable estimate of fair value. The discount factor was determined by taking into consideration current funding costs, chargeoff experience and premiums paid on acquisitions of receivables with similar characteristics.

   Demand deposits are shown at their face values. For short-term and long-term debt, the fair values are estimated, using the interest rates currently offered for debt with similar terms and remaining maturities. The estimated fair value of accounts payable approximates their carrying value. The fair value of interest-rate swap agreements, forward exchange contracts and foreign exchange options is the estimated amount the Company would receive or pay to terminate the agreements at the balance sheet date, taking into account current interest rates, foreign exchange rates and the creditworthiness of the counterparties.

   The fair value estimates presented were based on information available to the Company at December 31, 1996 and 1995. While management is not aware of any significant factors that would affect the year-end 1996 estimate since that date, current estimates of fair value could differ significantly from the amounts disclosed.

27.CONTINGENT LIABILITIES

   In July 1992, the Internal Revenue Service (IRS) completed its examination of the Company's federal income tax returns for 1984 through 1987 and proposed certain adjustments that relate principally to activities of the Company's former subsidiary, American Centennial Insurance Company (ACIC), prior to its sale. The Company sold its entire interest in ACIC in May 1987. The
   IRS has proposed, among other items, $142.0 in adjustments relating to 1986 and 1987 ACIC additions to loss reserves. In order to limit the further accrual of interest on the proposed adjustments, the Company paid $105.5 of tax and interest during the third quarter of 1992.

   Within the administrative appeals process, all but two issues were resolved. Both of the remaining unresolved issues relate to the 1986 and 1987 ACIC additions to loss reserves. During the third quarter of 1996, the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments and increased the disallowance to $195.0.

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

   The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.



             BENEFICIAL CORPORATION AND SUBSIDIARIES
          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
             (in millions, except per share amounts)

Quarter Ended                   3/31     6/30    9/30   12/31
1996
Gross Revenue                  $751.1  $682.4  $678.8  $659.6
Income before Income Taxes      184.7   139.6   109.5    24.7
Net Income                      107.4    82.4    67.9    23.3
Earnings per Common Share        1.96    1.50    1.22     .40
Dividends per Common Share        .47     .47     .52     .52

1995
Gross Revenue                  $560.2  $594.2  $606.4  $637.4
Income before Income Taxes       35.1   106.4   101.9    27.0
Net Income                       20.7    62.8    60.1     6.9
Earnings per Common Share         .37    1.15    1.10     .10
Dividends per Common Share        .43     .43     .47     .47

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Executive Officers of the Registrant

       Name          Age     Position and Offices Held as of
                                      March 1, 1997

Finn M.W. Caspersen   55   Director (1975 to present), Chairman
                           of  the  Board  of Directors,  Chief
                           Executive  Officer and  Chairman  of
                           Executive   Committee    (1976    to
                           present),    Member   of   Executive
                           Committee  (1975  to  present),  and
                           Member of Finance Committee (1975 to
                           present) of the Company.

David   J.   Farris   61   Director  (1982 to present),  Member
                           of  Office of the President (1984 to
                           present),  Chief  Operating  Officer
                           (1987   to   present),   Member   of
                           Executive   Committee    (1983    to
                           present)   and  Member  of   Finance
                           Committee (1988 to present)  of  the
                           Company;    President   and    Chief
                           Executive Officer (1982 to  present)
                           of       Beneficial       Management
                           Corporation,  a  subsidiary  of  the
                           Company.

James H. Gilliam, Jr. 51   Director    (1984    to    present),
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

Andrew C. Halvorsen   50   Director  (1984 to present),  Member
                           of  Office  of the President,  First
                           Vice  President and Chief  Financial
                           Officer (1986 to present) and Member
                           of  Executive and Finance Committees
                           (1984 to present) of the Company.

Ronald  E. Bombolis   48   Senior  Vice  President,  Controller
                           and  Chief Accounting Officer  (1992
                           to  present)  of the  Company;  Vice
                           President  and Controller  (1985  to
                           1992)   of   Beneficial   Management
                           Corporation,  a  subsidiary  of  the
                           Company.

Samuel  F. McMillan   42   Senior  Vice President and Treasurer
                           (1995  to  present), Assistant  Vice
                           President  (1988  to  1991)  of  the
                           Company,  Vice President  -  Capital
                           Markets (1992 to 1995) of Beneficial
                           Management Corporation, a subsidiary
                           of the Company.

Scott   A.  Siebels   42   Vice  President and Secretary  (1995
                           to  present)  and Associate  Counsel
                           (1990  to  present), Assistant  Vice
                           President   (1993  to   1995);   and
                           Assistant Secretary (1991  to  1995)
                           of the Company.



Robert   G.  Heinle   50   Vice   President  -  Tax  (1988   to
                           present) of the Company.

J.C. Heywood          50   Executive  Vice President  (1996  to
                           present),  Senior Vice  President  -
                           Operating   (1992   to   1995)    of
                           Beneficial Management Corporation, a
                           subsidiary  of  the  Company;  Group
                           President  -  North  Central   Group
                           (1984   to   1992)   of   Beneficial
                           Management Corporation of America, a
                           subsidiary of the Company.

Ross N. Longfield     56   Senior   Vice  President  (1992   to
                           present)  of  Beneficial  Management
                           Corporation; President of Beneficial
                           Tax  Masters Inc. (1982 to present);
                           Chairman    (1995    to    present),
                           President and CEO (1990 to  present)
                           of  Beneficial  National  Bank  USA,
                           subsidiaries of the Company.

Michael   J.   Mayer  53   Executive  Vice President  (1996  to
                           present)  and head of Marketing  and
                           Business   Development   (1993    to
                           present);   Senior  Vice   President
                           (1993   to   1995)   of   Beneficial
                           Management Corporation, a subsidiary
                           of  the  Company; Vice  President  -
                           Consumer  Credit Marketing (1986  to
                           1993)   of   Beneficial   Management
                           Corporation of America, a subsidiary
                           of the Company.

Michael  A.  Woodall  49   Executive    Vice    President     -
                           International (1996 to  present)  of
                           Beneficial Management Corporation, a
                           subsidiary  of  the Company;  Deputy
                           Chairman  (1997  to present),  Chief
                           Executive  Officer  and  a  Director
                           (1991  to  1997), Group President  -
                           International (1994 to 1996),  Group
                           President - United Kingdom (1991  to
                           1994)  of  Beneficial  Bank  PLC,  a
                           subsidiary of the Company;  Managing
                           Director,  Avco Trust  plc  (1988  -
                           1991).

      Officers  of the Company hold office until the next  Annual
Meeting of the Directors, to be held May 22, 1997, or until their successors are otherwise elected as provided in the By-Laws.

      Information required under this Item relating to disclosure of  delinquent filers pursuant to Item 405 of Regulation S-K  and to  the  directors  of  the  Company will  be  contained  in  the
Company's  Proxy  Statement  for  the  1997  Annual  Meeting   of
Stockholders, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

      Information required under this Item will be contained in the Company's Proxy Statement for the 1997 Annual Meeting of
Stockholders, which is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      Information required under this Item will be contained in the Company's Proxy Statement for the 1997 Annual Meeting of
Stockholders, which is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required under this Item will be contained in the Company's Proxy Statement for the 1997 Annual Meeting of
Stockholders, which is incorporated herein by reference.


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

     (1)  Financial Statements

       The   following   financial   statements   of   Beneficial
       Corporation  and  Subsidiaries and  Independent  Auditors'
       Report are included in Item 8:

          Independent Auditors' Report.
          Balance Sheet at December 31, 1996 and 1995.
          Statement of Income and Retained Earnings for  the  three
            years ended December 31, 1996.
          Statement  of  Cash Flows for the  three  years  ended
            December 31, 1996.
          Notes to Financial Statements.
          Selected Quarterly Financial Data (unaudited).

     (2)  Financial Statement Schedules

       Schedule   II   Valuation  and  Qualifying  Accounts   and
       Reserves for the three years ended December 31, 1996.

     (3)  Exhibits

       The Exhibit Index on pages 53-55 of this Annual Report  on
       Form 10-K lists the exhibits that are filed as part of this report.


The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

     (1) A report on Form 8-K, dated October 24, 1996, was filed relating to the Company's third-quarter earnings, which were announced on October 24, 1996.

     (2)   A  report  on Form 8-K, dated November 21,  1996,  was
       filed   relating   to   the  Company's   announcement   of
       authorization  to repurchase up to 1.2 million  shares  of the Company's Common Stock.


                      BENEFICIAL CORPORATION
                   SUPPLEMENTAL FINANCIAL DATA

      The  Financial Statements and Notes to Financial Statements
of  Beneficial  Corporation and Subsidiaries are supplemented  by
the   information  in  the  following  Schedule  II.   All  other
schedules  are  omitted because of the absence of the  conditions under which they are required or because all material information called for is set forth in the Financial Statements and the Notes referred to in this Item.
                                                         SCHEDULE
II
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           For the Three Years Ended December 31, 1996
                          (in millions)

      Column A             Column B        Column C         Column D   Column E
                                           Additions

                            Balance   Charge to   Charged             Balance at
                           Beginning  Costs and   to Other                End
     Description             of Year   Expenses   Accounts  Deductions  of Year
YEAR ENDED
  DECEMBER 31, 1996
   Reserves shown
     separately:
   Insurance policy and
     claim reserves:
     Policy  reserves       $1,215.2    $  ---   $212.2(A)  $168.7(C)  $1,200.9
                                                   49.0(G)
                                                    8.8(H)
     Claim  reserves            50.3      82.8(D)    ---       67.0(E)      66.1
       Total                $1,265.5    $ 82.8    $212.2     $293.5     $1,267.0
   Allowance for credit
     losses on
     finance receivables    $  406.1    $398.8   $  10.2     $316.9(F)  $  498.2

YEAR ENDED DECEMBER 31, 1995
   Reserves shown separately:
   Insurance policy and
     claim reserves:
     Policy  reserves       $1,041.5    $   --   $192.7(A)  $152.7(C)   $1,215.2
                                                  133.7(B)
     Claim  reserves            43.2      80.4(D)     --       73.3(E)      50.3
       Total                $1,084.7    $ 80.4    $326.4     $226.0     $1,265.5
   Allowance for credit
     losses on
     finance receivables    $  331.6    $295.2    $  3.7     $224.4(F)  $  406.1

YEAR ENDED DECEMBER 31, 1994
   Reserves shown separately:
   Insurance policy and
     claim reserves:
     Policy  reserves       $  880.0    $  ---    $172.2(A)  $143.7(C)  $1,041.5
                                                   133.0(B)
     Claim  reserves            35.7      86.5(D)    ---       79.0(E)      43.2
       Total                $  915.7    $ 86.5    $305.2     $222.7     $1,084.7
     Allowance for credit
       losses on
       finance receivables  $  279.0    $236.7    $  2.6     $186.7(F)  $  331.6

NOTES
  (A) Net premiums written and reinsurance assumed.
  (B) Premiums collected on annuity contracts.
  (C) Earned premiums.
  (D) Provision for insurance claims.
  (E) Claims paid.
  (F) Finance receivables charged off (after offsetting recoveries) during the period.
  (G) Change in annuity policy
  (H) Foreign currency


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              BENEFICIAL CORPORATION


Date:  March 18, 1997         By    /s/ Andrew C. Halvorsen
                                   Andrew C. Halvorsen, Member of
                                   the Office of the President,
                                   Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

        Signature                    Title              Date

                             Chairman of the Board
                                       of
                              Directors and Chief
                                   Executive
                              Officer and Director
                                   (Principal
           *                   Executive Officer)     March 18, 1997
  (Finn M.W. Caspersen)

                            Member of the Office of
                                      the
                                President, Chief
                              Financial Officer and
                              Officer and Director
 /s/ Andrew C. Halvorsen      (Principal Financial    March 18, 1997
  (Andrew C. Halvorsen)        Officer)

                             Senior Vice President
                                 and Controller
                                   (Principal
  /s/ Ronald E. Bombolis      Accounting Officer)     March 18, 1997
   (Ronald E. Bombolis)

           *                        Director          March 18, 1997
    (Charles W. Bower)

           *                        Director          March 18, 1997
  (Robert J. Callander)

           *                        Director          March 18, 1997
(Leonard S. Coleman, Jr.)

           *                        Director          March 18, 1997
    (David J. Farris)

           *                        Director          March 18, 1997
 (James H. Gilliam, Jr.)

           *                        Director          March 18, 1997
  (Roland A. Hernandez)

           *                        Director          March 18, 1997
   (J. Robert Hillier)

           *                        Director          March 18, 1997
     (Gerald L. Holm)

           *                        Director          March 18, 1997
     (Thomas H. Kean)

           *                        Director          March 18, 1997
     (Steven Muller)

           *                        Director          March 18, 1997
    (Susan Julia Ross)

           *                        Director          March 18, 1997
    (Robert A. Tucker)

           *                        Director          March 18, 1997
    (Susan M. Wachter)

           *                        Director          March 18, 1997
  (Charles H. Watts, II)

   *   Andrew  C.  Halvorsen,  pursuant  to  Powers  of  Attorney
(executed by each of the directors listed above as signing) filed with the Securities and Exchange Commission, does hereby sign and execute this report on behalf of such directors.

                                     /s/ Andrew C. Halvorsen
                                       Andrew C. Halvorsen


March 18, 1997


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

   4.1     Amended and Restated Standard Multiple-Series
           Indenture Provisions (incorporated by reference to Exhibit 4.1 to the Company's Registration
           Statement on Form S-3 (Reg. No. 33-38287)).

   4.2 First Supplemental and Restated Indenture dated as of December 1, 1990 between the Company and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit
           4.2 to the Company's Registration Statement on
           Form S-3 (Reg. No. 33-51833)).

   4.3     A form of the Fixed Rate Medium-Term Notes
           (Global) (incorporated by reference to Exhibit
           4.7 to the Company's Registration Statement on
           Form S-3 (Reg. No. 33-51833)).

   4.4     A form of the Fixed Rate Medium-Term Notes
           (Certificated) (incorporated by reference to
           Exhibit 4.8 to the Company's Registration
           Statement on Form S-3 (Reg. No. 33-51833)).

   4.5     A form of the Floating Rate Medium-Term Notes
           (Global) (incorporated by reference to Exhibit
           4.9 to the Company's Registration Statement on
           Form S-3 (Reg. No. 33-51833)).

   4.6     A form of the Floating Rate Medium-Term Notes
           (Certificated) (incorporated by reference to
           Exhibit 4.10 to the Company's Registration
           Statement on Form S-3 (Reg. No. 33-51833)).

   4.7     Copy of Credit Agreement dated as of November
           15, 1995 among Beneficial Corporation as a borrower and as a guarantor, the borrowers defined in Article I, the lenders defined in
           Article I, Bank of America National Trust and
           Savings Association, Chemical Bank and Union
           Bank of Switzerland as co-arrangers, and Credit
           Suisse as administrative agent for the lenders is incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K for the year ended December 31, 1995.

  10.1 Copies of forms of agreement by and between Beneficial Corporation and certain key management employees of the Company and its subsidiaries is incorporated by reference to
           Exhibit 10(a) of the Quarterly Report on Form 10-
           Q for the period ended March 31, 1996.

Exhibit
Number                      Exhibit
  10.2     Copies of forms of Severance Agreements by and
           between Beneficial Corporation and key executive
           officers of the Company and its subsidiaries is
           incorporated by reference to Exhibit 10(b) of
           the Quarterly Report on Form 10-Q for the period
           ended March 31, 1996.

  10.3 Copy of Lease, dated as of June 28, 1982, between Hamilton Associates Limited Partnership and Beneficial Management Corporation is incorporated by reference to Exhibit 10(f) of the Annual Report on Form 10-K for the year ended December 31, 1982.

  10.4     Guaranty, dated as of June 28, 1982, of
           Beneficial Corporation relating to Lease included as Exhibit 10.3 hereto is incorporated by reference to Exhibit 10(h) of the Annual
           Report on Form 10-K for the year ended December
           31, 1982.

  10.5 Copy of Form of Indemnification Agreement between Beneficial Corporation and its directors, dated August 21, 1986, is incorporated by reference to Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 1986.

  10.6     Copy of Amended and Restated Directors' Annuity
           Plan dated May 23, 1996 between Beneficial
           Corporation and its directors and directors emeriti is incorporated by reference to Exhibit
           10 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

  10.7     Copy of the Company's Rights Plan is
           incorporated by reference to Form 8-A filed with the Securities and Exchange Commission on November 20, 1987, with respect to the registration of Preferred Stock Purchase Rights.

  10.8     Copy of the Company's Amended and Restated
           Rights Agreement is incorporated by reference to Form 8 filed with the Securities and Exchange
           Commission on May 25, 1990.

  10.9 Copy of the Company's Renewed Rights Agreement dated as of August 22, 1996 is incorporated by reference to Exhibit 10(a) of the Quarterly
           Report on Form 10-Q for the quarter ended
           September 30, 1996.  The Renewed Rights
           Agreement will become effective upon the expiration of the existing Rights Agreement, which is scheduled to expire on November 23, 1997.

  10.10    Copy of Refund Anticipation Loan Operations
           Agreement dated July 19, 1996 among H & R Block
           Tax Services, Inc., HRB Royalty, Inc.,
           Beneficial Tax Masters Inc., Beneficial National
           Bank, and Beneficial Franchise Company, Inc. is incorporated by reference to Exhibit 10(b) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

  10.11    Copy of Refund Anticipation Loan Participation
           Agreement dated as of July 19, 1996 among Block
           Financial Corporation, Beneficial National Bank and Beneficial Tax Masters, Inc. is incorporated by reference to Exhibit 10(c) of the Quarterly
           Report on Form 10-Q for the quarter ended
           September 30, 1996. Confidential treatment has been requested with respect to certain portions of the agreement; such portions have been separately filed with the Securities and Exchange Commission.

Exhibit
Number                      Exhibit
  10.12    Copy of Beneficial Corporation Key Employees
           Stock Bonus Plan, as amended.

  10.13    Copy of Beneficial Corporation 1990 Non-
           Qualified Stock Option Plan, as amended.

  10.14    Copy of Beneficial Corporation Supplemental
           Pension Plan is incorporated by reference to
           Exhibit 10(n) of the Annual Report on Form 10-K for the year ended December 31, 1992.

  10.15    Copy of Beneficial Corporation Deferred
           Compensation Plan is incorporated by reference to Exhibit 10(r) of the Annual Report on Form 10-
           K for the year ended December 31, 1994.

  10.16 Copy of letter agreement entered into by the Company and MDE Associates, Inc. relating to personal financial counseling services to be made available to certain key officers of the Company and its subsidiaries is incorporated by reference to Exhibit 10(s) of the Annual Report on Form 10-K for the year ended December 31, 1995.

   11      Computation of Earnings per Common Share of
           Beneficial Corporation and Subsidiaries.

   12      Computation of Ratio of Earnings to Fixed
           Charges of Beneficial Corporation and
           Subsidiaries (continuing operations only).

   21 List of the names and states of incorporation of the Company's subsidiaries.

   23      Consent of independent auditors.

   24      Powers of Attorney.

   27      Financial Data Schedule (in EDGAR filing only).

The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of its long-term debt where the securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

The Company will furnish to each stockholder, upon written request, copies of the exhibits referred to above. Requests should be addressed to Scott A. Siebels, Vice President and Corporate Secretary, Beneficial Corporation, 301 North Walnut Street, Wilmington, Delaware 19801.


                        EXHIBIT 10.12

                                          Employee Benefit Plan
                                          Key Plan
                                          Plan Document

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

         (j)  Notwithstanding anything herein to the
contrary, if for any calendar year which ends on or after December 31, 1997 a Participant is classified as a "Covered Employee" for purposes of Section 162(m) of the Internal Revenue Code of 1986 (or the corresponding provisions of any future U.S. internal revenue law) (the "Code"), then the awards, if any, which may be made pursuant to the Plan to such Participant with respect to such Participant's performance during 1993 or subsequent years, in accordance with the provisions of Section 6, and credited pursuant to Section 5 (b)(i) of the Plan to such Participant on or after February 1, 1994 (and not previously distributed), together with any shares of stock or other rights credited pursuant to Section 5 (b)(ii), (iii) or (iv) of the Plan with respect to such awards (the "Award" or collectively
"Awards"), shall, notwithstanding Section 7 (e) of the Plan not be distributable to such Participant, though earlier vested pursuant to Section 7(a) of the Plan, prior to the earliest to occur of the following:

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


05/18/88 - Stockholder approval of Key Employees Stock
           Bonus Plan

05/19/88 - Board of Directors approved provision for
           confidential voting

02/08/89 - Board of Directors authorized changes to 6(a) and
           6(c) re-timing of setting percentages.

11/12/92 - Board of Directors authorizes changes to Section 6(c) and
           Section 7 removing acceleration of vesting at age 60 provisions.

02/01/94 - Adopted as of 2/01/94.  Amended to restrict
           certain 1993 awards to senior executives as to date first eligible for distribution.

03/21/94 - Amended to restrict 1994 and subsequent awards to senior executives as to date first eligible for distribution.



                          EXHIBIT 10.13

                     BENEFICIAL CORPORATION

              1990 NON-QUALIFIED STOCK OPTION PLAN

    1.    Purpose of Plan.    The purpose of the Beneficial
Corporation 1990 Non-Qualified Stock Option Plan ("Plan") is to attract and retain able and experienced key management employees and directors and to provide an incentive to those persons to improve operations and increase profits by affording them an opportunity to acquire stock ownership in Beneficial Corporation ("Corporation"). The options granted under the Plan are not intended to comply with Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

    2. Administration of Plan. This Plan shall be administered by the Compensation Committee ("Committee") of the Board of Directors of the Corporation ("Board") which shall consist of not less than three members of the Board, none of whom shall be eligible to participate in this Plan, other than pursuant to Section 8 hereof, for a period of at least one year prior to appointment. The determinations of the Committee shall be made in accordance with their judgments as to the best interests of the Corporation and its stockholders and in accordance with the purposes of the Plan. A majority of members of the Committee shall constitute a quorum, and all determinations of the Committee shall be made by a majority of its members. Any determination of the Committee under the Plan may be made without notice or meeting of the Committee if in writing signed by all of the Committee members. No member of the Committee or the Board shall be liable for any action taken or determination made in good faith with respect to this Plan or any option ranted hereunder.

     The Committee shall have full authority and discretion to
(a) determine, consistent with the provisions of this Plan, the employees to be granted options, the times at which options shall be granted, the number of shares subject to each option, the period during which each option becomes exercisable (subject to Section 7 hereof), and the terms contained in each option agreement, and (b) adopt rules and regulations and prescribe or approve any forms or documents to carry out the purposes and provisions of this Plan. Notwithstanding the foregoing, the number of shares subject to option which may be granted to any employee, regardless of position or title, during any calendar year under this Plan may not exceed 200,000, provided that such limitation shall be subject to adjustment consistent with the provisions of Section 12 hereof with respect to any change in the Common Stock of the Corporation which shall occur on or after November 21, 1996. The Committee's interpretation and construction of any provisions of this Plan or determination of any grant hereunder shall be binding and conclusive, except as such may be otherwise modified, amended or changed by the Board. The authority of the Board under this Section shall not be exercised in any manner which could jeopardize the status of the Committee as disinterested administrator of the Plan.

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

    5. Option Price. The option price per share under each option granted by the Committee shall be not less than 100% of the fair market value per share on the date an option is granted, but in no event less than the par value thereof. The fair market value shall be the average between the highest and lowest quoted selling price per share on the New York Stock Exchange Composite Transactions Tape "Composite Tape") on the date the option is granted (subject to adjustment under Section 12 hereof). If there should be no sale of the shares reported on such date, then the option price per share shall be the average between the highest and lowest quoted selling price per share reported on the Composite Tape on the next preceding day on which there shall have been a sale.

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

    7. Term of Option. Options granted under the Plan shall become exercisable at such intervals or dates and over such period of time ("Exercise Period") and for such number of shares which may be purchased at any one time as shall be determined by the Committee (collectively "Option Terms") to be set forth in the stock option agreements between individual optionees and the Corporation under the Plan ("Option Agreements"), but in no event shall the Exercise Period commence prior to one year after the date of grant (except as permitted in Sections 11(c) and 10(e) hereof) or extend more than 10 years after the date of grant.
The Committee may, consistent with Section 13 hereof, authorize existing Option Agreements to be amended to provide for different Option Terms, in whole or in part, including an amendment to permit transferability in accordance with Section 9 hereof. Options which are not exercised prior to the end of the Exercise Period shall expire, and the shares subject to such options shall become available for the granting of other options under the Plan during that or any succeeding year.

    8.    Grants to Outside Directors.

     (a) On the 15th day of the month of December of each year prior to the termination of this Plan, each member of the Board of Directors of the Corporation (excluding Emeritus Directors) who is not then an employee of the Corporation or any of its subsidiaries ("Outside Director") shall automatically be issued an option pursuant to this Plan to purchase 4000 shares of the Common Stock of the Corporation, provided, however, that such number of shares shall be automatically proportionately adjusted upon the occurrence of any event described in Section 12 hereof, in a manner consistent with any adjustment affected pursuant to that Section. In the event that December 15 shall in any year fall on a day on which the New York Stock Exchange is not open for trading, options shall instead be issued pursuant to this Section on the next preceding trading day.

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

     (f) The provisions of this Section 8 may be amended by the Board from time to time, affecting the issuance date, number of shares under option, and terms of options issued to Outside
Directors hereunder.

    9.    Transferability of Options.

     Options or LSAR's granted under this Plan shall be transferable by the optionee by will or the laws of descent and distribution, and shall also be transferable by the optionee to
(i) the spouse, siblings, parents and lineal descendants of the optionee ("Immediate Family Members"), (ii) organizations described at Section 501(c)(3) of the Code ("Charities"), (iii) a trust or trusts for the exclusive benefit of such Immediate Family Members or Charities, or (iv) a partnership or partnerships in which such Immediate Family Members are the only partners, provided that (A) there may be no consideration for any such transfer, (B) the stock option agreement pursuant to which options were granted under this Plan must expressly provide for transferability in a manner consistent with this Section 9, (C) subsequent transfers of transferred options shall be prohibited except those pursuant to will or the laws of descent and distribution, and (D) any such transfer must expressly provide that the optionee is designated as agent of the transferee for purposes of notices from the Plan or the Committee with respect to the options, and for purposes of any notices to the Plan or the Committee from the transferee with respect to the options, including but not limited to notices of intent to exercise. Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, provided that for purposes of Sections 6 and 13 hereof the term "optionee" shall be deemed to refer to the transferee. The events of termination of employment of Section 10 hereof shall continue to be applied with respect to the original optionee, following which the options shall be exercisable by the transferee only to the extent, and for the periods specified at Sections 10(b), 10(c), 10(d) and 10(e). Absent a transfer in accordance with the provisions of this
Section 9, options or LSAR's granted under the Plan shall be exercisable during the optionee's lifetime only by the optionee (or the legal representative of the optionee under Section 10(c)).

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

     (c) If during the term of an unexercised option employment with the Corporation or any of its subsidiaries is terminated by reason of the "long term disability" of the optionee, as such term is defined for purposes of the Long Term Disability Benefits Plan maintained by the Corporation, the option may be exercised, to the extent that it was exercisable at termination, at any time during the Exercise Period specified in the Option Agreement by which such option was granted. The optionee's legal representative, if appointed, shall be entitled to exercise the option

     (d) If during the term of an unexercised option employment with the Corporation or any of its subsidiaries is terminated by reason of retirement at any time following the date the optionee is eligible to retire early pursuant to Section 4 of the Beneficial Corporation Pension Plan dated October 1, 1983, as amended ("Pension Plan") the option may be exercised at any time during the three month period following his or her Early Retirement Date (as defined in the Pension Plan), to the extent that such option is exercisable on such Early Retirement Date, but in no event later than the Exercise Period specified in the Option Agreement by which such option was granted.

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

   15. No Rights as Stockholder. Individuals granted options pursuant to the Plan and transferees shall have no rights as stockholders with respect to any shares of Common Stock subject to such options prior to the date of issuance to them of certificates for such shares. Other than pursuant to Section 12 hereof no adjustment shall be made for dividends or distributions or other rights with respect to such shares for which the record date is prior to the date on which they shall become the holder of record thereof.

   16. Stockholder Approval. The Plan was adopted by the Board of Directors on November 15, 1990, subject to stockholder approval. The Plan was approved by the stockholders of the Corporation on May 22, 1991.




                           EXHIBIT 11


             BENEFICIAL CORPORATION AND SUBSIDIARIES
            COMPUTATION OF EARNINGS PER COMMON SHARE
             (in millions, except per share amounts)
                                              Years Ended December 31

                                             1996       1995       1994
Primary Earnings
   Net Income                              $281.0     $150.5     $177.7
   Dividends on Preferred Stock              (5.2)      (5.2)     (5.2)
    Net Income Applicable to Common Stock  $275.8     $145.3     $172.5

   Weighted Average Shares Outstanding
    Common                                   53.1       52.5       51.9
    Common Stock Equivalents                  1.2        1.0         .7
     Total                                   54.3       53.5       52.6

   Primary Earnings per Common Share       $ 5.08     $ 2.72     $ 3.28

Fully Diluted Earnings*
   Net Income                              $281.0     $150.5     $177.7
   Dividends on Non-Convertible
     Preferred Stock                         (5.1)      (5.1)      (5.1)
    Net Income Applicable to Common Stock  $275.9     $145.4     $172.6

   Weighted Average Shares Outstanding
    Common                                   53.1       52.5       51.9
    Common Stock Equivalents                  1.6        1.3        1.0
     Total                                   54.7       53.8       52.9

Fully Diluted Earnings per Common Share    $ 5.04     $ 2.70     $ 3.26

* This calculation is submitted in accordance with Regulation  S-
  K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.



                           EXHIBIT 12



      BENEFICIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  RATIO OF EARNINGS TO FIXED CHARGES
                  (Continuing Operations Only)

                                               Years Ended December 31

                                        1996      1995      1994    1993    1992
                                                     (in millions)

Income From Continuing Operations   $  281.0  $  150.5  $  177.7  $186.0  $148.4
  Add Provision for Income Taxes       177.5     119.9     148.4   129.2   103.2
    Earnings Before Income Taxes       458.5     270.4     326.1   315.2   251.6
Fixed charges:
  Interest and Debt Expense            812.8     816.2     673.6   633.2   642.7
  Interest Factor Portion of Rentals    23.3      22.3      16.3    15.8    15.7
    Total Fixed Charges                836.1     838.5     689.9   649.0   658.4

Earnings Before Income Taxes
   and Fixed Charges                $1,294.6  $1,108.9  $1,016.0  $964.2  $910.0

Ratio of Earnings to Fixed Charges      1.55      1.32      1.47    1.49    1.38

Preferred Dividend Requirements     $    8.5  $   9.3   $    9.5  $  8.8  $  8.8

Ratio of Earnings to Fixed Charges
  and Preferred Dividend
  Requirements                          1.53     1.31       1.45    1.47    1.36

      In computing the ratio of earnings to fixed charges, earnings consist of net income to which has been added income taxes and fixed charges. Fixed charges consist principally of interest on all indebtedness and that portion of rentals considered to represent an appropriate interest factor. Preferred dividend requirements are grossed up to their pretax equivalent.



                           EXHIBIT 21

  LIST OF BENEFICIAL CORPORATION SUBSIDIARIES            01/06/97
    COMPRISING THE FINANCE DIVISION

         Name of Subsidiary                         State
               and                                    of
     Principal Place of Business                 Incorporation

Bencharge Credit Service Holding Company             DE
  301 North Walnut St., Wilmington, DE 19801


    Bencharge Credit Service of America, Inc.        DE
      301 North Walnut St., Wilmington, DE 19801
    Beneficial Credit Services Inc.                  DE
      301 North Walnut St., Wilmington, DE 19801
    Beneficial Credit Services of Connecticut Inc.   DE
      926 Main St., East Hartford, CT 06108
    Beneficial Credit Services of Mississippi Inc.   DE
      2310 Highway 80 W., Jackson, MS  39204
    Beneficial Credit Services of South Carolina     DE
      Inc., 1660 Sam Ritterburg Blvd., Charleston,
      SC 29407


Beneficial Arizona Inc.                              DE
  7315 North Oracle Road, Ste. 107, Tucson,
  AZ  85704
Beneficial California Inc.                           DE
  1731 W. Colorado Blvd., Los Angeles, CA  90041
Beneficial Colorado Inc.                             DE
  3200 South Wadsworth Blvd., Lakewood, CO  80227
Beneficial Connecticut Inc.                          DE
  926 Main St., East Hartford, CT  06108
Beneficial Delaware Inc.                             DE
  514 Jefferic Blvd., Unit 1, Dover, DE 19901
Beneficial Florida Inc.                              DE
  2777 University Blvd. W., Ste. 65,
  Jacksonville, FL 32216

    Beneficial Mortgage Co. of Florida               DE
      2777 University Blvd. W., Ste. 65,
      Jacksonville, FL 32216

Beneficial Georgia Inc.                              DE
  700 North Main St., Ste. 10, Alpharetta, GA 30201
Beneficial Hawaii Inc.                               DE
  James Campbell Bldg., 826 Ft. Street Mall,
  Honolulu, HI  96813
Beneficial Idaho Inc.                                DE
  1003 Vista Ave., Boise, ID  83709
Beneficial Illinois Inc.                             DE
  4012 West 79th St., Chicago, IL  60652
Beneficial Indiana Inc.                              DE
  812 S. Scatterfield Rd., Anderson, IN  46012

Beneficial Iowa Inc.                                 IA
  301 North Walnut St., Wilmington, DE 19801
Beneficial Kansas Inc.                               KS
  Capitol Hills Shops, 400 SW 29th St., Ste. L,
  Topeka, KS 66611
Beneficial Kentucky Inc.                             DE
  8512 Preston Hwy., Louisville, KY  40219
Beneficial Louisiana Inc.                            DE
  11439 Florida Blvd., Baton Rouge, LA  70815
Beneficial Maine Inc.                                DE
  1041 Breighton Avenue, Portland, ME 04102
Beneficial Maryland Inc.                             DE
  79 Forest Dr., Annapolis, MD  21401
Beneficial Massachusetts Inc.                        DE
  Gr. Fl., 236 Cabot St., Beverly, MA  01915
Beneficial Michigan Inc.                             DE
  12900 Hall Road., Ste. 190, Sterling Hts.,
  MI 48313
Beneficial Minnesota Inc.                            DE
  5180 Central Ave., NE Columbia Heights, MN 55421
Beneficial Mississippi Inc.                          DE
  2310 Highway 80 W., Jackson, MS  39204
Beneficial Missouri, Inc.                            DE
  2219 C Missouri Blvd., Jefferson City, MO  65109
Beneficial Montana Inc.                              DE
  1520 3rd St., NW, Ste. A,
  Great Falls, MT 59404
Beneficial Nebraska Inc.                             NE
  5005 O Street, Lincoln, NE  68510
Beneficial Nevada Inc.                               DE
  1055 South Wells, Ste. 115, Reno, NV  89502
Beneficial New Hampshire Inc.                        DE
  45 S. Main St., Concord, NH  03301
Beneficial New Jersey Inc.                           DE
  146 South Street, Morristown, NJ  07960
Beneficial New Mexico Inc.                           DE
  7200 Montgomery Blvd, NE, Ste. B 3-4,
  Albuquerque, NM 87109
Beneficial North Carolina Inc.                       DE
  6300 - 170 Creedmoor Road
  Raleigh, NC  27612
Beneficial Oklahoma Inc.                             DE
  6935 South Lewis, Tulsa, OK  74136
Beneficial Oregon Inc.                               DE
  3671 SW Hall St., Beaverton, OR  97005
Beneficial Rhode Island Inc.                         DE
  457 Main St., East Greenwich, RI  02818
Beneficial South Carolina Inc.                       DE
  1660 Sam Ritterburg Blvd., Charleston, SC  29407
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
     (Inactive)                                       DE
     622 Yonkers Ave., Yonkers, NY  10704
   Beneficial New York Inc.                           NY
     622 Yonkers Ave., Yonkers, NY 10704
   Beneficial Homeowner Service Corporation           DE
     622 Yonkers Ave., Yonkers, NY  10704

Beneficial Homeowners Inc. (Inactive)                 DE
  301 North Walnut St., Wilmington, DE 19801

Beneficial Loan & Thrift Co.                          MN
  5180 Central Ave., NE.
  Columbia Heights, MN  55421


Beneficial Mortgage Holding Company                   DE
  301 North Walnut St., Wimington, DE  19801

  Beneficial Excess Servicing Inc.                    DE
    301 North Walnut St., Wilmington, DE 19801
    *same as above, Elizabeth A. Dawson
  Beneficial Home Mortgage Loan Corp.                 DE
    457 Main St., East Greenwich, RI  02818
  Beneficial Mortgage Co. of Arizona                  DE
    7315 North Oracle Road, Ste. 107, Tucson,
    AZ  85704
  Beneficial Mortgage Co. of Colorado                 DE
    3200 South Wadsworth Blvd., Lakewood, CO  80227
  Beneficial Mortgage Co. of Connecticut              DE
    926 Main St., East Hartford, CT  06108

Beneficial Mortgage Co. of Georgia                    DE
    700 North Main Street, Ste. 10
    Alpharetta, GA 30201
  Beneficial Mortgage Co. of Idaho                    DE
    1003 Vista Ave., Boise, ID  83709
Beneficial Mortgage Co. of Indiana                    DE
    812 S. Scatterfield Rd., Anderson, IN  46012
  Beneficial Mortgage Co. of Kansas, Inc.             DE
    Capitol Hills Shops, 400 SW 29th St., Ste. L,
    Topeka, KS 66611
  Beneficial Mortgage Co. of Louisiana                DE
    11439 Florida Blvd., Baton Rouge, LA  70815
  Beneficial Mortgage Co. of Maryland                 DE
    79 Forest Dr., Annapolis, MD  21401
  Beneficial Mortgage Co. of Massachusetts            DE
    Gr. Fl., 236 Cabot St., Beverly, MA  01915
  Beneficial Mortgage Co. of Mississippi              DE
    2310 Highway 80 W., Jackson, MS  39204
  Beneficial Mortgage Co. of Missouri, Inc .          DE
    2219 C Missouri Blvd., Jefferson City, MO  65109
  Beneficial Mortgage Co. of Nevada                   DE
    1055 South Wells, Ste. 115, Reno, NV  89502
  Beneficial Mortgage Co. of New Hampshire            DE
    45 S. Main St., Concord, NH  03301
  Beneficial Mortgage Co. of North Carolina           DE
    6300 - 170 Creedmoor Road
    Raleigh, NC  27612
  Beneficial Mortgage Co. of Oklahoma                 DE
    6935 South Lewis, Tulsa, OK  74136
  Beneficial Mortgage Co. of Rhode Island             DE
    457 Main St., East Greenwich, RI  02818
  Beneficial Mortgage Co. of South Carolina           DE
    1660 Sam Ritterburg Blvd., Charleston, SC 29407
  Beneficial Mortgage Co. of Texas                    DE
    6406 N. 1 H-35, Lincoln Village Shopping Center
    Austin, TX 78752
  Beneficial Mortgage Co. of Utah                     DE
    1741 West 7800 South, West Jordan, UT  84088
  Beneficial Mortgage Co. of Virginia                 DE
    10175 Hull Street Road, Midlothian, VA  23112


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

            Beneficial Building Company Limited      UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              *same as above, Anthony Lee
              Performs services for Beneficial
              Bank Public
              Limited Company

            Beneficial Data Systems Limited          UK
              Beneficial House, Easthampstead Road
              Bracknell, Berkshire, RG12 1NS
              *same as above, Anthony Lee
              Performs services for Beneficial
              Bank Public
              Limited Company

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

       Beneficial Direct Inc.                      NJ
         400 Beneficial Center
         Peapack, NJ 07977
         *same as above, Barbara Hill
         Direct Marketing of Credit Life
         Insurance and other related products.

       BFC Ireland (Holdings) Limited           Ireland
         3 Burlington Road
         Dublin 4, Ireland
         *same as above, Matsack Trust Limited
         a Holding Company

       BFC Insurance (Life) Limited             Ireland
         22-24 Lower Mount Street
         Newmount House, Dublin 2, Ireland
         *Matsack Trust Limited,
         3 Burlington Road,
         Dublin 4, Ireland
         Will operate as a full line life,
         accident and health insurance company

       BFC Insurance Limited                    Ireland
         22-24 Lower Mount Street
         Newmount House, Dublin 2, Ireland
         *Matsack Trust Limited,
         3 Burlington Road,
         Dublin 4, Ireland
         Will operate as a full line life,
         accident and health insurance company

       Beneficial Bank A.G.                     Germany
         Augustenstrasse 7
         7000 Stuttgart 1, Germany
         *Dr. Klaus A. Gerstenmaier,
         Lenzhalde 83,
         7000, Stuttgart 1, Germany
         Engaged in consumer loans in Germany

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

      The Central National Life Insurance Company    DE
        of Omaha
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

      Beneficial Mark Holding Inc.                   DE
        301 North Walnut St., Wilmington, DE 19801
        *same as above, Elizabeth A. Dawson

      Beneficial Trademark Co.                       DE
        301 North Walnut St., Wilmington, DE 19801
        *same as above, Elizabeth A. Dawson
        An Investment Company

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

       Beneficial Service Corporation of Delaware    DE
         1300 Market Street, Wilmington, DE 19801
         To sell Insurance on behalf of its Parent
         Corporation

Beneficial National Bank USA                       National
  301 North Walnut St., Wilmington, DE 19801     Banking Assoc.
  *Same as above, Kevin T. Peck                     (DE)
  A private label credit card operation

     Beneficial Service Corporation of New Jersey    DE
       301 North Walnut St., Wilmington, DE 19801
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

Wasco Properties, Inc.                               DE
  301 North Walnut St.,
  Wilmington, DE 19801
  *same as above, Carolyn Micolucci
  Holds real estate

       Beneficial Real Estate Joint Ventures, Inc.   DE
         301 North Walnut St., Wilmington, DE 19801
         *same as above, Elizabeth A. Dawson

     * Minutes of company kept at this address
    ** Remaining shares are Directors' qualifying shares
   *** Remaining shares are owned by Beneficial Corporation



                                                         01/06/97

                                          State of
     INACTIVE CORPORATIONS              Incorporation

Bencharge Credit Service, Inc.               DE
Beneficial Alabama Inc.                      AL
Beneficial Business Credit Corp.             DE
Beneficial Credit Services of                DE
  Alabama Inc.
Beneficial Direct, Inc.                      NJ
Beneficial Finance Co.                       DE
Beneficial Finance Co. of Alaska             DE
Beneficial Finance Co. of Canada           Canada
Beneficial Finance Co. of Columbia           DC
Beneficial Finance Co. of Maine              ME
Beneficial Financial Center, Inc.            DE
Beneficial Marketing Corporation             OH
Beneficial North Dakota Inc.                 DE
Beneficial PayNet Systems, Inc.              DE
Beneficial Premium Services Limited          UK
Beneficial Securities, Inc.                  DE
Beneficial South Dakota Inc.                 DE
Beneficial Vermont Inc.                      DE
Beneficial Wyoming Inc.                      WY
Benevest Escrow Company                      DE
Benevest Service Company                     DE
Capital Credit Services Inc.                 DE
Guaranty and Indemnity                       DE
Insurance Company
Personal Finance Company, Inc.               NY
Sterling Mortgages Limited                   UK




                           EXHIBIT 23

                  INDEPENDENT AUDITORS' CONSENT


       We   consent  to  the   incorporation  by   reference   in
Registration Statements  No. 33-64357 and No. 33-57541 on Form S-
3  and  Registration Statement No. 333-02737 on Form S-8  of  our
report dated January 28, 1997 appearing in this Annual Report  on
Form  10-K of Beneficial Corporation for the year ended  December
31, 1996.




DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 20, 1997



                           EXHIBIT 24


                        POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS:  THAT I, CHARLES W. BOWER, a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North Walnut  Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report on Form 10-K for the fiscal year  ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand this   7th
day of March, 1997.


                                       /s/   CHARLES W. BOWER
                                             CHARLES W. BOWER


                        POWER OF ATTORNEY


      KNOW  ALL  MEN  BY  THESE  PRESENTS:   THAT  I,  ROBERT  J.
CALLANDER,  a  Director of Beneficial Corporation, One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware 19801  (the
"Company"),  do  hereby make, constitute and  appoint  ANDREW  C.
HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS, officers of  the  Company, or any of them, with full power to act  without the  others, my true and lawful attorney-in-fact or agent for  me and  in  my name, place and stead, in any and all capacities,  to sign  the  Annual Report on Form 10-K for the fiscal  year  ended
December  31,  1996 pursuant to the Securities  Exchange  Act  of
1934,  as  amended, and any amendment thereto,  to  be  filed  by
Beneficial   Corporation,  a  Delaware  corporation,   with   the
Securities and Exchange Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand this   8th
day of March, 1997.



                                         /s/ ROBERT J. CALLANDER
                                             ROBERT J. CALLANDER


                        POWER OF ATTORNEY


      KNOW  ALL  MEN  BY  THESE PRESENTS:  THAT  I,  FINN  M.  W.
CASPERSEN,  a  Director of Beneficial Corporation, One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware 19801  (the
"Company"),  do  hereby make, constitute and  appoint  ANDREW  C.
HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS, officers of  the  Company, or any of  them, with full power to act without the  others, my true and lawful attorney-in-fact or agent for  me and  in  my name, place and stead, in any and all capacities,  to sign  the  Annual Report on Form 10-K for the fiscal  year  ended
December  31,  1996 pursuant to the Securities  Exchange  Act  of
1934,  as  amended, and any amendment thereto,  to  be  filed  by
Beneficial  Corporation,  a   Delaware   corporation,  with   the
Securities and Exchange Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 11th day of March, 1997.



                                         /s/ FINN M. W. CASPERSEN
                                             FINN M. W. CASPERSEN


                        POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS:  THAT I, LEONARD S. COLEMAN,
JR.,  a Director of Beneficial Corporation, One Christina Centre,
301   North  Walnut  Street,  Wilmington,  Delaware  19801   (the
"Company"),  do  hereby make, constitute and  appoint  ANDREW  C.
HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS, officers of  the  Company, or any of them, with full power to act  without the  others, my true and lawful attorney-in-fact or agent for  me and  in my name, place  and stead, in any and all capacities,  to sign  the  Annual Report on Form 10-K for the fiscal  year  ended
December  31,  1996 pursuant to the Securities  Exchange  Act  of
1934,  as  amended, and any amendment thereto,  to  be  filed  by
Beneficial   Corporation,  a  Delaware  corporation,   with   the
Securities and Exchange Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 13th day of March, 1997.



                                          /s/ LEONARD S. COLEMAN, JR.
                                              LEONARD S. COLEMAN, JR.


                        POWER OF ATTORNEY


      KNOW ALL MEN BY THESE PRESENTS:  THAT I, DAVID J. FARRIS, a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of them, with full power to  act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand this   7th
day of March, 1997.



                                         /s/ DAVID J. FARRIS
                                             DAVID J. FARRIS


                        POWER OF ATTORNEY


      KNOW  ALL MEN BY THESE PRESENTS:  THAT I, JAMES H. GILLIAM,
JR.,  a Director of Beneficial Corporation, One Christina Centre,
301   North  Walnut   Street,  Wilmington,  Delaware  19801  (the
"Company"),  do  hereby make, constitute and  appoint  ANDREW  C.
HALVORSEN  and  RONALD E. BOMBOLIS, officers of the  Company,  or either of them, with full power to act without the other, my true and lawful attorney-in-fact or agent for me and in my name, place and  stead, in any and all capacities, to sign the Annual  Report on Form 10-K for the fiscal year ended December 31, 1996 pursuant to  the  Securities  Exchange Act of 1934, as  amended,  and  any amendment  thereto,  to  be  filed by Beneficial  Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 11th day of March, 1997.



                                         /s/ JAMES H. GILLIAM, JR.
                                             JAMES H. GILLIAM, JR.


                        POWER OF ATTORNEY


      KNOW  ALL  MEN  BY  THESE  PRESENTS:   THAT  I,  ANDREW  C.
HALVORSEN,  a Director of  Beneficial Corporation, One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware 19801  (the
"Company"),  do   hereby make, constitute and  appoint  JAMES  H.
GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company,  or either of them, with full power to act without the other, my true and lawful attorney-in-fact or agent for me and in my name, place and  stead, in any and all capacities, to sign the Annual  Report on Form 10-K for the fiscal year ended December 31, 1996 pursuant to  the  Securities  Exchange Act of 1934, as  amended,  and  any amendment  thereto,  to  be  filed by Beneficial  Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 10th day of March, 1997.


                                         /s/ ANDREW C. HALVORSEN
                                             ANDREW C. HALVORSEN


                        POWER OF ATTORNEY


      KNOW  ALL  MEN  BY  THESE  PRESENTS:   THAT  I,  ROLAND  A.
HERNANDEZ,  a  Director of Beneficial Corporation, One  Christina
Centre, 301 North Walnut Street, Wilmington, Delaware 19801  (the
"Company"),  do  hereby make, constitute and  appoint  ANDREW  C.
HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS, officers of  the  Company, or any of them, with full power to act  without the  others, my true and lawful attorney-in-fact or agent for  me and  in  my name, place and stead, in any and all capacities,  to sign  the  Annual Report on Form 10-K for the fiscal  year  ended
December  31,  1996 pursuant to the Securities  Exchange  Act  of
1934,  as  amended, and any amendment thereto,  to  be  filed  by
Beneficial   Corporation,  a  Delaware  corporation,   with   the
Securities and Exchange Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 13th day of March, 1997.



                                         /s/ ROLAND A. HERNANDEZ
                                             ROLAND A. HERNANDEZ


                        POWER OF ATTORNEY


      KNOW ALL MEN BY THESE PRESENTS:  THAT I, J. ROBERT HILLIER,
a  Director of Beneficial Corporation, One Christina Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 10th day of March, 1997.



                                         /s/ J. ROBERT HILLIER
                                             J. ROBERT HILLIER


                        POWER OF ATTORNEY


      KNOW ALL MEN BY THESE PRESENTS:  THAT I, GERALD L. HOLM,  a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 13th day of March, 1997.



                                         /s/ GERALD L. HOLM
                                             GERALD L. HOLM


                        POWER OF ATTORNEY


      KNOW ALL MEN BY THESE PRESENTS:  THAT I, THOMAS H. KEAN,  a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 11th day of March, 1997.



                                         /s/ THOMAS H. KEAN
                                             THOMAS H. KEAN


                        POWER OF ATTORNEY


      KNOW  ALL MEN BY THESE PRESENTS:  THAT I, STEVEN MULLER,  a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand this   7th
day of March, 1997.



                                         /s/ STEVEN MULLER
                                             STEVEN MULLER


                        POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS:  THAT I, SUSAN JULIA ROSS, a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand this   7th
day of March, 1997.



                                        /s/  SUSAN JULIA ROSS
                                             SUSAN JULIA ROSS


                        POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS:  THAT I, ROBERT A. TUCKER, a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN  WITNESS WHEREOF, I have hereunto set my hand this   8th
day of March, 1997.



                                        /s/  ROBERT A. TUCKER
                                             ROBERT A. TUCKER


                        POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS:  THAT I, SUSAN M. WACHTER, a
Director  of  Beneficial Corporation, One Christina  Centre,  301
North  Walnut Street, Wilmington, Delaware 19801 (the "Company"),
do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES
H.  GILLIAM, JR. and RONALD E. BOMBOLIS, officers of the Company, or  any  of  them, with full power to act without the others,  my true  and lawful attorney-in-fact or agent for me and in my name, place  and  stead, in any and all capacities, to sign the  Annual
Report  on Form 10-K for the fiscal year ended December 31,  1996 pursuant to the Securities Exchange Act of 1934, as amended,  and any  amendment thereto, to be filed by Beneficial Corporation,  a
Delaware   corporation,   with  the   Securities   and   Exchange
Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 10th day of March, 1997.



                                         /s/ SUSAN M. WACHTER
                                             SUSAN M. WACHTER


                        POWER OF ATTORNEY


      KNOW  ALL MEN BY THESE PRESENTS:  THAT I, CHARLES H. WATTS,
II  a  Director of Beneficial Corporation, One Christina  Centre,
301   North  Walnut  Street,  Wilmington,  Delaware  19801   (the
"Company"),  do  hereby make, constitute and  appoint  ANDREW  C.
HALVORSEN, JAMES H. GILLIAM, JR. and RONALD E. BOMBOLIS, officers of  the  Company, or any of them, with full power to act  without the  others, my true and lawful attorney-in-fact or agent for  me and  in  my name, place and stead, in any and all capacities,  to sign  the  Annual Report on Form 10-K for the fiscal  year  ended
December  31,  1996 pursuant to the Securities  Exchange  Act  of
1934,  as  amended, and any amendment thereto,  to  be  filed  by
Beneficial   Corporation,  a  Delaware  corporation,   with   the
Securities and Exchange Commission.

      IN WITNESS WHEREOF, I have hereunto set my hand this 10th day of March, 1997.



                                       /s/  CHARLES H. WATTS, II
                                            CHARLES H. WATTS, II

