Form 10-Q
period 1997-03-31
BENEFICIAL CORP
filed 1997-05-09
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

       (Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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


At May 1, 1997, the number of shares outstanding of the registrant's common stock was 53,711,194.






                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  BENEFICIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                              (in millions)
                                                       March 31,  December 31,
                                                          1997        1996
ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .  $   249.1  $   279.6
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  .   13,964.9   14,672.0
  Receivables Held for Resale (Note 2)  .  .  .  .  .  .      807.8       --
   Allowance for Credit Losses (Note 3) .  .  .  .  .  .     (494.5)    (498.2)
  Net Finance Receivables.  .  .  .  .  .  .  .  .  .  .   14,278.2   14,173.8
Investment Securities (Note 5) .  .  .  .  .  .  .  .  .      554.1      550.3
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .      203.7      204.9
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    1,728.2    1,722.6

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  $17,013.3  $16,931.2


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 6) .  .  .  .  .  .  .  .  .  .  .  $ 3,942.0  $ 4,169.3
Deposits Payable.  .  .  .  .  .  .  .  .  .  .  .  .  .      575.4      635.0
Long-Term Debt (Note 7)  .  .  .  .  .  .  .  .  .  .  .    8,785.5    8,631.1
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  .   13,302.9   13,435.4
Accounts Payable and Accrued Liabilities.  .  .  .  .  .      695.5      534.0
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .    1,266.1    1,267.0
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  .   15,264.5   15,236.4

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .      114.8      114.8
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .       53.9       54.0
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .      296.1      305.3
  Net Unrealized (Loss) Gain on Investment Securities  .       (4.4)       2.6
  Accumulated Foreign Currency Translation Adjustments .      (46.0)     (45.4)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .    1,334.4    1,263.5
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .    1,748.8    1,694.8

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .  $17,013.3  $16,931.2

See Notes to Financial Statements.


                  BENEFICIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                 (in millions, except per share amounts)


                                                            Three Months Ended
                                                                 March 31,
                                                              1997       1996

REVENUE
  Finance Charges and Fees .  .  .  .  .  .  .  .  .  .  .   $579.4   $545.3
  Interest Expense.  .  .  .  .  .  .  .  .  .  .  .  .  .    214.7    209.0
    Lending Spread.  .  .  .  .  .  .  .  .  .  .  .  .  .    364.7    336.3
  Insurance Premiums .  .  .  .  .  .  .  .  .  .  .  .  .     45.9     40.1
  Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    147.3    165.7

      Total .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    557.9    542.1

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  .  .  .  .  .  .  .    105.1    101.7
  Insurance Benefits .  .  .  .  .  .  .  .  .  .  .  .  .     22.8     22.7
  Provision for Credit Losses .  .  .  .  .  .  .  .  .  .     93.1     81.7
  Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    174.5    151.3

      Total .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    395.5    357.4

Income Before Income Taxes .  .  .  .  .  .  .  .  .  .  .    162.4    184.7
Provision for Income Taxes .  .  .  .  .  .  .  .  .  .  .     61.7     77.3

NET INCOME  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $100.7   $107.4

EARNINGS PER COMMON SHARE  .  .  .  .  .  .  .  .  .  .  .   $ 1.80   $ 1.96

DIVIDENDS PER COMMON SHARE .  .  .  .  .  .  .  .  .  .  .   $  .52   $  .47

See Notes to Financial Statements.



                    BENEFICIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)


                                                            Three Months Ended
                                                                  March 31,
                                                              1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $  100.7     $  107.4
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .  .     93.1         81.7
   Provision for Deferred Income Taxes  .  .  .  .  .  .    (10.8)       (12.4)
   Depreciation and Amortization  .  .  .  .  .  .  .  .     12.9         11.9
   Insurance Policy & Claim Reserves .  .  .  .  .  .  .      (.9)        10.6
   Accounts Payable & Accrued Liabilities  .  .  .  .  .    161.5        285.6
     Net Cash Provided by Operating Activities.  .  .  .    356.5        484.8

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .  . (3,170.3)    (2,733.8)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .  .  2,881.7      2,188.4
 Other Receivables, Net Change .  .  .  .  .  .  .  .  .    (3.8)        (30.8)
 Investment Securities Purchased  .  .  .  .  .  .  .  .  (110.0)       (282.9)
 Investment Securities Sold .  .  .  .  .  .  .  .  .  .    68.1         903.5
 Investment Securities Matured .  .  .  .  .  .  .  .  .    26.2         179.6
 Deposit from Reinsurer  .  .  .  .  .  .  .  .  .  .  .     --         (957.4)
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    16.3          41.0
    Net Cash Used in Investing Activities  .  .  .  .  .  (291.8)       (692.4)

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .  .  (196.4)        145.1
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .  .   (30.6)         (4.8)
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .  . 1,081.8         669.2
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .  .  (905.1)       (454.7)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .   (29.8)        (26.7)
 Common Stock Repurchased   .  .  .  .  .  .  .  .  .  .   (15.1)          --
    Net Cash (Used in) Provided by Financing Activities.   (95.2)        328.1

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS  .  .  .   (30.5)        120.5
Cash and Equivalents at Beginning of Period.  .  .  .  .   279.6         273.1

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .  .$  249.1      $  393.6

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .$  135.1      $  138.4
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .  .      .4          14.0

See Notes to Financial Statements.



                       BENEFICIAL CORPORATION AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                      (in millions, except per share amounts)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting policies used in the preparation of the unaudited quarterly financial statements are consistent with accounting policies described in the notes to financial statements contained in the Company's Annual Report on Form 10-K for the year-ended December 31, 1996. Additionally, the Company classifies receivables specifically identified for inclusion in securitizations as Receivables Held for Resale. These amounts are carried at the lower of cost or market value on an aggregated basis. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified to conform with the 1997 presentation. Interim results are not necessarily indicative of results for a full year.

2.   FINANCE RECEIVABLES

    Finance receivables consisted of the following:

                                               March 31,    December 31,
                                                 1997           1996
     Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  . $ 5,526.9   $ 6,067.5
       Personal Unsecured .  .  .  .  .  .  .   2,962.8     2,982.9
       Credit Cards .  .  .  .  .  .  .  .  .   4,376.2     4,595.8
       Sales Finance Contracts  .  .  .  .  .     897.1       926.3
       Commercial.  .  .  .  .  .  .  .  .  .     201.9        99.5
       Held for Resale (all real estate secured)  807.8         --
         Total Owned.  .  .  .  .  .  .  .  .  14,772.7    14,672.0
     Receivables Sold with Servicing Retained
          (all real estate secured).  .  .  .   1,961.9     2,189.0
     Total Owned and Serviced.  .  .  .  .  . $16,734.6   $16,861.0


3.   ALLOWANCE FOR CREDIT LOSSES

    An analysis of the allowance for credit losses follows:

                                                                   1997
     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .    $498.2
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .    (106.1)
     Recoveries on Accounts Previously Charged Off .  .  .  .      13.2
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .      93.1
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      (3.9)
     Balance at March 31.  .  .  .  .  .  .  .  .  .  .  .  .     $494.5

4.  SERVICING ASSET

      On January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." For each servicing contract in existence before January 1, 1997, previously recognized excess servicing assets that do not exceed contractually specified servicing fees were combined and recognized as a servicing asset. Previously recognized servicing assets that exceed contractually specified servicing fees were reclassified as interest-only strips and are carried at fair value and amounted to $42.4 million at March 31, 1997. Both the servicing asset and the interest-only strips are included in other assets on the balance sheet.

    The activity in the servicing asset is summarized as follows:


                                                                      1997
          Balance at January 1 .  .  .  .  .  .  .  .  .  .  .  .   $  8.0
          Recognized during the period  .  .  .  .  .  .  .  .  .       -
          Amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (  0.6)
          Balance at March 31  .  .  .  .  .  .  .  .  .  .  .  .   $  7.4

      The servicing asset is amortized in proportion to and over the period of estimated net future servicing fee income. The servicing asset and interest-only strips are periodically reviewed for valuation impairment. This review is performed on a disaggregated basis for the predominate risk characteristics of the underlying loans which are loan type, term, interest rate, prepayment rate and loss rate. The fair value of the servicing asset and interest-only strip is determined by the present value of the estimated net future cash flows. The weighted-average assumptions used in the fair value calculations include: discount rate - 14%, prepayment rate - 33%, loss rate - 1.3% and servicing fees - 1.0%. As of March 31, 1997, fair value approximates carrying value and therefore, no valuation allowance is required.

5.   INVESTMENT SECURITIES

    Investment securities were as follows:

                                 March 31, 1997     December 31, 1996
                              Carrying   Market    Carrying     Market
                                 Value    Value       Value      Value
     AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate             $266.2      $266.2    $275.5     $275.5
         Mortgage-backed         32.0        32.0      36.1       36.1
         Municipal                5.1         5.1       7.3        7.3
         U.S. Government         99.3        99.3      94.3       94.3
         Foreign Government      53.5        53.5      42.9       42.9
                                456.1       456.1     456.1      456.1

       Equity Securities           .7          .7        .6         .6
          Total                 456.8       456.8     456.7      456.7

     HELD-TO-MATURITY
       Debt Securities:
         Corporate               48.9        47.5      48.9       48.3
         Mortgage-backed          2.5         2.4       2.6        2.5
         Municipal               10.5        10.7       8.5        8.7
         U.S. Government         13.9        13.7      14.4       14.2
         Foreign Government       1.1         1.1       1.1        1.1
         Other                   20.4        20.4      18.1       18.1
           Total                 97.3        95.8      93.6       92.9

   TOTAL INVESTMENT SECURITIES $554.1      $552.6    $550.3     $549.6

     There were no investments transferred from Held-To-Maturity to Available-For-Sale, nor were there any sales of Held-To-
Maturity investments during the three-month period ended March 31, 1997.


6.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following:

                                                       March 31,  December 31,
                                                         1997         1996
     Commercial Paper.  .  .  .  .  .  .  .  .  .      $3,406.7     $3,695.4
     Bank Borrowings .  .  .  .  .  .  .  .  .  .         535.3        473.9
           Total  .  .  .  .  .  .  .  .  .  .  .      $3,942.0     $4,169.3

      The weighted average interest rates (including the costs of maintaining lines of credit) on short-term borrowings during the three months ended March 31 were as follows:
                                                           1997      1996
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .          5.47%     5.58%
     Other Currency Borrowings.  .  .  .  .  .  .          5.63      6.65
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .          5.49      5.80

      The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense for the three months ended March 31 were increases as follows: .13% (annualized) and $1.4 in 1997 and .07% (annualized) and $0.8 in 1996.

7.    LONG-TERM DEBT

     Long-term debt is shown below in the earliest year it could become payable:

                          Weighted Average
                         Interest Rates at    March 31,    December 31,
     Maturity              March 31, 1997       1997           1996

     1997                        6.60%        $1,701.5      $2,610.1
     1998                        7.00          1,970.3       1,982.0
     1999                        6.63          1,766.0       1,669.7
     2000                        6.72            982.3         554.9
     2001                        7.03            707.3         632.4
     2002-2006                   6.67          1,438.8         984.7
     2007-2023                   7.65            219.3         197.3
          Total                  6.78         $8,785.5      $8,631.1

      The weighted average interest rates (including issuance costs) on the Company's long-term debt during the three months ended March 31 were as follows:

                                                  1997          1996
     U.S. Dollar Borrowings.  .  .  .  .  .  .  . 6.87%         7.17%
     Other Currency Borrowings.  .  .  .  .  .  . 6.89          7.27
     Overall.  .  .  .  .  .  .  .  .  .  .  .  . 6.87          7.18

      Long-term debt outstanding at March 31, 1997, and December 31, 1996, includes $3,970.9 and $3,815.7, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-three years.

      The  impact  of  interest rate hedging  activities  on  the
Company's weighted average long-term borrowing rates and on the reported long-term interest expense for the three months ended March 31 were increases as follows: .01% (annualized) and $0.3 in 1997 and .08% (annualized) and $1.6 in 1996.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign exchange forward agreements, options and currency swaps to hedge its net investment in foreign subsidiaries. At March 31, 1997 the Company had purchased options to deliver British pounds in exchange for US$207.5, as compared with December 31, 1996 when the Company owned the right to deliver British pounds for US$166.0. Concurrently, the Company had sold options to buy British pounds for US$209.0 at March 31, 1997 as compared with sales of call options on British pounds for US$166.3 at year-end 1996.

     The Company's outstanding forward agreements as of March 31, 1997 consisted of forward sales of BP46.0 and DM38.0 in exchange for US$71.6 and US$24.7, respectively. There has been no change in forward agreements outstanding since December 31, 1996.

      Currency swaps outstanding at quarter-end obligate the Company to pay DM47.0 in exchange for US$31.1 in September 1998, to pay C$165.0 in exchange for US$120.4 in July 1999 and to pay C$100.0 in exchange for US$74.5 in November 2000. There has been no change in currency swaps outstanding since December 31, 1996. Semi-annual interest payments on the notional amounts will be made on the swaps.

      The Company accrued pretax gains of $4.1 at March 31, 1997, and pretax losses of $18.5 at December 31, 1996 on open hedges. These gains and losses represent a mark to spot on all open hedges and are recognized in a separate component of equity.
There were no gains or losses recognized in net income attributable to the above hedging programs.

     The Company and its subsidiaries utilize interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables and to manage basis risk. The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements. At March 31, 1997, accrued interest payable related to these interest-rate swaps totaled $15.0, which is largely offset by $13.9 of accrued interest receivable. Additionally, foreign subsidiaries of the Company entered into forward rate agreements (FRA's) as hedges against variable interest rate exposures. As of March 31, 1997, the subsidiaries had $82.1 of such FRA's whereby they locked in a weighted average fixed payable rate of 6.67%. These agreements will all expire in December 1997. There were no FRA's outstanding as of December 31, 1996. The impact of interest rate hedging activities on the Company's weighted average borrowing rates and on the reported interest expense for the three months ended March 31, was an increase of .05% (annualized) and $1.6 in 1997 and .08% (annualized) and $2.4 in 1996.

     The following table summarizes the interest-rate swaps
outstanding at March 31, 1997:
                                                 Weighted Average     Weighted
                                       Notional   Interest Rates       Average
                                         Amount    Pay   Receive      Maturity*

Pay fixed-rate - receive floating-rat  $  629.9   7.45%   6.33%         2.6
Pay floating-rate - receive fixed-rate
  Denominated in
     US$                                  153.0   5.88    6.51          9.2
     British pounds                       132.8   6.93    7.95          2.3
Pay floating-rate - receive floating-     915.0   5.60    5.89          1.1
  rate
Total                                  $1,830.7   6.36    6.24          2.4

*Remaining term in years.


9.    EARNINGS PER COMMON SHARE

     Computations of primary and fully diluted earnings per common share are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                              1997        1996
PRIMARY EARNINGS
  Net Income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $100.7     $107.4
  Dividends on Preferred Stock .  .  .  .  .  .  .  .  .  .    (1.3)      (1.3)
  Net Income Applicable to Common Stock .  .  .  .  .  .  .  $ 99.4     $106.1

  Weighted Average Shares Outstanding:
    Common  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    53.6       52.9
    Common Stock Equivalents   .  .  .  .  .  .  .  .  .  .     1.5        1.2
      Total  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    55.1       54.1

Primary Earnings per Common Share .  .  .  .  .  .  .  .  .   $1.80      $1.96

FULLY DILUTED EARNINGS
    Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $100.7     $107.4
    Dividends on Non-Convertible Preferred Stock .  .  .  .    (1.3)      (1.3)
    Net Income Applicable to Common Stock  .  .  .  .  .  .  $ 99.4     $106.1

    Weighted Average Shares Outstanding:
      Common .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    53.6       52.9
      Common Stock Equivalents .  .  .  .  .  .  .  .  .  .     1.7        1.6
        Total.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    55.3       54.5

Fully Diluted Earnings per Common Share .  .  .  .  .  .  .  .$1.80      $1.95


10.  RATIO OF EARNINGS TO FIXED CHARGES
                                                            Three Months Ended
                                                                  March 31,
                                                                1997     1996
     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $100.7     $107.4
     Add Provision for Income Taxes .  .  .  .  .  .  .  .     61.7       77.3
         Earnings Before Income Taxes  .  .  .  .  .  .  .    162.4      184.7

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .  .  .    214.7      209.0
       Interest Factor Portion of Rentals .  .  .  .  .  .      6.2        5.4
         Total Fixed Charges  .  .  .  .  .  .  .  .  .  .    220.9      214.4

     Earnings Before Income Taxes and Fixed Charges   .  .   $383.3     $399.1

     Ratio of Earnings to Fixed Charges   .  .  .  .  .  .     1.74       1.86

     Preferred Dividend Requirements.  .  .  .  .  .  .  .   $  2.1     $  2.1

     Ratio of Earnings to Fixed Charges and Preferred
        Dividend Requirements .  .  .  .  .  .  .  .  .  .  .  1.72       1.84

      In computing the ratio of earnings to fixed charges, earnings consist of net income to which has been added income taxes and fixed charges. Fixed charges consist principally of interest on all indebtedness and that portion of rentals considered to represent an appropriate interest factor. Preferred dividend requirements are grossed up to their pretax equivalent.


11.   CONTINGENT LIABILITIES

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

      Within administrative appeals process, all but two issues were resolved. Both of the remaining unresolved issues relate to the 1986 and 1987 ACIC additions to loss reserves. During the third quarter of 1996, the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments and increased the disallowance to $195.0.

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

     The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, the claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.



             BENEFICIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

      The Company's leverage (the ratio of interest-bearing debt to total equity) was reduced to 7.61 times at March 31, 1997, from 7.93 times at year-end 1996. In order to maintain leverage within targeted levels, subsidiaries of the Company sell receivables through securitizations in the capital markets and retain collection and administrative responsibilities as servicer for the trust holding the receivables. During the second quarter of 1997, subsidiaries of the Company plan to sell $808 million of variable-rate home equity lines of credit through a securitization that will result in lower leverage in the second quarter. As a result, these receivables were classified as held for resale at March 31, 1997.

      Total owned finance receivables increased $101 million, or 1% during the first three months of 1997, compared with an increase of $451 million, or 3% during the first three months of 1996. Managed receivables, which include loans sold in securitizations but still serviced, decreased $126 million this year compared with an increase of $332 million in the prior year. The current year decline in managed receivables reflects the anticipated significant pay down of certain maturing special financing portfolio tranches at Beneficial National Bank USA (BNB
USA), the Company's private-label credit card subsidiary. BNB USA's receivables declined $222 million during the quarter, compared with a gain of $151 million a year earlier. Conversely, internally generated receivables growth in the North American consumer finance subsidiaries was $121 million during the 1997 quarter, compared with net runoff of $41 million during the first quarter of 1996. Portfolio acquisitions added $234 million to the 1996 quarter's total growth, while contributing only $44 million this year. Reflecting the remaining balance of receivables serviced from prior securitizations, total receivables sold with servicing retained were $1,962 million at March 31, 1997, compared with $994 million at March 31, 1996.

     At March 31, 1997, the allowance for credit losses was $494.5 million or 3.35% as a percentage of owned finance receivables compared with $498.2 million or 3.40% at December 31, 1996, and $423.2 million or 3.05% at March 31, 1996. This reduction in the allowance from 1996 year-end corresponded directly to the BNB USA runoff discussed above. At the March 31, 1997 level, the reserve covered annualized net chargeoffs 1.33 times, compared with 1.57 times at December 31, 1996. As a percentage of average owned receivables, annualized net chargeoffs were 2.53%, compared with 1.98% in the first three months of 1996, reflecting a higher proportion of credit card and personal loans in the receivables portfolio, coupled with an increase in the chargeoff rate on these portfolios.

     As disclosed in the table that follows, all owned receivables delinquent two months and greater on a contractual basis increased to 3.70% of total outstandings at March 31 1997, from 3.16% a year earlier and 3.38% at the end of 1996. The increase reflects somewhat higher delinquency rates on unsecured portfolios. On a managed basis, delinquency increased to 3.58% at March 31, from 3.15% a year earlier and 3.20% at December 31, 1996. The table that follows details delinquency by product type on both an owned and managed basis.

      Delinquency %          Product Type                  Delinquency %
      Managed Basis                                        Owned Basis
March 31,  Dec. 31, March 31,                    March 31,  Dec. 31,  March 31,
 1997        1996    1996                           1997       1996     1996
 2.58%       2.13%   2.42%   Real Estate Secured    2.56%     2.17%     2.35%
 6.08        5.81    5.66    Personal Unsecured     6.08      5.81      5.66
 3.67        3.23    2.74    Credit Card            3.67      3.23      2.74
 3.70        3.62    2.92    Sales Finance          3.70      3.62      2.92
 3.58        3.20    3.15    Overall                3.70      3.38      3.16

       During the quarter, 220 thousand common shares were repurchased by the Company at an average price of $69.80 and placed in treasury as part of the 1.2 million share repurchase program approved by the Board of Directors in November, 1996. These repurchases were the primary cause of the reduction in additional capital during the quarter.

Results of Operations

      First quarter 1997 net income decreased to $100.7 million from $107.4 million in the first quarter of 1996. The 1996 quarter benefited from $80.5 million in pretax profits or $48.3 million in aftertax profits from the tax refund anticipation loan
(RAL) business, while the 1997 quarter included RAL pretax profits of $70.1 million or $42.1 million aftertax. RAL operations for the 1997 quarter benefited from $24.1 million in prior year bad debt collections, versus $41.9 million in 1996. The 1996 recoveries were primarily 1995 earned income tax credit refunds released to the customers by the Internal Revenue Service rather than to the Company's banking subsidiary. RAL earnings comparisons with the prior year were further dampened as 1997 marked the initial year of the revenue sharing agreement with H&R Block. In addition, the 1996 quarter benefited from a $8.4 million net aftertax gain related to the sale of an annuity block of business by the Company's life insurance subsidiary. Removing the annuity-related gain and the total RAL-related profits from both years, earnings increased 16% as compared with the 1996 quarter, driven by a strong recovery in earnings at BNB USA due to favorable results in the special financing portfolio and increased late fee revenue. Additionally during the quarter, BNB USA re-negotiated its agreement with PriceCostco Inc. (a large national merchant), which represented approximately 6% of outstandings at March 31, 1997. This program incurred considerable start-up costs and had been experiencing a high level of convenience usage (customers paying off balances within grace periods before finance charges accrue.) As a result of this re-negotiation, costs of the program will be significantly reduced, but the program will be terminated by the end of 1997.

     Lending spread increased $28.4 million or 8% for the first quarter of 1997 as compared with the first quarter of 1996. As a percentage of average owned receivables, the lending spread of 9.95% in the first quarter of 1997 increased from 9.89% in the prior year first quarter. The gross yield as a percentage of average owned receivables fell slightly to 15.80% from 16.04% a year earlier, however, interest expense fell moderately to 5.85% from 6.15%. The increase in the lending spread is the result of higher margins at BNB USA offset by reduced yields in the other North American consumer finance subsidiaries.

     During  the  first  quarter, other revenue  decreased  $18.4 million or 11% to $147.3 million from 1996, reflecting the reduction in RAL income and the annuity-related gain recorded in 1996.

      Removing the impact of the $24 million annuity-related capital gain, first quarter 1997 insurance pretax earnings increased 37% to $22.7 million from $16.6 million in the prior year quarter. These results reflect strong premium revenues and lower loss ratios, corresponding to the improved internal growth in the consumer finance subsidiaries. The Company continues to runoff the non-affiliated independent credit business. Further, the sale of an ordinary life block is expected during the second quarter. Neither of these items is expected to have a material effect on the Company's financial condition or results of operations.

      Subsidiaries outside the United States contributed $10.7 million in pretax earnings in the first quarter of 1997, a decrease of $3.1 million or 22% from the first quarter of 1996. The unfavorable earning comparisons with 1996 were driven by the Canadian and German operations. The combined United Kingdom and Ireland operations' earnings improved moderately. The German operation reported a $1.9 million loss for the quarter.

     Reflecting the significant increase in net chargeoffs as a percentage of average owned receivables, and the increase in the average receivable base, the provision for credit losses increased 14% to $93.1 million in the first quarter in comparison with the same period in 1996. As an annualized percentage of average owned receivables, first three months net chargeoffs rose to 2.53% of the portfolio from 1.98% in the first quarter of 1996. From a product line perspective, the increase in chargeoff rates were most evident in personal unsecured loans, which increased to 5.46% during the first three months of 1997 from 4.47% a year earlier, and in the credit card portfolio, which rose to 3.93% from 3.40% during the first three months of 1996. Both trends reflect the continued high levels of consumer bankruptcy in North America. The increase in the credit card chargeoff rate also reflects the maturing of BNB USA's private-label credit card portfolio, which is within expectations. Management expects chargeoffs in the credit card portfolio to continue to increase as the portfolio matures. In addition, the personal unsecured chargeoff rates, as well as the credit card chargeoff rates, will continue to reflect the economic cycle and the economic health of the consumer.

     Salaries and other operating expenses in total increased 10.5% in the first quarter of this year compared with the 1996 quarter. Increased marketing expenses and new business development initiatives account for the majority of the increase in operating expenses. Relating these operating expenses to average owned receivables generates an operating expense ratio of 7.63% in first three months compared with 7.44% in 1996. As a percentage of average managed receivables, the first three months operating expense ratio declined to 6.73% from 6.91% a year earlier.

Changes in Cash Flow and Liquidity

     The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, and cash provided through operations, including maturities and repayments of its receivables. The monthly collections of cash principal as a percentage of average receivables averaged 6.55% in the first three months of 1997, compared with 5.36% in the first three months of 1996.

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

Recent Accounting Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires dual presentation of basic and diluted EPS by entities with complex capital structures. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the diluted EPS presentation to differ significantly from the current primary EPS.

      The consolidated financial statements and related notes should be read in conjunction with the preceding review.




             BENEFICIAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

           As widely  reported  in  the  media, there are industry
related  circumstances which may impact the   Company   and   its
subsidiaries. These circumstances involve (1) the substantial volume of litigation brought by the Alabama plaintiffs' bar
against   banking,  consumer  finance  and  insurance   companies
operating  in   that   state,  (2)  the large   punitive   awards
obtained  from juries in that state, and (3) the failure  of  the
Alabama Supreme Court to reverse  many  of  those awards.    Like
other  companies in these industries, a subsidiary of the Company
is  involved in a number of lawsuits in Alabama, most   of  which
relate   to   the   financing  of satellite television  broadcast
receiver dishes, a business the Company's subsidiary discontinued
in   1995.     These    cases   generally    allege    inadequate
disclosure    of  financing  terms.  In nearly all  cases,  other
parties are also named as defendants or have been brought  in  as
defendants      pursuant     to    cross-claims.      Unspecified
compensatory   and   punitive damages are sought.   The  judicial
climate  in  Alabama  is such that  the  outcomes  of   each   of
these  cases are unpredictable. Certain of these cases have  been
settled  for  nominal  amounts that in  the  aggregate  are   not
material  to  the  Company.   With respect to the pending  cases,
the  Company  and  its subsidiary believe  the   subsidiary   has
substantive  legal   defenses  to  the  claims  asserted  and  is
defending each case vigorously.


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

   27      Financial Data Schedule (in EDGAR filing only).

     b) The Company filed the following report on Form 8-K during the period covered by this Form 10-Q:

          1) A report on Form 8-K, dated January 28, 1997, relating to the Company's fourth-quarter earnings, which were announced on January 28, 1997.





             BENEFICIAL CORPORATION AND SUBSIDIARIES





                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date      May 8, 1997                                 /s/Ronald E. Bombolis
                                                         Ronald E. Bombolis
                                                          Sr. Vice President
                                                          and Controller
                                                          (Chief Accounting
                                                          Officer)




Date      May 8, 1997                                  /s/Andrew C. Halvorsen
                                                          Andrew C. Halvorsen
                                                          Member of the Office
                                                          of the President and
                                                          Director (Chief
                                                          Financial Officer)





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