Form 10-Q
period 1997-06-30
BENEFICIAL CORP
filed 1997-08-08
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

     (Mark One)
     X   QUARTERLY  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 1997

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

At August 1, 1997, the number of shares outstanding of the registrant's common stock was 53,175,766.






                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                BENEFICIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             (in millions)
                                                        June 30,   December 31,
                                                          1997         1996
ASSETS

Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  $   277.4    $   279.6
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .   14,585.0     14,672.0
   Allowance for Credit Losses (Note 3) .  .  .  .  .     (505.4)      (498.2)
  Net Finance Receivables.  .  .  .  .  .  .  .  .  .   14,079.6     14,173.8
Investment Securities (Note 5) .  .  .  .  .  .  .  .      575.0        550.3
Property and Equipment.  .  .  .  .  .  .  .  .  .  .      204.4        204.9
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .    1,663.1      1,722.6

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  $16,799.5    $16,931.2


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 6) .  .  .  .  .  .  .  .  .  .  $ 4,061.6    $ 4,169.3
Deposits Payable.  .  .  .  .  .  .  .  .  .  .  .  .      620.4        635.0
Long-Term Debt (Note 7)  .  .  .  .  .  .  .  .  .  .    8,551.4      8,631.1
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .   13,233.4     13,435.4
Accounts Payable and Accrued Liabilities.  .  .  .  .      644.9        534.0
Insurance Policy and Claim Reserves  .  .  .  .  .  .    1,153.4      1,267.0
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .   15,031.7     15,236.4

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .      114.8        114.8
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .       53.2         54.0
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .      250.4        305.3
  Net Unrealized (Loss) Gain on Investment Securities       (0.5)         2.6
  Accumulated Foreign Currency Translation Adjustments     (44.5)       (45.4)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .    1,394.4      1,263.5
    Total Shareholders' Equity .  .  .  .  .  .  .  .    1,767.8      1,694.8

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  $16,799.5    $16,931.2

See Notes to Financial Statements.



                BENEFICIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                (in millions, except per share amounts)

                                     Three Months Ended       Six Months Ended
                                           June 30                June 30
                                      1997        1996        1997       1996

REVENUE
  Finance Charges and Fees .  .  .  $566.2       $519.2    $1,145.6   $1,064.5
  Interest Expense.  .  .  .  .  .   212.5        198.2       427.2      407.2
    Lending Spread.  .  .  .  .  .   353.7        321.0       718.4      657.3
  Insurance Premiums .  .  .  .  .    42.8         41.4        88.7       81.5
  Other  .  .  .  .  .  .  .  .  .   125.0        121.8       272.3      287.5

      Total .  .  .  .  .  .  .  .   521.5        484.2     1,079.4    1,026.3

OPERATING EXPENSES
  Salaries and Employee Benefits .   108.4         99.6       213.5     201.3
  Insurance Benefits .  .  .  .  .    16.8         19.8        39.6      42.5
  Provision for Credit Losses .  .   107.4         80.3       200.5     162.0
  Other  .  .  .  .  .  .  .  .  .   155.5        144.9       330.0     296.2

      Total .  .  .  .  .  .  .  .   388.1        344.6       783.6     702.0

Income Before Income Taxes .  .  .   133.4        139.6       295.8     324.3
Provision for Income Taxes .  .  .    45.1         57.2       106.8     134.5

NET INCOME  .  .  .  .  .  .  .  .  $ 88.3       $ 82.4    $  189.0   $ 189.8

EARNINGS PER COMMON SHARE  .  .  .  $ 1.61       $ 1.50    $   3.41   $  3.46

DIVIDENDS PER COMMON SHARE .  .  .  $  .52       $  .47    $   1.04   $   .94

See Notes to Financial Statements.



                BENEFICIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in millions)

                                                         Six Months Ended
                                                              June 30

                                                         1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .    $  189.0   $  189.8
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .       200.5      162.0
   Provision for Deferred Income Taxes  .  .  .  .       (12.1)     (11.7)
   Depreciation and Amortization  .  .  .  .  .  .        24.1       23.7
   Insurance Policy & Claim Reserves .  .  .  .  .      (113.6)      17.7
   Accounts Payable & Accrued Liabilities  .  .  .       110.9       23.5
     Net Cash Provided by Operating Activities.  .       398.8      405.0

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .    (6,701.4)  (5,503.2)
 Receivables Collected.  .  .  .  .  .  .  .  .  .     5,715.9    4,349.2
 Receivables Sold Through Securitization.  .  .  .       807.8    1,201.3
 Investment Securities Purchased  .  .  .  .  .  .      (227.1)    (369.9)
 Investment Securities Sold .  .  .  .  .  .  .  .       155.3      937.5
 Investment Securities Matured .  .  .  .  .  .  .        41.3      319.3
 Deposit from Reinsurer  .  .  .  .  .  .  .  .  .        80.9     (948.9)
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (28.1)      41.1
    Net Cash (Used in) Provided by Investing Activities (155.4)      26.4

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .       (86.4)    (603.2)
 Deposits Payable, Net Change  .  .  .  .  .  .  .        26.4       12.3
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .     1,226.9      926.2
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .    (1,291.1)    (684.7)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .       (58.1)     (52.4)
 Common Stock Repurchased   .  .  .  .  .  .  .  .       (63.3)      --                                           --
    Net Cash Used in Financing Activities  .  .  .      (245.6)    (401.8)                                             (401.8)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS  .        (2.2)      29.6
Cash and Equivalents at Beginning of Period.  .  .       279.6      273.1

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .    $  277.4   $  302.7

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .    $  421.0   $  413.9
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .        95.8      119.1

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

                                                   June 30,     December 31,
                                                     1997          1996
     Receivables Owned:
       Real Estate Secured.  .  .  .  .  .  .  . $ 5,994.4      $ 6,067.5
       Personal Unsecured .  .  .  .  .  .  .  .   3,107.8        2,982.9
       Credit Cards .  .  .  .  .  .  .  .  .  .   4,358.6        4,595.8
       Sales Finance Contracts  .  .  .  .  .  .     925.7          926.3
       Commercial.  .  .  .  .  .  .  .  .  .  .     198.5           99.5
         Total Owned.  .  .  .  .  .  .  .  .  .  14,585.0       14,672.0
     Receivables Sold with Servicing Retained
          (all real estate secured).  .  .  .  .   2,481.4        2,189.0
     Total Owned and Serviced.  .  .  .  .  .  . $17,066.4      $16,861.0

3.   ALLOWANCE FOR CREDIT LOSSES

     An analysis of the allowance for credit losses follows:

                                                                    1997
     Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  .   $498.2
     Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  .   (216.8)
     Recoveries on Accounts Previously Charged Off .  .  .  .  .     28.3
     Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .    200.5
     Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     (4.8)
     Balance at June 30 .  .  .  .  .  .  .  .  .  .  .  .  .  .   $505.4

4.   SERVICING ASSET

     On January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." For each servicing contract in existence before January 1, 1997, previously recognized excess servicing assets that do not exceed contractually specified servicing fees were combined and recognized as a servicing asset. Previously recognized servicing assets that exceed contractually specified servicing fees were reclassified as interest-only strips and are carried at fair value and amounted to $66.3 at June 30, 1997. Both the servicing asset and the interest-only strips are included in other assets on the balance sheet.

    The activity in the servicing asset is summarized as follows:

                                                             1997
          Balance at January 1 .  .  .  .  .  .  .  .  .     $8.0
          Recognized during the period  .  .  .  .  .  .      3.5
          Amortization.  .  .  .  .  .  .  .  .  .  .  .     (1.4)
          Balance at June 30.  .  .  .  .  .  .  .  .  .    $10.1

     The  servicing asset is amortized in proportion to and  over  the
period    of  estimated net future servicing fee income. The  servicing asset and interest-only strips are periodically reviewed for valuation impairment. This review is performed on a disaggregated basis for the predominate risk characteristics of the underlying loans which are loan
type,  term,  interest rate, prepayment rate and loss rate.   The  fair
value of the servicing asset and interest-only strip is determined by the present value of the estimated net future cash flows. The weighted-average assumptions used in the fair value calculations include: discount rate - 15%, prepayment rate - 34%, loss rate - 1.4% and servicing fees - 1.0%. As of June 30, 1997, fair value approximates carrying value and therefore, no valuation allowance is required.

5.   INVESTMENT SECURITIES

     Investment securities were as follows:

                                    June 30, 1997            December 31, 1996
                                 Carrying     Market       Carrying      Market
                                  Value       Value         Value        Value
     AVAILABLE-FOR-SALE
       Debt Securities:
         Corporate                $277.0      $277.0        $275.5     $275.5
         Mortgage-backed            27.7        27.7          36.1       36.1
         Municipal                   5.2         5.2           7.3        7.3
         U.S. Government           119.8       119.8          94.3       94.3
         Foreign Government         56.4        56.4          42.9       42.9
                                   486.1       486.1         456.1      456.1

       Equity Securities              .6          .6            .6         .6
          Total                    486.7       486.7         456.7      456.7

     HELD-TO-MATURITY
       Debt Securities:
         Corporate                $ 49.9      $ 49.2        $ 48.9     $ 48.3
         Mortgage-backed             2.4         2.3           2.6        2.5
         Municipal                  10.8        11.1           8.5        8.7
         U.S. Government            13.4        13.3          14.4       14.2
         Foreign Government          1.1         1.1           1.1        1.1
         Other                      10.7        10.7          18.1       18.1
           Total                    88.3        87.7          93.6       92.9

     TOTAL INVESTMENT SECURITIES  $575.0      $574.4        $550.3     $549.6

        There were no investments transferred from Held-To-Maturity to Available-For-Sale, nor were there any sales of Held-To-Maturity investments during the six-month period ended June 30, 1997.

6.   SHORT-TERM DEBT

     Short-term debt outstanding consisted of the following:

                                                    June 30,   December 31,
                                                      1997        1996
     Commercial Paper.  .  .  .  .  .  .  .  .  .  $3,464.6     $3,695.4
     Bank Borrowings .  .  .  .  .  .  .  .  .  .     597.0        473.9
           Total  .  .  .  .  .  .  .  .  .  .  .  $4,061.6     $4,169.3

      The weighted average interest rates (including the costs of maintaining lines of credit) on short-term borrowings during the six months ended June 30 were as follows:

                                                       1997      1996
     U.S. Dollar Borrowings.  .  .  .  .  .  .  .      5.55%     5.52%
     Other Currency Borrowings.  .  .  .  .  .  .      5.70      6.45
     Overall.  .  .  .  .  .  .  .  .  .  .  .  .      5.57      5.72

      The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense for the six months ended June 30 were increases as follows: .13% (annualized) and $2.6 in 1997 and .1% (annualized) and $1.9 in 1996.

7.    LONG-TERM DEBT

      Long-term debt is shown below in the earliest year it could become payable:

                          Weighted Average
                          Interest Rates at    June 30,   December 31,
     Maturity               June 30, 1997       1997         1996

     1997                        6.73%        $1,323.4      $2,610.1
     1998                        7.08          2,074.3       1,982.0
     1999                        6.77          1,768.4       1,669.7
     2000                        6.84            982.3         554.9
     2001                        7.15            707.3         632.4
     2002-2006                   6.72          1,476.4         984.7
     2007-2023                   7.63            219.3         197.3
          Total                  6.89         $8,551.4      $8,631.1

      The weighted average interest rates (including issuance costs) on the Company's long-term debt during the six months ended June 30 were as follows:

                                                  1997          1996
     U.S. Dollar Borrowings.  .  .  .  .  .  .  . 6.90%         7.11%
     Other Currency Borrowings.  .  .  .  .  .  . 6.81          7.15
     Overall.  .  .  .  .  .  .  .  .  .  .  .  . 6.89          7.12

      Long-term  debt  outstanding at June 30, 1997, and  December  31,
1996, includes $3,826.4 and $3,815.7, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-three years.

      The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense for the six months ended June 30 were increases as follows: .01% (annualized) and $0.4 in 1997 and .07% (annualized) and $2.8 in 1996.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into foreign exchange forward agreements, options and currency swaps to hedge its net investment in foreign subsidiaries. At June 30, 1997, the Company had purchased options to deliver British pounds in exchange for US$207.5, as compared with December 31, 1996, when the Company owned the right to deliver British pounds for US$166.0. Concurrently, the Company had sold options to buy British pounds for US$209.0 at June 30, 1997, as compared with sales of call options on British pounds for US$166.3 at year-end 1996.

      The Company's outstanding forward agreements as of June 30, 1997, consisted of forward sales of British pounds 144.1 in exchange for US$232.6 and a forward purchase of DM4.0 in exchange for US$2.3. This compared to forward sales of British pounds 46.0 and DM38.0 in exchange for US$71.6 and US$24.7, respectively, at December 31, 1996.

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

      The Company accrued pretax losses of $2.3 at June 30, 1997, and pretax losses of $18.5 at December 31, 1996, on open hedges. These gains and losses represent a mark to spot on all open hedges and are recognized in a separate component of equity. There were no gains or losses recognized in net income attributable to the above hedging programs.

      The Company and its subsidiaries utilize interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables and to
manage  basis  risk.   The amounts to be paid  or  received  under  the
agreements are accrued in interest expense consistent with the terms of the agreements. At June 30, 1997, accrued interest payable related to these interest-rate swaps totaled $12.0, which is largely offset by
$11.2   of   accrued   interest  receivable.    Additionally,   foreign
subsidiaries of the Company entered into forward rate agreements (FRA's) as hedges against variable interest rate exposures. As of June 30, 1997, the subsidiaries had $83.2 of such FRA's whereby they locked in a weighted average fixed payable rate of 6.67%. These agreements will all expire in December 1997. There were no FRA's outstanding as of December 31, 1996. The impact of interest rate hedging activities on the Company's weighted average borrowing rates and on the reported interest expense for the six months ended June 30 was an increase of
 .04%  (annualized) and $3.0 in 1997 and .08% (annualized) and  $4.7  in
1996.

     The following table summarizes the interest-rate swaps outstanding at June 30, 1997:

                                                     Weighted Average  Weighted
                                         Notional     Interest Rates   Average
                                          Amount      Pay    Receive  Maturity*

Pay fixed-rate - receive floating-rate  $  662.2      7.44%   6.53%      2.5
Pay floating-rate - receive fixed-rate
  Denominated in
     US$                                   153.0      5.93    6.51       8.9
     British pounds                        133.3      7.07    7.95       2.0
Pay floating-rate - receive                865.0      5.84    5.87       0.9
floating-rate
Total                                   $1,813.5      6.52    6.32       2.3

*Remaining term in years.

9.    EARNINGS PER COMMON SHARE

      Computations of primary and fully diluted earnings per common share are as follows:

                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                            1997     1996      1997      1996

PRIMARY EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .    $88.3    $82.4    $189.0    $189.8
  Dividends on Preferred Stock.  .  .  .     (1.3)    (1.3)     (2.6)     (2.6)
  Net Income Applicable to Common Stock.    $87.0    $81.1    $186.4    $187.2

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .     53.1     53.1      53.3      52.9
    Common Stock Equivalents  .  .  .  .      1.3      1.3       1.4       1.3
      Total .  .  .  .  .  .  .  .  .  .     54.4     54.4      54.7      54.2

Primary Earnings per Common Share.  .  .    $1.61    $1.50     $3.41     $3.46

FULLY DILUTED EARNINGS
  Net Income.  .  .  .  .  .  .  .  .  .    $88.3    $82.4    $189.0    $189.8
  Dividends on Non-Convertible
    Preferred Stock  .  .  .  .  .  .  .     (1.2)    (1.2)     (2.5)     (2.5)
  Net Income Applicable to Common Stock.    $87.1    $81.2    $186.5    $187.3

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .     53.1     53.1      53.3      52.9
    Common Stock Equivalents  .  .  .  .      1.7      1.5       1.7       1.6
      Total .  .  .  .  .  .  .  .  .  .     54.8     54.6      55.0      54.5

Fully Diluted Earnings per Common Share.    $1.59    $1.49     $3.39     $3.44


10. RATIO OF EARNINGS TO FIXED CHARGES

                                                        Six Months Ended
                                                            June 30

                                                         1997      1996
     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .    $189.0   $189.8
     Add Provision for Income Taxes .  .  .  .  .  .     106.8    134.5
         Earnings Before Income Taxes  .  .  .  .  .     295.8    324.3

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .     427.2    407.2
       Interest Factor Portion of Rentals .  .  .  .      12.5     11.2
         Total Fixed Charges  .  .  .  .  .  .  .  .     439.7    418.4

     Earnings Before Income Taxes and Fixed Charges     $735.5   $742.7

     Ratio of Earnings to Fixed Charges   .  .  .  .      1.67     1.78

     Preferred Dividend Requirements.  .  .  .  .  .    $  4.3   $  4.3

     Ratio of Earnings to Fixed Charges and Preferred
        Dividend Requirements .  .  .  .  .  .  .  .      1.66     1.76

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



                BENEFICIAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Reflecting the sale by subsidiaries of the Company of $808 million of variable-rate home equity lines of credit through a securitization in the capital markets in May 1997, the Company's leverage (the ratio of interest-bearing debt to total equity) was reduced to 7.49 times at June 30, 1997, from 7.61 times at March 31, 1997 and 7.93 times at year-end 1996.

      Impacted largely by the securitization, total owned finance receivables declined $87 million, or 1% during the first half of 1997, compared with a decline of $202 million, or 2% during the first half of 1996. Managed receivables, which include loans sold with servicing retained, increased $205 million this year compared with an increase of $651 million in the prior year. Removing the foreign exchange translation impact in both years, managed gains were $295 million in this year's first half compared with $676 million in the prior year period. Managed receivable growth in the North American consumer finance subsidiaries was $431 million during the first half of 1997 compared with a gain of $321 million in 1996. Reflecting the anticipated paydown of certain maturing same-as-cash portfolio tranches at Beneficial National Bank USA (BNB USA), the Company's private label credit card subsidiary, experienced runoff of $311 million in the 1997 period compared with a gain of $296 million during the first half of 1996. Including the remaining balance of receivables serviced from prior securitizations, total receivables sold with servicing retained were $2,481 million at June 30, 1997, compared with $1,966 million at June 30, 1996.

     At June 30, 1997, the allowance for credit losses was $505.4 million or 3.47% as a percentage of owned finance receivables compared with $494.5 million or 3.35% at March 31, 1997, and $498.2 million or 3.40% at December 31, 1996. At the June 30, 1997 level, the reserve covered annualized net chargeoffs 1.34 times, compared with 1.57 times at December 31, 1996. As a percentage of average owned receivables, annualized first-half net chargeoffs were 2.57%, compared with 1.98% in the first half of 1996. Continuing the trend of recent quarters, chargeoffs reflect a higher proportion of higher-yielding unsecured loans in the overall portfolio as compared to last year, the continuing expected maturing of the BNB USA private-label credit card portfolio, as well as higher chargeoffs in the personal unsecured loan portfolio. Though up from 1996 for the quarter and the half, the second quarter chargeoff rate on personal loans declined from the first quarter of 1997. As a percentage of average managed receivables, first half net chargeoffs were 2.25% versus 1.80% in 1996.

     As disclosed in the table that follows, all owned receivables delinquent two months and greater on a contractual basis increased to 3.89% of total outstandings at June 30, 1997, from 3.50% a year earlier and 3.38% at the end of 1996. The increase reflects primarily higher delinquency rates on the credit card portfolio. On a managed basis, delinquency increased to 3.68% at June 30, from 3.30% a year earlier and 3.20% at December 31, 1996. The table that follows details delinquency by product type on both an owned and managed basis.

      Delinquency % on a                              Delinquency % on an
        Managed  Basis           Product  Type             Owned Basis
 June 30,  Dec. 31,  June 30,                     June 30,  Dec. 31,  June 30,
  1997      1996      1996                         1997      1996      1996
  2.63%     2.13%     2.48%   Real Estate Secured  2.74%     2.17%     2.66%
  5.87      5.81      5.84    Personal Unsecured   5.87      5.81      5.84
  4.03      3.23      3.07    Credit Card          4.03      3.23      3.07
  3.81      3.62      3.18    Sales Finance        3.81      3.62      3.18
  3.68      3.20      3.30    Overall              3.89      3.38      3.50

      During the first half of 1997, approximately 973 thousand shares of common stock were repurchased by the Company at an average price of $65.10 and placed in treasury as part of the 1.2 million share repurchase program approved by the Board of Directors in November 1996. These repurchases were the primary cause of the reduction in additional capital during the first half of 1997.

Results of Operations

     Second quarter 1997 net income increased to $88.3 million from $82.4 million in the second quarter of 1996. The 1996 second quarter included $18.1 million aftertax profits from the tax refund anticipation loan (RAL) business and a $14.8 million aftertax gain relating to securitization. The 1997 quarter included RAL profits of $2.9 million aftertax and a $21.5 million aftertax gain relating to securitization. The 1997 quarter also benefited from the gain on the sale of the Central National Life Insurance Company of Omaha's (CNL) ordinary life portfolio of $4.7 million aftertax and a $5.4 million tax benefit from the utilization of a capital loss relating to the German subsidiary. Excluding these items from both years, 1997 second quarter aftertax earnings from the remainder of the Company's business increased 9% as compared with the 1996 quarter.

     Net income for the first half of 1997 decreased slightly to $189.0 million from $189.8 million during the first half of 1996. 1996's first half included RAL profits of $66.4 million aftertax and a $8.4 million aftertax gain related to the sale of the Beneficial Insurance Group's annuity block. The first half of 1997 included RAL profits of $45.0 million aftertax. Removing the impact of the one-time items in both years, as well as all gains relating to securitizations and RAL earnings, the earnings of the remainder of the Company's business increased 12% in the first half of 1997 as compared with the first half of 1996. This was largely due to improved earnings at BNB USA and a lower effective tax rate. The improvement in BNB USA earnings was due to favorable first quarter results in the special financing portfolio and increased late fees. During the second quarter, BNB USA and Costco Companies, Inc., a national membership warehouse club, renewed negotiations for the continuation of the current private-label program. If this renegotiation is unsuccessful, the relationship will conclude by the end of 1997.

     Lending spread increased $32.7 million or 10% for the second quarter and $61.1 million or 9% for the first six months from 1996. As a percentage of average owned receivables, the lending spread of 9.65% in the second quarter of 1997 decreased from 9.72% in the prior year second quarter and decreased from 9.85% to 9.81% for the first half of 1997. The gross yield as a percentage of average owned receivables fell to 15.45% from 15.72% in the quarter and to 15.64% from 15.96% during the first half of 1997. However, interest expense was also lower, declining to 5.80% and 5.83% for the quarter and the half, versus 6.00% and 6.11% in 1996. Higher margins at BNB USA were offset by reduced spreads in the other North American consumer finance subsidiaries.

     During the second quarter, other revenue increased $3.2 million or 3% to $125.0 million from 1996, as the reduction in RAL revenue was more than offset by higher securitization revenue, which includes excess servicing income, corresponding to a higher level of serviced receivables, and the gain on the sale of the ordinary life portfolio. For the first half of 1997, other revenue decreased $15.2 million or 5%, reflecting the reduction in RAL earnings and the prior year annuity-related capital gains.

     Removing the impact of the $7.3 million gain on the sale of the ordinary life portfolio, second quarter 1997 insurance pretax earnings increased 19% to $24.9 million from $20.9 million in the prior year quarter. Removing the ordinary life sale in 1997 and the annuity-related aftertax gain of $8.4 million in 1996, first half insurance pretax profits of $47.6 million increased 27% from the prior year. These results reflect strong premium revenues and lower loss ratios, corresponding to the improved internal growth in insurance sold through the consumer finance subsidiaries. The Company continues to runoff the non-affiliated independent credit business.

     Subsidiaries outside the United States contributed $22.8 million in pretax earnings in the first half of 1997, a decrease of $1.7 million or 7% from 1996. The unfavorable earnings comparisons with 1996 were primarily in the German operation, which reported a $2.4 million and a $4.3 million loss for the quarter and year to date, respectively, compared to break even results in the 1996 periods.

     Reflecting  the  significant  increase  in  net  chargeoffs  as  a percentage of average owned receivables, and the increase in the average receivable base, the provision for credit losses increased 34% to $107.4 million in the second quarter and 24% to $200.5 million in the first six months in comparison with the same periods in 1996. As an annualized percentage of average owned receivables, first-half net chargeoffs rose to 2.57% of the portfolio from 1.98% in the first half of 1996. From a product line perspective, the increase in chargeoff rates were most evident in personal unsecured loans, which increased to 5.07% during the first six months of 1997 from 4.30% a year earlier, and in the credit card portfolio, which rose to 4.32% from 3.46% during the first six months of 1996.

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

     Salaries and other operating expenses in total increased 7.8% and 9.2% during the second quarter and first half of this year compared with 1996. Increased marketing expenses and new business development initiatives account for the majority of the increase in operating expenses. Relating these operating expenses to average owned receivables generates an operating expense ratio of 7.42% during the half compared with 7.46% in the 1996 first half. As a percentage of average managed receivables, the first-half operating expense ratio declined to 6.51% from 6.72% a year earlier.

     The effective tax rate was 36% for the first half of 1997 versus 41% in 1996. In addition to the aforementioned utilization of a capital loss relating to the German subsidiary, the lower rate also reflected more efficient overall utilization of foreign tax credits. The full year tax rate is also expected to be below the 1996 rate of 39%.

Changes in Cash Flow and Liquidity

     The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, and cash provided through operations, including maturities and repayments of its receivables. The monthly collections of cash principal as a percentage of average receivables averaged 6.50% in the first half of 1997, compared with 5.44% in the first half of 1996.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     From time to time, the Company and its subsidiaires are named as parties to various legal proceedings resulting from its activities in the ordinary course of business. These legal proceedings may be purported class actions or individual actions. At this time there are no such proceedings which the Company believes would have a material adverse impact on its financial condition.

     As widely reported in the media, there are industry related circumstances which may impact the Company and its subsidiaries. These circumstances involve (1) the substantial volume of litigation brought by the Alabama plaintiffs' bar against banking, consumer finance and insurance companies operating in the state, (2) the large punitive awards obtained from juries in that state, and (3) the failure of the Alabama Supreme Court to reverse many of those awards. Like other companies in these industries, a subsidiary of the Company is involved in a number of lawsuits in Alabama, most of which relate to the financing of satellite television broadcast receiver dishes, a business the Company's subsidiary discontinued in 1995. These cases generally allege inadequate disclosure of financing terms. In nearly all cases, other parties are also named as defendants or have been brought in as defendants pursuant to cross-claims. Unspecified compensatory and punitive damages are sought. The judicial climate in Alabama is such that the outcomes of each of these cases are unpredictable. Certain of these cases have been settled for nominal amounts that in the aggregate are not material to the Company. With respect to the pending cases, the Company and its subsidiary believe the subsidiary has substantive legal defenses to the claims asserted and is defending each case vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders on May 22, 1997. The matters voted on at the meeting were: (1) the election of directors and (2) the ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for 1997.

All of the nominees for director were elected and the results were as follows:

                           Votes     Votes Against  Abstentions and
                            For       or Withheld   Broker Non-Votes

Callander, Robert J.     50,058,572     264,841          13
Caspersen, Finn M.W.     50,051,157     272,256          13
Clark, Robert C.         49,983,868     339,545          13
Coleman, Leonard S., Jr. 50,061,059     262,354          13
Farris, David J.         50,062,951     260,462          13
Gilliam, James H., Jr.   50,065,501     257,912          13
Halvorsen, Andrew        50,064,992     258,421          13
Hernandez, Roland A.     50,066,404     257,009          13
Hillier, J. Robert       50,057,041     266,372          13
Holm, Gerald L.          50,062,931     260,482          13
Kean, Thomas H.          50,063,004     260,409          13
Muller, Steven           50,057,112     266,301          13
Ross, Susan Julia        50,061,373     262,040          13
Tucker, Robert A.        50,045,206     278,207          13
Wachter, Susan M.        50,063,625     259,788          13
Watts, Charles H., II    50,053,905     269,508          13

On the ratification of the selection of Deloitte & Touche LLP, the results were as follows:

    Votes for:             50,209,367
    Votes against or withheld: 33,359
    Abstentions:               80,700
    Broker Non-Votes:               0

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


 10 Copy of Beneficial Corporation Key Employees Stock Bonus Plan, as amended.


 27    Financial Data Schedule (in EDGAR filing only).



      b) The Company filed the following report on Form 8-K during the period covered by this Form 10-Q:

          1) A report on Form 8-K, dated April 24, 1997 was filed relating to the Company's first-quarter earnings, which were announced on April 24, 1997.



                BENEFICIAL CORPORATION AND SUBSIDIARIES





                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date      August 7, 1997                                  /s/ Ronald E.Bombolis
                                                          Ronald E.Bombolis
                                                          Sr. Vice President
                                                          and Controller
                                                          (Chief Accounting
                                                          Officer)




Date      August 7, 1997                                 /s/ Andrew C. Halvorsen
                                                         Andrew C. Halvorsen
                                                         Member of the Office
                                                         of the President and
                                                         Director (Chief
                                                         Financial Officer)






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


 10 Copy of Beneficial Corporation Key Employees Stock Bonus Plan, as amended.


 27    Financial Data Schedule (in EDGAR filing only).




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

     (b) The Committee may, in its discretion, delegate record keeping, ministerial and similar administrative duties with respect to the Plan to any person. However, the Committee may not delegate its authority to apply or interpret the provisions of, or make determinations specified in, Sections 4, 6 and 7 hereof.

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

4.    Eligibility

      To be eligible to receive Awards for any calendar year an Employee shall have been employed at any time during such year by Beneficial or any Participating Subsidiary, except as provided at
Section 6(d) below. An Employee who is eligible to receive an Award for any year may receive an Award for services rendered in such year, even though the Award is made during the following year and the Employee is not eligible to receive an Award for services rendered in such following year.

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

     (c) If after the determinations set forth in paragraph (b) of this Section 6 have been made, but within the same calendar year, the Committee determines in its discretion that additional Awards are appropriate to Employees included among those determined at Section 6(b)(ii) above, based solely upon such Employees' exceptional performance during the calendar year for which the Award is made, it may grant such Awards subject to the maximum percentage of net after-tax income determined by the Board pursuant to the provisions of paragraph (a) of this Section 6, with such limitation applied collectively to all Awards under
Section 6 (b), (c) and (d) hereof. Such additional awards are to be granted only in unusual circumstances where information regarding Employees' performance was not available or fully measurable when the determinations set forth in paragraph (b) of this Section 6 were made.

     (d) If after the determinations set forth in paragraph (b) of this Section 6 have been made, but within the same calendar year, the Committee determines in its discretion that additional Awards are appropriate to Employees not included among those determined at Section 6 (b) (ii) above by virtue of their not having been employed at any time during the year for which the determinations at paragraph (a) of this Section 6 were made, and where such Awards are a part of the total compensation package to such Employees necessary to attract and induce them to accept employment with the Company or its subsidiaries, it may grant such Awards subject to the maximum percentage of net after-tax income determined by the Board pursuant to the provisions of paragraph (a) of this Section 6, with such limitation applied collectively to all Awards under Section 6 (b), (c) and (d) hereof. The Committee shall designate with respect to any Awards granted pursuant to this paragraph (d) the period over which they shall vest, which period may exceed, but in no event be shorter than the period over which the earliest award granted during such calendar year pursuant to Section 6 (b) hereof shall vest.

     (e) As soon as practicable after the Awards pursuant to paragraphs (b), (c) and (d) of this Section 6 are determined, Beneficial shall transfer the corresponding contributions to the Trustee. The contributions shall be made, in whole or in part, as determined by the Board pursuant to the provisions of paragraph (a) of this Section 6, in cash or Stock, which Stock shall consist of treasury shares (whether or not acquired for purposes of the Plan). The value of any Stock contribution shall be determined by the Committee based on the mean between the high and the low price for a share of Stock on the New York Stock
Exchange (consolidated trading) on the last day for which price quotes are available preceding the date on which such contribution is transferred to the Trustee.

     (f) As soon as practicable after the Trustee receives (i) any cash awarded to a Participant or (ii) any cash dividend paid on Stock held in a Participant's Account, the Trustee shall use such cash (and any other cash then in the Participant's Account) to buy in one or more transactions the largest practicable whole number of shares of Stock for such Account (which may include purchases of Stock executed on a national securities exchange) after deductions for the payment of brokers' fees and stock transfer and similar taxes, if any, applicable to such purchases. The Trustee shall limit the daily volume and prices of such purchases as required by regulations of the Securities and Exchange Commission, if applicable, and otherwise to the extent it deems necessary or advisable.

     (g) Upon (i) the distribution of Stock, cash or other property from the Account of a Participant who was an Employee of a Participating Subsidiary during the year for which the Award was made to which such Stock, cash or other property relates, or
(ii) the payment of such Stock, cash or other property by Beneficial directly to a Participant pursuant to Section 7(h) hereof, such Participating Subsidiary shall pay to the Company an amount equal to the fair market value of such Stock, cash or other property as of the date of such distribution or payment. The determination of such fair market value shall be made by the Committee and, with respect to Stock, shall be based on the mean between the high and the low price of a share of Stock on the New York Stock Exchange (consolidated trading) on the last day for which price quotes are available preceding the date of such distribution or payment.

7.   Vesting and Payment of Awards

     (a) Except as provided in Section 7(b) hereof, Stock in a Participant's Account shall vest in the Participant at the earliest to occur of the following:

           (i) January 1 of the 5th calendar year following the year for which such Stock was awarded, provided that this event of vesting shall not apply to Awards pursuant to Section 6 (d) hereof; or

           (ii) the date on which the Participant ceases to be employed by the Company or a Subsidiary, if such termination of employment is on account of death, total disability, a discharge at the direction of the Company or a Subsidiary (other than a discharge for cause) or a termination of employment under circumstances which would entitle the Participant to a continuation of compensation and benefits for a period of time following such termination pursuant to the terms of an agreement entered into between the Participant and the Company or a Subsidiary providing for such a continuation in limited instances following a change in control of the Company (as defined in or as otherwise construed for purposes of such agreement). For purposes of the foregoing, a total disability shall be defined in accordance with Section 10.03 (or any successor provision) of Beneficial's Retirement Plan and a "discharge for cause" shall be defined in accordance with Section 8.04 (or any successor provision) of such Plan; or

           (iii)    with  respect  to Awards granted pursuant  to
Section 6 (d) hereof, the date designated by the Committee upon which such Awards were to vest.

     (b) Distributions of Stock (whether through a Stock split or Stock dividend) or other property on Stock in a Participant's Account, and Stock purchased with any cash dividend paid on Stock in his Account, shall vest in the Participant as of the date the Stock with respect to which the cash, Stock or other property was received vests under Section 7(a) or 7(d) hereof.

     (c) If a Participant ceases to be employed by the Company or a Subsidiary other than (i) as provided in clause (ii) of
Section 7(a) above, or (ii) by reason of retirement on or after January 1 of the calendar year in which the Participant attains age 60 at a time when the Participant is eligible to retire early pursuant to Section 4 of the Beneficial Corporation Pension Plan dated October 1, 1983, as amended, and before Stock is vested under clause (i) or (iii) of Section 7(a) above or Section 7(b) hereof, as the case may be, the Participant shall thereupon forfeit his interest in such Stock and in any cash or property then in his Account that was received with respect to such Stock. Any Stock, cash or property forfeited hereunder shall be returned to the Company.

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

     (j) Notwithstanding anything herein to the contrary, if for any calendar year which ends on or after December 31, 1997 a Participant is classified as a "Covered Employee" for purposes of Section 162(m) of the Internal Revenue Code of 1986 (or the corresponding provisions of any future U.S. internal revenue law) (the "Code"), then the award, if any, which may be made pursuant to the Plan to such Participant with respect to such Participant's performance during 1993, in accordance with the provisions of Section 6, and credited pursuant to Section 5
(b)(i) of the Plan, together with any shares of stock or other rights credited pursuant to Section 5 (b)(ii), (iii) or (iv) of the Plan with respect to such award (the "Award"), shall, notwithstanding Section 7 (e) of the Plan not be distributable to such Participant, though earlier vested pursuant to Section 7(a) of the Plan, prior to the earliest to occur of the following:

         (i) the first business day of the year following the year in which such Participant's employment with the Corporation shall have terminated for any reason, or

         (ii) the last business day of any succeeding year in which such Participant shall not be so classified as a "Covered
Employee", or

         (iii) the last business day of any succeeding year in which such Participant's "applicable employee remuneration", computed pursuant to Section 162(m)(4) of the Code without regard to the Award, shall not exceed $1,000,000, provided, however, that if termination of employment pursuant to subparagraph (i) above is under circumstances which would entitle the Participant to continuation of compensation and benefits following a change of control within the meaning of Section 7
(a)(ii) of the Plan, such distribution shall occur as soon as practicable after such termination, and provided further that the portion of any Award which shall become distributable pursuant to subparagraph (iii) above shall be limited to an amount sufficient to cause the Participant's "applicable employee remuneration" for such year (but not exceed) $1,000,000. Any shares of stock or other rights credited pursuant to Section 5 (b) (i), (ii), (iii) or (iv) of the Plan with respect to such Award shall remain, until distributed to such Participants, held as assets of the trust created pursuant to Section 5 (a) of the Plan and in accordance with Section 5 (e) of the Plan, and shall in all respects remain fully subject to the claims of those general creditors of the Corporation or its Participating Subsidiaries whose claims are not satisfied because of the bankruptcy or insolvency of the Corporation or Participating Subsidiaries pursuant to such Section 5(a) of the Plan. Any such Award shall otherwise be administered in accordance with the provisions of the Plan, including without limitation the vesting and forfeiture provisions of Section 7 of the Plan, and the voting and offer to purchase provisions of Section 8 of the Plan.

     (k) Notwithstanding anything herein to the contrary, if for any calendar year which ends on or after December 31, 1998 a Participant is classified as a "Covered Employee" for purposes of
Section 162(m) of the Internal Revenue Code of 1986 (or the corresponding provisions of any future U.S. internal revenue law) (the "Code"), then the awards, if any, made in accordance with the provisions of Section 6, and credited pursuant to Section 5
(b)(i) of the Plan, to such Participant on or after March 21, 1994 (and not previously distributed), together with any shares of stock or other rights credited pursuant to Section 5 (b)(ii),
(iii) or (iv) of the Plan with respect to such awards (the "Subsequent Awards"), shall, notwithstanding Section 7 (e) of the Plan not be distributable to such Participant, though earlier vested pursuant to Section 7(a) of the Plan, prior to the earliest to occur of the following:

          (i) the first business day of the calendar year following the year in which such Participant's employment with the Corporation shall have terminated for any reason, or

          (ii) the last business day of any calendar year ending on or after December 31, 1999 in which such Participant shall not be so classified as a "Covered Employee", or

          (iii) the last business day of any calendar year ending on or after December 31, 1999 in which such Participant's "applicable employee remuneration", computed pursuant to Section 162(m)(4) of the Code without regard to the Awards, shall not exceed $1,000,000, provided, however, that if termination of employment pursuant to subparagraph (i) above is under circumstances which would entitle the Participant to continuation of compensation and benefits following a change of control within the meaning of Section 7
(a)(ii) of the Plan, such distribution shall occur as soon as practicable after such termination, and provided further that the portion of any Subsequent Awards which shall become distributable in any particular year pursuant to subparagraph (iii) above shall be limited to an amount sufficient to cause the Participant's "applicable employee remuneration" for such year (including any amount distributable pursuant to Section 7 (j) hereof) to equal (but not exceed) $1,000,000 (such Subsequent Awards to be distributed in the order awarded, with the full amount of any earlier-granted Subsequent Award distributed prior to any distribution of any later-granted Subsequent Award). Any shares of stock or other rights credited pursuant to Section 5 (b) (i),
(ii), (iii) or (iv) of the Plan with respect to such Awards shall remain, until distributed to such Participants, held as assets of the trust created pursuant to Section 5 (a) of the Plan and in accordance with Section 5 (e) of the Plan, and shall in all respects remain fully subject to the claims of those general creditors of the Corporation or its Participating Subsidiaries whose claims are not satisfied because of the bankruptcy or insolvency of the Corporation or Participating Subsidiaries pursuant to such Section 5(a) of the Plan. Any such Awards shall otherwise be administered in accordance with the provisions of the Plan, including without limitation the vesting and forfeiture provisions of Section 7 of the Plan, and the voting and offer to purchase provisions of Section 8 of the Plan.

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



05/18/88 -     Stockholder approval of Key Employees Stock  Bonus
         Plan.

05/19/88 -      Board   of   Directors  approved  provision   for
         confidential voting.

02/08/89 -     Board of Directors authorized changes to 6(a)  and
         6(c) re-timing of setting percentages.

11/12/92 -     Board of Directors authorizes changes to 6(c)  and
         7   removing   acceleration  of  vesting   at   age   60
         provisions.

02/01/94 -    Adopted as of 2/01/94.  Amended to restrict certain
         1993 awards to senior executives as to date first eligible for distribution.

03/21/94 -     Amended to restrict 1994 and subsequent executives
         as to date first eligible for distribution.