Form 10-Q
period 1997-09-30
BENEFICIAL CORP
filed 1997-11-12
CIK 8960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

       (Mark One)
       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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


                              -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

At October 31, 1997, the number of shares outstanding of the registrant's common stock was 53,070,790.

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                  (in millions)
                                                      September 30, December 31,

                                                            1997        1996
ASSETS
Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .$   288.0   $   279.6
Finance Receivables (Note 2).  .  .  .  .  .  .  .  .  . 14,226.9    14,672.0
  Allowance for Credit Losses (Note 3)  .  .  .  .  .  .   (525.2)     (498.2)
                                                        ---------   ---------
     Net Finance Receivables.  .  .  .  .  .  .  .  .  . 13,701.7    14,173.8
Investment Securities (Note 4) .  .  .  .  .  .  .  .  .    582.6       550.3
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .    212.6       204.9
Other Assets (Note 5) .  .  .  .  .  .  .  .  .  .  .  .  1,680.3     1,722.6
                                                        ---------  ----------

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .$16,465.2   $16,931.2
                                                        =========   =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 6) .  .  .  .  .  .  .  .  .  .  .$ 3,517.2   $ 4,169.3
Deposits Payable.  .  .  .  .  .  .  .  .  .  .  .  .  .    585.5       635.0
Long-Term Debt (Note 7)  .  .  .  .  .  .  .  .  .  .  .  8,712.8     8,631.1
                                                        ---------   ---------
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  . 12,815.5    13,435.4
Accounts Payable and Accrued Liabilities.  .  .  .  .  .    729.0       534.0
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .  1,117.0     1,267.0
                                                        ---------   ---------
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  . 14,661.5    15,236.4
                                                        ---------   ---------

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .    114.8       114.8
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .     53.1        54.0
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .    238.3       305.3
  Net Unrealized Gain on Investment Securities.  .  .  .      2.8         2.6
  Accumulated Foreign Currency Translation Adjustments .    (45.4)      (45.4)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .  1,440.1     1,263.5
                                                        ---------   ---------
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .  1,803.7     1,694.8
                                                        ---------   ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .$16,465.2   $16,931.2
                                                        =========   =========

See Notes to Financial Statements.

                      BENEFICIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                       (in millions, except per share amounts)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30

                                           1997      1996       1997      1996
REVENUE
  Finance Charges and Fees .  .  .  .  .  $587.6   $536.7    $1,733.2   $1,601.2
  Interest Expense.  .  .  .  .  .  .  .   216.2    202.1       643.4      609.3
                                          ------   ------    --------   --------
    Lending Spread.  .  .  .  .  .  .  .   371.4    334.6     1,089.8      991.9
  Insurance Premiums .  .  .  .  .  .  .    40.3     41.3       129.0      122.8
  Other  .  .  .  .  .  .  .  .  .  .  .   116.4    100.8       388.7      388.3
                                          ------  -------    --------   --------

      Total .  .  .  .  .  .  .  .  .  .   528.1    476.7     1,607.5    1,503.0
                                          ------   ------    --------   --------

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  .   108.9    104.2       322.4      305.5
  Insurance Benefits .  .  .  .  .  .  .    14.3     19.6        53.9       62.1
  Provision for Credit Losses .  .  .  .   127.1     93.7       327.6      255.7
  Other  .  .  .  .  .  .  .  .  .  .  .   157.2    149.7       487.2      445.9
                                          ------   ------    --------   --------

      Total .  .  .  .  .  .  .  .  .  .   407.5    367.2     1,191.1    1,069.2
                                          ------   ------    --------  ---------

Income Before Income Taxes .  .  .  .  .   120.6    109.5       416.4      433.8
Provision for Income Taxes .  .  .  .  .    43.1     41.6       149.9      176.1
                                          ------   ------    --------  ---------

NET INCOME  .  .  .  .  .  .  .  .  .  .  $ 77.5   $ 67.9    $  266.5   $  257.7
                                          ======   ======    ========   ========

EARNINGS PER COMMON SHARE (Note 9)  .  .  $ 1.40   $ 1.22    $   4.81   $   4.68
                                          ======   ======    ========   ========

DIVIDENDS PER COMMON SHARE .  .  .  .  .  $  .57   $  .52    $   1.61   $   1.46
                                          ======   ======    ========   ========

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
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $   266.5  $  257.7
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .  327.6     255.7
   Provision for Deferred Income Taxes  .  .  .  .  .  .  .  .  (19.7)    (13.4)
   Depreciation and Amortization  .  .  .  .  .  .  .  .  .  .   34.9      36.0
   Insurance Policy & Claim Reserves .  .  .  .  .  .  .  .  . (150.0)     13.9
   Accounts Payable & Accrued Liabilities  .  .  .  .  .  .  .  195.0      57.8
                                                              --------- --------
     Net Cash Provided by Operating Activities.  .  .  .  .  .  654.3     607.7
                                                              --------- --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .  .  .  (10,225.1)(8,433.8)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .  .  .  . 8,641.5  6,523.2
 Receivables Sold Through Securitization.  .  .  .  .  .  .  . 1,607.8  1,919.3
 Investment Securities Purchased  .  .  .  .  .  .  .  .  .  .  (394.9)  (421.5)
 Investment Securities Sold .  .  .  .  .  .  .  .  .  .  .  .   296.7    969.9
 Investment Securities Matured .  .  .  .  .  .  .  .  .  .  .    65.4    357.1
 Deposit from Reinsurer  .  .  .  .  .  .  .  .  .  .  .  .  .   120.7   (933.1)
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (82.8)    69.1
                                                              --------- --------
     Net Cash Provided by Investing Activities  .  .  .           29.3     50.2
                                                              --------- --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .  .  .  .  (610.8)  (383.2)
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .  .  .  .    (3.5)   (10.0)
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .  .  .  . 2,013.1  1,263.1
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .  .  .  .(1,904.5)(1,242.3)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (89.9)   (81.9)
 Common Stock Repurchased.  .  .  .  .  .  .  .  .  .  .  .  .   (79.6)    -
                                                              --------- --------
     Net Cash Used in Financing Activities .  .  .  .  .  .  .  (675.2)  (454.3)
                                                              --------- --------

NET INCREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .  .  .  .     8.4    203.6
Cash and Equivalents at Beginning of Period.  .  .  .  .  .  .   279.6    273.1
                                                              --------- --------

CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .  .  .  $   288.0 $  476.7
                                                              ========= ========

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $  563.9 $  497.4
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   140.1    175.7

See Notes to Financial Statements.

                      BENEFICIAL CORPORATION AND SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS
                         (in millions, except per share amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting policies used in the preparation of the unaudited quarterly financial statements are consistent with accounting policies described in the notes to financial statements contained in Beneficial Corporation (the Company) Annual Report on Form 10-K for the fiscal year-ended December 31, 1996. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified to conform with the 1997 presentation. Interim results are not necessarily indicative of results for a full year.


2.   FINANCE RECEIVABLES

        Finance receivables consisted of the following:

                                                    September 30, December 31,

                                                        1997          1996
         Receivables Owned:
           Real Estate Secured.  .  .  .  .  .  .  .  $ 5,567.8    $ 6,067.5
           Personal Unsecured .  .  .  .  .  .  .  .    3,164.3      2,982.9
           Credit Cards .  .  .  .  .  .  .  .  .  .    4,334.3      4,595.8
           Sales Finance Contracts  .  .  .  .  .  .      960.4        926.3
           Commercial.  .  .  .  .  .  .  .  .  .  .      200.1         99.5
                                                      ---------    ---------
             Total Owned                               14,226.9     14,672.0
         Receivables Sold with Servicing Retained
              (all real estate secured) .  .  .  .  .   2,972.6      2,189.0
                                                      ---------    ---------
         Total Owned and Serviced .  .  .  .  .  .  . $17,199.5    $16,861.0
                                                      =========    =========


3.   ALLOWANCE FOR CREDIT LOSSES

        An analysis of the allowance for credit losses follows:

                                                                      1997

         Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  . $498.2
         Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  . (335.6)
         Recoveries on Accounts Previously Charged Off .  .  .  .  .   40.9
         Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .  327.6
         Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (5.9)
                                                                     ------
         Balance at September 30  .  .  .  .  .  .  .  .  .  .  .  . $525.2
                                                                     ======

4.   INVESTMENT SECURITIES

        Investment securities were as follows:

                                      September 30, 1997      December 31, 1996
                                      ------------------      -----------------
                                    Carrying      Market    Carrying      Market
                                     Value        Value      Value        Value

         AVAILABLE-FOR-SALE
           Debt Securities:

             Corporate              $289.6       $289.6     $275.5      $275.5
             Mortgage-backed          24.7         24.7       36.1        36.1
             Municipal                 5.3          5.3        7.3         7.3
             U.S. Government         122.0        122.0       94.3        94.3
             Foreign Government       55.8         55.8       42.9        42.9
                                    ------       ------     ------      ------
                                     497.4        497.4      456.1       456.1
           Equity Securities            .6           .6         .6          .6
                                    ------       ------     ------      ------
              Total                 $498.0       $498.0     $456.7      $456.7
                                    ------       ------     ------      ------

         HELD-TO-MATURITY
           Debt Securities:
             Corporate              $ 49.8       $ 49.8     $ 48.9      $ 48.3
             Mortgage-backed           2.2          2.3        2.6         2.5
             Municipal                10.5         10.8        8.5         8.7
             U.S. Government          10.4         10.3       14.4        14.2
             Foreign Government        1.1          1.1        1.1         1.1
             Other                    10.6         10.5       18.1        18.1
                                    ------       ------     ------      ------
               Total                $ 84.6       $ 84.8     $ 93.6      $ 92.9
                                    ------       ------     ------      ------

        TOTAL INVESTMENT SECURITIES $582.6       $582.8     $550.3      $549.6
                                    ======       ======     ======      ======

                There were no investments transferred from Held-To-Maturity to Available-For-Sale, nor were there any sales of Held-To-Maturity investments during the nine-month period ended September 30, 1997.

5.   SERVICING ASSETS AND INTEREST-ONLY STRIPS

         On January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. " For each servicing contract in existence before January 1, 1997, previously recognized excess servicing assets that do not exceed contractually specified servicing fees were combined and recognized as a servicing asset.

         The activity in the servicing asset is summarized as follows:

                                                                          1997
             Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .    $ 8.0
             Recognized during the period   .  .  .  .  .  .  .  .  .      6.9
             Amortization .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     (2.4)
                                                                          ----
             Balance at September 30, 1997  .  .  .  .  .  .  .  .  .    $12.5
                                                                         =====

         Previously recognized servicing assets that exceed contractually specified servicing fees were reclassified as interest-only strips and are carried at fair value which amounted to $74.8 at September 30, 1997. Both the servicing assets and the interest-only strips are included in other assets on the balance sheet. The servicing assets and interest-only strips are amortized in proportion to and over the period of estimated net future servicing fee income. The servicing assets and interest-only strips are periodically reviewed for valuation impairment. This review is performed on a disaggregated basis for the predominate risk characteristics of the underlying loans which are loan type, term, interest rate, prepayment rate and loss rate. The fair value of the servicing assets and interest-only strips are determined by present valuing the estimated net future cash flows. The weighted-average assumptions used in the fair value calculations include: discount rate - 15%, prepayment rate - 34%, loss rate - 1.4%,and servicing fees - 1.0%. As of September 30, 1997, fair value approximates carrying value and therefore no valuation allowance is required.

6.       SHORT-TERM DEBT

         Short-term debt outstanding consisted of the following:

                                                     September 30,  December 31,

                                                         1997           1996
         Commercial Paper.  .  .  .  .  .  .  .  .  .  $3,032.4      $3,695.4
         Bank Borrowings .  .  .  .  .  .  .  .  .  .     484.8         473.9
                                                       --------      --------
               Total  .  .  .  .  .  .  .  .  .  .  .  $3,517.2      $4,169.3
                                                       ========      ========

         The weighted average interest rates (including the costs of maintaining lines of credit) on short-term borrowings during the nine months ended September 30 were as follows:

                                                            1997        1996
                                                          --------    ------
         U.S. Dollar Borrowings.  .  .  .  .  .  .  .       5.59%       5.50%
         Other Currency Borrowings.  .  .  .  .  .  .       5.81        6.32
         Overall.  .  .  .  .  .  .  .  .  .  .  .  .       5.62%       5.66%

         The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense for the nine months ended September 30 was an increase of .11% (annualized) and $3.3 in 1997 and .12% (annualized) and $3.5 in 1996.

7.   LONG-TERM DEBT

         Long-term debt is shown below in the earliest year it could become payable:

                               Weighted Average
                               Interest Rates at    September 30,  December 31,
         Maturity              September 30, 1997        1997         1996
         --------              ------------------   ------------   -----------

           1997                      6.76%           $  724.0       $2,610.1
           1998                      7.04             2,166.9        1,982.0
           1999                      6.77             1,763.5        1,669.7
           2000                      6.82             1,011.3          554.9
           2001                      7.07               769.3          632.4
           2002-2006                 6.73             2,041.6          984.7
           2007-2023                 7.54               236.2          197.3
                                                     --------       --------
               Total                 6.88%           $8,712.8       $8,631.1
                                                     ========       ========

         The weighted average interest rates (including issuance costs) on the Company's long-term debt during the nine months ended September 30 were as follows:

                                                              1997       1996
                                                             ------     ------
           U.S. Dollar Borrowings.  .  .  .  .  .  .  .       6.91%      7.11%
           Other Currency Borrowings.  .  .  .  .  .  .       6.86       6.98
           Overall.  .  .  .  .  .  .  .  .  .  .  .  .       6.90%      7.10%

         Long-term debt outstanding at September 30, 1997, and December 31, 1996, includes $3,776.3 and $3,815.7, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-three years.

         The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense for the nine months ended September 30 was an increase of .01% (annualized) and $1.0 in 1997 and .07% (annualized) and $4.0 in 1996.

8.    DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into foreign exchange forward agreements, options and currency swaps to hedge its net investment in foreign subsidiaries. At September 30, 1997, the Company had purchased options to deliver British pounds in exchange for US$242.2, as compared to December 31, 1996, when the Company owned the right to deliver British pounds for US$166.0. Concurrently, the Company had sold options to buy British pounds for US$244.3 at September 30, 1997, as compared with sales of call options on British pounds for US$166.3 at year-end 1996.

         The Company's outstanding forward agreements as of September 30, 1997, consisted of forward sales of (pound)129.0 in exchange for US$209.6 and a forward purchase of DM9.0 in exchange for US$5.1. This compared to forward sales of (pound)46.0 and DM38.0 in exchange for forward purchases of US$71.6 and US$24.7, respectively, at December 31, 1996.

         Currency swaps outstanding at quarter-end obligate the Company to pay DM47.0 in exchange for US$31.1 in September 1998, to pay C$165.0 in exchange for US$120.4 in July 1999, and to pay C$100.0 in exchange for US$74.5 in November 2000. There has been no change in currency swaps outstanding since December 31, 1996. Semi-annual interest payments on the notional amounts will be made on the swaps.

         The Company accrued pretax gains of $13.1 at September 30, 1997, and pretax losses of $18.5 at December 31, 1996 on open hedges. These gains and losses represent a mark to spot on all open hedges and are recognized in a separate component of equity. There were no gains or losses recognized in net income attributable to the above hedging programs.

         The Company and its subsidiaries utilize interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables and to manage basis risk. The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements. At September 30, 1997, accrued interest payable related to these interest-rate swaps totaled $14.8, which is largely offset by $12.5 of accrued interest receivable. Additionally, foreign subsidiaries of the Company entered into forward rate agreements (FRA's) as hedges against variable interest rate exposures. As of September 30, 1997, the subsidiaries had $80.7 of such FRA's whereby they locked in a weighted average fixed payable rate of 6.67%. These agreements will all expire in December 1997. There were no FRA's outstanding as of December 31, 1996. The impact of interest rate hedging activities on the Company's weighted average borrowing rates and on the reported interest expense for the nine months ended September 30, was an increase of .04% (annualized) and $4.2 in 1997 and
 .08% (annualized) and $7.5 in 1996.

         The following table summarizes the interest-rate swaps outstanding at September 30, 1997:
                                                     Weighted Average  Weighted
                                           Notional   Interest Rates    Average
                                            Amount   Pay     Receive   Maturity*

Pay fixed-rate - receive floating-rate     $ 661.2   7.44%    7.00%      2.6
Pay floating-rate - receive fixed-rate
  Denominated in
     US$                                     153.0   5.84     6.51       8.7
     British pounds                          132.3   7.71     7.95       1.8
Pay floating-rate - receive floating-rate    733.4   5.81     5.62       0.9
                                          --------
Total                                     $1,679.9   6.60%    6.43%      2.4
                                          ========

*Remaining term in years.


9.  EARNINGS PER COMMON SHARE

    Computations of primary and fully diluted earnings per common share are as follows:
                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,

                                             1997      1996     1997       1996

PRIMARY
  Net Income.  .  .  .  .  .  .  .  .  .  .  $77.5     $67.9   $266.5    $257.7
  Dividends on Preferred Stock.  .  .  .  .   (1.3)     (1.3)    (3.9)     (3.9)
                                             -----     -----   ------    ------
  Net Income Applicable to Common Stock.  .  $76.2     $66.6   $262.6    $253.8
                                             =====     =====   ======    ======

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  .   52.7      53.2     53.1      53.0
    Common Stock Equivalents  .  .  .  .  .    1.6       1.3      1.5       1.2
                                             -----     -----   ------    ------
      Total .  .  .  .  .  .  .  .  .  .  .   54.3      54.5     54.6      54.2
                                             =====     =====   ======    ======

Primary Earnings per Common Share.  .  .  .  $1.40     $1.22   $ 4.81    $ 4.68
                                             =====     =====   ======    ======

FULLY DILUTED
  Net Income.  .  .  .  .  .  .  .  .  .  .  $77.5     $67.9   $266.5    $257.7
  Dividends on Non-Convertible
    Preferred Stock  .  .  .  .  .  .  .  .   (1.3)     (1.3)    (3.8)     (3.8)
                                             -----     -----   ------    ------
  Net Income Applicable to Common Stock.  .  $76.2     $66.6   $262.7    $253.9
                                             =====     =====   ======    ======

  Weighted Average Shares Outstanding:
    Common  .  .  .  .  .  .  .  .  .  .  .   52.7      53.2     53.1      53.0
    Common Stock Equivalents  .  .  .  .  .    1.9       1.6      1.9       1.6
                                             -----     -----   ------    ------
      Total .  .  .  .  .  .  .  .  .  .  .   54.6      54.8     55.0      54.6
                                             =====     =====   ======    ======

Fully Diluted Earnings per Common Share.  .  $1.39     $1.21   $ 4.78    $ 4.65
                                             =====     =====   ======    ======


10.  RATIO OF EARNINGS TO FIXED CHARGES

                                                            Nine Months Ended
                                                              September 30,

                                                              1997       1996
     Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  .  . $  266.5   $  257.7
     Add Provision for Income Taxes .  .  .  .  .  .  .  .    149.9      176.1
                                                           --------   --------
         Earnings Before Income Taxes  .  .  .  .  .  .  .    416.4      433.8
                                                           --------   --------

     Fixed Charges:
       Interest and Debt Expense .  .  .  .  .  .  .  .  .    643.4      609.3
       Interest Factor Portion of Rentals .  .  .  .  .  .     19.3       17.4
                                                           --------   --------
         Total Fixed Charges  .  .  .  .  .  .  .  .  .  .    662.7      626.7
                                                           --------   --------

     Earnings Before Income Taxes and Fixed Charges   .  . $1,079.1   $1,060.5
                                                           ========   ========

     Ratio of Earnings to Fixed Charges   .  .  .  .  .  .     1.63       1.69
                                                           ========   ========

     Preferred Dividend Requirements   .  .  .  .  .  .  . $    6.5   $    6.6
                                                           ========   ========

     Ratio of Earnings to Fixed Charges and Preferred
       Dividend Requirements  .  .  .  .  .  .  .  .  .  .     1.61       1.67
                                                           ========   ========

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

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         Reflecting the sale by subsidiaries of the Company of $800 million and $808 million of variable-rate revolving home equity lines of credit through securitizations in the capital markets in September and May 1997, respectively, and the subsequent paydown of short-term debt, the Company's leverage (the ratio of interest-bearing debt to total equity) was reduced to 7.11 times at September 30, 1997, from 7.49 times at June 30, 1997 and 7.93 times at year-end 1996.

         Impacted largely by the securitizations, total owned finance receivables declined $445 million, or 3% during the first nine months of 1997, compared with a decline of $234 million, or 2% during the first nine months of 1996. Reflecting the anticipated paydown of certain maturing same-as-cash portfolio tranches, Beneficial National Bank USA (BNB USA), the Company's private-label credit card subsidiary, experienced runoff of $375 million in the first nine months of 1997, compared with a gain of $611 million during the comparable 1996 period. Managed receivables, which include loans sold with servicing retained, increased $339 million this year compared with an increase of $1,104 million in the prior year. Removing the foreign exchange translation impact in both years, managed gains were $470 million in this year's first nine months compared with $1,120 million in the prior year period. Managed receivable growth in the North American consumer finance subsidiaries was $545 million during the first nine months of 1997 compared with a gain of $389 million in 1996. Including the remaining balance of receivables serviced from previous securitizations, total receivables sold with servicing retained were $2,973 million at September 30, 1997, compared to $2,451 million at September 30, 1996.

         At September 30, 1997, the allowance for credit losses as a percentage of owned finance receivables was 3.69% compared with 3.40% at December 31, 1996 and 3.42% at September 30, 1996. During the first nine months, the balance of the reserve increased $27.0 million to $525.2 million. At the September 30 level, the reserve covered annualized net chargeoffs 1.34 times, compared with
1.57 times at December 31, 1996. As a percentage of average owned receivables, annualized net chargeoffs were 2.69%, compared with 2.10% in the first nine months of 1996. Continuing the trend of recent quarters, chargeoffs reflect a greater proportion of higher-yielding unsecured loans in the overall portfolio as compared with last year as well as the continuing expected maturing of the BNB USA private-label credit card portfolio. As a percentage of average managed receivables, first nine months net chargeoffs were 2.33% compared with 1.88% in 1996.

         As disclosed in the table that follows, all owned receivables delinquent two months and greater on a contractual basis increased to 4.24% of total outstandings at September 30, 1997, from 4.03% a year earlier and 3.89% at June 30 of this year. The increase reflects higher delinquency rates on the unsecured loan portfolios as well as the sale of real estate receivables in the above-mentioned securitizations, which only included then-current receivables. On a managed basis, delinquency increased to 3.94% at September 30, from 3.71% a year earlier and 3.68% at June 30 of this year. The table that follows details delinquency by product type on both an owned and managed basis.

   Delinquency % on a                                   Delinquency % on an
    Managed Basis                 Product Type              Owned Basis
   ------------------             ------------           ------------------

Sept. 30,  June 30,  Sept. 30,                   Sept. 30,  June 30,  Sept. 30,
  1997       1997      1996                        1997       1997      1996
--------   -------   --------                    --------   -------    ------
 2.82%      2.63%      2.73%  Real Estate Secured   3.02%     2.74%     3.08%
 6.08       5.87       6.48   Personal Unsecured    6.08      5.87      6.48
 4.47       4.03       3.65   Credit Card           4.47      4.03      3.65
 4.05       3.81       3.53   Sales Finance         4.05      3.81      3.53
 3.94%      3.68%      3.71%  Overall               4.24%     3.89%     4.03%

         During the first nine months of 1997, approximately 1.2 million shares of common stock were repurchased by the Company at an average price of $66.31 and placed in treasury, completing the share repurchase program approved by the Board of Directors in November 1996. These repurchases were the primary cause of the reduction in additional capital during the first nine months of 1997.

         In conjunction with the announcement of third quarter earnings, the Company disclosed a number of strategic initiatives to enhance growth and build shareholder value including the sale of the Canadian and German consumer finance subsidiaries and the divestiture of certain real estate holdings in Peapack, New Jersey, and in Tampa, Florida. The proceeds from the sales will be used to repurchase stock and reinvest in technological improvements in the U.S. consumer financial services businesses (consumer finance, related credit insurance, private-label credit card, and tax refund anticipation lending (RAL)).

         The Company has retained Goldman, Sachs & Co. to act as financial advisor in connection with the divestiture of the Canadian and German subsidiaries. As stated in U.S. dollars, Beneficial Canada had receivables of $763 million and shareholders' equity of $135 million at September 30, 1997. The Company's German subsidiary had receivables of $365 million and equity of $25 million at September 30, 1997.

         While there can be no assurance that the sales of the Canadian and German subsidiaries will be consummated or as to the amount of proceeds to be generated by such sales, the Company believes that the sale of the Canadian subsidiary will result in a gain which will be recognized upon the closing of the sale. The sale of the German subsidiary will not result in a significant gain or loss, after consideration of related tax effects.

         In October, 1997, the Board of Directors of the Company also authorized the repurchase of up to 3.0 million shares of common stock (approximately 5.5% of outstanding stock) from time to time in the open market or through privately-negotiated transactions.

         As part of the announced strategic initiatives, the Company plans major technological improvements, including new technology for the loan office network in the United States. The Company believes that these enhancements should significantly improve overall systems performance by providing more responsive technology for the loan office staff. Included in the new capability would be improved loan origination, collection, and marketing and solicitation with significantly enhanced credit decisioning for the individual loan offices. Although the Company believes that these technological advancements should improve efficiency and productivity, the Company further believes that the costs associated with their implementation are likely to negatively impact earnings until the system is operational in 1999.


Results of Operations

         Third-quarter 1997 net income increased to $77.5 million from $67.9 million in the 1996 third quarter. Results were marked by wider lending spreads, improved operating efficiency and strong insurance earnings. Also, Beneficial National Bank USA (BNB USA), the Company's private-label credit card bank, made a particularly strong contribution to earnings relative to last year.

         Net income for the first nine months of 1997 increased to $266.5 million from $257.7 million during the first nine months of 1996. 1996's first nine months included RAL profits of $70.0 million aftertax and a $8.4 million aftertax gain related to the sale of the Beneficial Insurance Group's annuity block. The first nine months of 1997 included RAL profits of $45.0 million aftertax, $4.7 million aftertax gain on the sale of the Central National Life Insurance Company of Omaha's (CNL) ordinary life portfolio and an $11.5 million tax benefit from the utilization of a capital loss relating to the German operation. Removing the impact of the one-time items in both years, as well as all gains relating to securitizations and RAL earnings, the earnings of the remainder of the Company's business increased 10% in the first nine months of 1997 as compared with the first nine months of 1996.

         Lending spread increased $36.8 million or 11% for the third quarter, and $97.9 million or 10% for the first nine months from 1996. As a percentage of average receivables, the lending spread of 10.19% in the third quarter of 1997 increased from 10.02% in the prior year third quarter. For the first nine months, the lending spread percentage increased to 9.94% in 1997 from 9.90% in 1996 reflecting a greater proportion of higher-yielding unsecured loans in the portfolio, and improved spreads at BNB USA. The lending spread percentage at BNB USA increased to 14.01% and 12.75% for the third quarter and nine months, respectively, as compared with 10.46% and 10.44% in the corresponding periods in 1996.

         During the third quarter, other revenue increased $15.6 million to $116.4 million or 15% from 1996. The increase in the third quarter related to increased servicing revenue on securitized receivables and a $37.7 million gain on sale resulting from a securitization versus a $30.7 million securitization gain in the third quarter of 1996. For the nine months, other revenue was flat compared with 1996, as increased securitization revenue and gains were offset by lower RAL revenues.

         For the third quarter, insurance pretax earnings increased 15% to $24.1 million from $21.0 million in the prior year quarter. For the nine months, total insurance pretax earnings declined to $79.0 million from $83.0 million in the 1996 period, as 1996 included the annuity-related gain previously mentioned. Excluding this gain, and this year's second quarter gain on the sale of the ordinary life portfolio, total insurance pretax income for the nine months increased 22% to $71.7 million from $58.6 million a year earlier. These results reflect strong premium revenues and lower loss ratios, corresponding to the improved internal growth in insurance sold through the consumer finance subsidiaries. The Company continues to runoff the non-affiliated independent credit business.

         Subsidiaries outside the United States contributed $14.8 million and $37.6 million pretax earnings in the third quarter and first nine months, respectively, compared with $10.9 million and $35.4 million in 1996. The Canadian and German subsidiaries contributed in the aggregate $3.8 million and $8.0 million in pretax profits for the quarter and the year to date, respectively, compared with $6.4 million and $18.7 million in 1996.

         Reflecting the significant increase in net chargeoffs as a percentage of average finance receivables, and the increase in the average receivable base, the provision for credit losses increased 36% to $127.1 million in the third quarter and 28% to $327.6 million in the first nine months in comparison with the same periods in 1996. As an annualized percentage of average receivables owned, first nine months net chargeoffs rose to 2.69% of the portfolio from 2.10% in the 1996. From a product line perspective, the increase in chargeoff rates were most evident in the credit card portfolio, which rose to 4.60% from 3.55% during the first nine months of 1996 and in personal unsecured loans, which increased to 5.01% during the first nine months of 1997 from 4.47% a year earlier.

         Both trends reflect a higher level of consumer bankruptcy in North America. The increase in the credit card chargeoff rate also reflects the maturing of BNB USA's private-label credit card portfolio, which continues within expectations. Management expects this credit card trend to continue as the portfolio matures, while the personal unsecured chargeoff rates will continue to reflect the economic cycle and the economic health of the consumer. In addition, the BNB USA chargeoffs also reflect some increased risk in certain merchant portfolios, for which BNB USA has increased pricing which is reflected in higher interest margins.

         Salaries and other operating expenses were up 5% and 8%, respectively, in the third quarter and first nine months of this year compared to 1996. Relating these operating expenses to average owned receivables generates an operating expense ratio of 7.38% in the first nine months compared to 7.50% in 1996. As a percentage of average managed receivables, the first nine months operating expense ratio was 6.43% compared to 6.68% a year earlier.

         The effective tax rate was 36% for the first nine months of 1997 versus 41% in 1996. In addition to the aforementioned utilization of a capital loss relating to the German operation, the lower rate also reflects more efficient overall utilization of foreign tax credits. The full year tax rate is also expected to be below the 1996 rate of 39%.

Changes in Cash Flow and Liquidity

         The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, proceeds from the sale of receivables through securitizations, and cash provided through operations. The monthly collections of cash principal as a percentage of average receivables averaged 6.59% in the first nine months of 1997, compared to 5.43% in the first nine months of 1996 reflecting the paydown of certain maturing same-as-cash portfolio tranches at BNB USA.

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

         The aforementioned sale of the German and Canadian subsidiaries and the subsequent repurchase of common stock and reinvestment in technological improvements are likely to result in an increase in the Company's leverage ratio.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the computation of earnings per share (EPS) and requires dual presentation of basic and diluted EPS by entities with complex capital structures. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company does not expect the presentation of diluted EPS to differ significantly from the current primary EPS.

         The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 beginning January 1, 1998.

         The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 beginning January 1, 1998.

         The consolidated financial statements and related notes should be read in conjunction with the preceding review.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company and its subsidiaries are named as parties to various legal proceedings resulting from its activities in the ordinary course of business. These legal proceedings may be purported class actions or individual actions. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such actions, the Company believes that the amount of such liabilities will not result in monetary damages which in the aggregate would have a material adverse effect on the financial position of the Company.

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

10.1 Copy of First Amendment to Lease dated as of July 2, 1997 between Hamilton Associates Limited Partnership and Beneficial Management Corporation.

10.2 Copy of Guaranty dated as of July 2, 1997 of Beneficial Corporation relating to the Lease, as amended, between Hamilton Associates Limited Partnership and Beneficial Management Corporation.

27           Financial Data Schedule (in EDGAR filing only).

         b) The Company filed the following reports on Form 8-K during the period covered by this Form 10-Q:

                1) A report on Form 8-K, dated July 24, 1997, relating to the Company's second-quarter earnings, which were announced on July 24, 1997.

                2) A report on Form 8-K, dated July 25, 1997, relating to the Company's Medium-Term Note program and contained as exhibits to such filing the Form of Distribution Agreement and forms of Fixed Rate and Floating Rate Notes.

                3) A report on Form 8-K, dated July 31, 1997, relating to an increase in the quarterly cash dividend on the Company's common stock by 9.6% to $.57 per share.

                       BENEFICIAL CORPORATION AND SUBSIDIARIES





                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date   November 10, 1997                                  /s/ Jonathan Macey
      -------------------                                 ------------------
                                                          Jonathan Macey
                                                          Sr. Vice President
                                                          and Controller
                                                          (Chief Accounting
                                                          Officer)




Date   November 10, 1997                                 /s/ Andrew C. Halvorsen
      -------------------                                -----------------------
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

10.1 Copy of First Amendment to Lease dated as of July 2, 1997 between Hamilton Associates Limited Partnership and Beneficial Management Corporation.

10.2 Copy of Guaranty dated as of July 2, 1997 of Beneficial Corporation relating to the Lease, as amended, between Hamilton Associates Limited Partnership and Beneficial Management Corporation.

27               Financial Data Schedule (in EDGAR filing only).

                                                                    Exhibit 10.1
                               FIRST AMENDMENT TO LEASE


         This FIRST AMENDMENT TO LEASE is dated as of July 2, 1997 (this "First Amendment") between HAMILTON ASSOCIATES LIMITED PARTNERSHIP ("Lessor"), a Delaware limited partnership, having an address c/o PW Hamilton Corporation, c/o PaineWebber Incorporated, 1285 Avenue of the Americas, New York, New York, 10019 and BENEFICIAL MANAGEMENT CORPORATION ("Lessee"), a Delaware corporation, having its principal executive offices at 200 Beneficial Center, Peapack, New Jersey 07977.

                                     RECITALS


         WHEREAS, Lessor and Lessee executed that certain Lease dated as of June 28, 1982 (the "Lease");

         WHEREAS, Section 40 of the Lease provides that the Lease may not be changed, waived, discharged or terminated except by an instrument in writing and in recordable form signed by Lessor and Lessee;

         WHEREAS, pursuant to that certain letter agreement dated July 29, 1994, the existing interest bearing indebtedness of the Lessor is being refinanced contemporaneously herewith by the proceeds of the issuance and sale of Notes (as hereinafter defined);

         WHEREAS, in connection with such refinancing of the existing indebtedness of the Lessor contemporaneously herewith and pursuant to that certain letter agreement dated July 29, 1994, Lessee has requested that Lessor amend and, subject to the terms and conditions set forth herein, Lessor is willing to amend the Lease as set forth herein, in consideration of which Lessor has required as a condition precedent thereto that Lessee amend and, subject to the terms and conditions set forth herein, Lessee is willing to amend ARTICLE XV of the Lease in certain respects as more fully set forth herein; and

         WHEREAS, subject to the terms and conditions set forth herein, the Lessee and the Lessor have agreed to make certain other modifications to the Lease as more fully set forth herein;

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lessor and Lessee hereby agree as follows:

         1. Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to them in the Lease.

         2. The cover page of the Lease is hereby amended by deleting the legend set forth thereon.

         3. Article II of the Lease is hereby amended by deleting the definitions of the terms "Consent", "Guaranty", "Notes" and "Overdue Rate" in their entireties and inserting the following defined terms in the appropriate places designated by alphabetical order:

                  Consent: The Consent and Agreement dated as of July 2, 1997 executed by the Lessee, Ground Landlord and Guarantor, as the same may from time to time be supplemented or amended.

                  Guaranty: The Guaranty by Guarantor dated as of July 2, 1997, guaranteeing Lessee's performance of the provisions of this Lease, substantially in the form attached hereto as Exhibit A, as the same may from time to time be supplemented or amended.

                  Note Purchase Agreement: Any note purchase agreement or similar agreement such as the 1997 Note Purchase Agreement.

                  Notes: Collectively, the 7.24% Secured Promissory Notes due 2010 issued in accordance with the 1997 Note Purchase Agreement and any other promissory notes evidencing indebtedness incurred in connection with a Refinancing pursuant to Section 42 hereof, as applicable.

                  Overdue Rate - On any date, a rate per annum equal to the greater of either (i) an annual rate equal to the prime rate published in The Wall Street Journal for such date (or, if more than one prime rate is published in The Wall Street Journal for such date, the highest such rate), plus two percent (2%) per annum, or (ii) 9.24% per annum.

                  Refinancing: As defined in Section 42(a) hereof.

                  1997 Note  Purchase  Agreement:  The Note  Purchase  Agreement
         dated  as  of  July  2,  1997  among  the  Lessor  and  the   financial
         institutions listed in Schedule I thereto.

         4. Paragraphs (e) and (f) of Section 3.1 of the Lease are hereby deleted in their entireties and the following new paragraphs (e) and (f) are hereby substituted in place thereof:

                  (e) during the next five years of the Fixed Term, the amount of $21,784,422.00 per annum payable in equal, consecutive monthly installments of $1,815,368.50 each, commencing on August 2, 1997 and continuing monthly thereafter on the second day of each month through and including July 2, 2002;

                  (f) during the last eight years of the Fixed Term, the amount of $21,807,942.00 per annum payable in equal, consecutive monthly installments of $1,817,328.50 each, commencing on August 2, 2002 and continuing monthly thereafter on the second day of each month through and including July 1, 2010;

         5. Paragraph (a) of Section 15 of the Lease is hereby amended and restated in its entirety to read as follows:

                  15. Termination of Lease upon Discontinuance of Operations on the Leased Property. (a) If, in the good faith judgment of the Board of Directors of Lessee, the Leased Property becomes uneconomic or unsuitable for Lessee's then use and occupancy, and Lessee has discontinued use of the Leased Property in its business operations or will discontinue such use within a period of seven hundred twenty (720) days after the date of the Officer's Certificate hereinafter referred to, and will not use the Leased Property for five (5) years thereafter, all as set forth in an Officer's Certificate delivered to Lessor, then, if no Event of Default shall have occurred, Lessee may, at any time after the expiration of the eighteenth (18th) Year, give Lessor notice of termination of this Lease accompanied by the Officer's Certificate described above and an offer to purchase Lessor's Estate on the first Payment Date (the "Economic Termination Purchase Date") occurring not less than seven hundred and twenty (720) days after the date of such offer for a purchase price equal to the amount set forth in Exhibit C hereto with respect to such Payment Date. As a condition precedent to the effectiveness of such notice of termination and offer to purchase Lessor's Estate and Lessee's exercise of its rights pursuant to this
         Section 15, such notice of termination and offer to purchase Lessor's Estate shall be accompanied by a payment by Lessee to Lessor in immediately available funds of an amount equal to the Rejectable Offer Payment (as hereinafter defined). The Rejectable Offer Payment shall be in addition to the payment of the purchase price payable in connection with such purchase of Lessor's Estate as set forth on Exhibit C hereto and shall be retained by the Lessor irrespective of whether the offer to purchase Lessor's Estate is accepted or rejected pursuant to the provisions of paragraph (b) or paragraph (c) of this Section 15. No Rejectable Offer Payment shall be made with respect to any notice of termination given after the expiration of the Fixed Term pursuant to paragraph (d) of this Section 15. The Rejectable Offer Payment shall mean an amount equal to one hundred percent (100%) of the cumulative reduction in Basic Rent realized by Lessee pursuant to the terms of
         ARTICLE XLII of this Lease (but taking into account the immediately succeeding sentence) as a result of all Refinancings (as hereinafter defined, provided that for purposes of determining the Rejectable Offer Payment, the term "Refinancing" shall include without limitation, the refinancing of Lessor's existing indebtedness effected on July 2, 1997) which shall have occurred prior to the date of such notice of termination and offer to purchase Lessor's Estate, such cumulative reduction in Basic Rent to be computed from the date of effectiveness of each monthly reduction in Basic Rent due hereunder through the date of payment of the Rejectable Offer Payment pursuant hereto, plus interest on the amount of such cumulative reduction in Basic Rent outstanding from time to time at a rate equal to the annual rate of interest for the then most recent price quote for direct obligations of the United States having a maturity of one year as published by the Board of Governors of the Federal Reserve System in the then most recent issue of "Statistical Release H.15 (519), Selected Interest Rates," or any successor publication, under the heading "Treasury Bills-Secondary Market," or if not so published as otherwise then most recently announced by the United States Department of Treasury, on or immediately prior to the closing date of each Refinancing, which rate shall be reset on each anniversary of such closing date to the then annual rate of interest on such direct obligations as determined above, in each case, accruing monthly in arrears. Immediately upon notice by Lessee of its termination of this Lease and offer to purchase Lessor's Estate pursuant to this paragraph (a), and thereafter during the period following such notice of termination and offer to purchase until the Economic Termination Purchase Date, each installment of Basic Rent due and payable hereunder during such period shall be increased to an amount equal to the amount of the corresponding installment of Basic Rent that would have been payable pursuant to Section 3.1 hereof had this Lease never been amended, which corresponding installments are set forth below:

                           (i) during the  sixteenth  through and  including the
                  twentieth year of the Fixed Term, the amount of $27,380,445.12 per annum payable in equal, consecutive monthly installments of $2,281,703.76 each, commencing on August 2, 1997 and continuing monthly thereafter on the second day of each month through and including July 2, 2002; and

                           (ii) during the  twenty-first  through and  including
                  the twenty-eighth year of the Fixed Term, the amount of $27,403,965.12 per annum payable in equal, consecutive monthly installments of $2,283,663.76 each, commencing on August 2, 2002 and continuing monthly thereafter on the second day of each month through and including July 1, 2010;

         6. Paragraph (a) of Section 16.1 of the Lease is hereby amended by deleting the words "ten (10) days" in the last line thereof and substituting in place thereof the words "five (5) days".

         7. Paragraph (b) of Section 16.1 of the Lease is hereby deleted in its entirety and the following new paragraph (b)is inserted in place thereof:

                  (b) if Lessee shall fail to observe or perform any other term, covenant or condition of this Lease and such failure shall continue for a period of thirty (30) days after the earlier of (x) the Lessee having actual knowledge thereof and (y) notice thereof by Lessor, unless, subject to any provision herein permitting contests, such failure cannot with due diligence be cured within a period of thirty (30) days, in which case such failure shall not be deemed to constitute an Event of Default if Lessee proceeds promptly and with all due diligence to cure such default and diligently completes the curing thereof within sixty (60) days after expiration of such thirty (30) day period, or

         8.  Section  16.1  of  the  Lease  is  hereby   amended  by  inserting,
immediately after the comma at the end of paragraph (o) thereof, the word "or" and the following new paragraph (p):

                  (p) the Guaranty shall cease to be in full force and effect or the Guarantor or any person acting on behalf of the Guarantor shall contest in any manner the validity, binding nature or enforceability of the Guaranty,

         9. The Lease is hereby  further  amended by deleting  paragraph  (a) of
Section 16.5 thereof in its entirety and substituting in place thereof the following new paragraph (a):

                  (a) the sum of (i) any  past  due  Rent  together  with a late charge thereon (to the extent permitted by law) computed from the due date thereof to the date of payment of such liquidated damages at the Overdue Rate (or at the maximum rate permitted by law, whichever is the lesser), (ii) the remaining payments of Basic Rent which would otherwise have become due during the remainder of the then current Term but for such termination provided that such payments of Basic Rent shall be deemed for this purpose to be the amounts that would have been due pursuant to ss.3.1 hereof had this Lease never been amended, (i.e.,
         (a) during the sixteenth through and including the twentieth year of the Fixed Term, the amount of $27,380,445.12 per annum payable in equal, consecutive monthly installments of $2,281,703.76 each, commencing on August 2, 1997 and continuing monthly thereafter on the second day of each month through and including July 2, 2002, (b) during the twenty-first through and including the twenty-eighth year of the Fixed Term, the amount of $27,403,965.12 per annum payable in equal, consecutive monthly installments of $2,283,663.76 each, commencing on August 2, 2002 and continuing monthly thereafter on the second day of each month through and including July 1, 2010 and (c) during the renewal terms, if any the sums provided for in Article XIX hereof) as of the later of the date to which Basic Rent shall have been paid or the date to which Lessee shall have paid current damages pursuant to
         Section 16.4, discounted to the date of payment at the rate of 16.5% per annum calculated on a monthly basis, together with a late charge thereon computed from the later of such dates to the date of payment of such liquidated damages at (to the extent permitted by law) the Overdue Rate (or at the maximum rate permitted by law, whichever is the lesser), and (iii) an amount equal to the Additional Rent and other charges (as reasonably estimated by Lessor) which would be payable hereunder from such date for what would have been the then unexpired current Term had the same not been terminated, discounted to the date of payment at the rate of 16.5% per annum, calculated on a monthly basis, less

         10. The Lease is hereby further amended by deleting Section 16.6 thereof in its entirety and substituting in place thereof the following new
Section 16.6:

                  16.6. Immediately upon the occurrence of an Event of Default during any term hereof, Lessee shall be deemed to have offered to purchase Lessor's Estate on the first Basic Rent payment date occurring thirty (30) days after the date specified in a notice of termination of this Lease given to Lessee and Ground Landlord, for an amount equal to the amount set forth in Exhibit C with respect to such payment date, plus all Rent then due and payable (including the installment of Basic Rent due on the purchase date) as of the date of purchase, plus, if the applicable purchase date is during the Fixed Term, an amount equal to the Rejectable Offer Payment determined as set forth in Section 15(a) hereof with respect to such purchase date; thereafter, Lessor shall promptly notify Lessee of its acceptance or rejection of such offer and failing to give such notice shall be deemed to have accepted the same; and upon such acceptance, Lessor shall convey Lessor's Estate to Lessee on the date fixed therefor in accordance with the provisions of Article XVIII, upon receipt of the purchase price therefor, and this Lease shall thereupon terminate. Any purchase by Lessee of Lessor's Estate pursuant to this Section shall be in lieu of the liquidated damages specified in Section 16.5. The Lessee shall pay an amount equal to the Rejectable Offer Payment to Lessor on the applicable purchase date irrespective of whether the offer to purchase is accepted or rejected pursuant to this Section 16.6. Immediately upon the occurrence of an Event of Default and Lessee's offer to purchase Lessor's Estate pursuant to this Section 16.6, and thereafter until the applicable purchase date, each installment of Basic Rent due and payable hereunder during such period shall be increased to an amount equal to the amount of the corresponding installment of Basic Rent that would have been payable pursuant to Section 3.1 hereof had this Lease never been amended, which corresponding installments are set forth below:

                           (a) during the  sixteenth  through and  including the
                  twentieth year of the Fixed Term, the amount of $27,380,445.12 per annum payable in equal, consecutive monthly installments of $2,281,703.76 each, commencing on August 2, 1997 and continuing monthly thereafter on the second day of each month through and including July 2, 2002; and

                           (b) during the twenty-first through and including the
                  twenty-eighth year of the Fixed Term, the amount of $27,403,965.12 per annum payable in equal, consecutive monthly installments of $2,283,663.76 each, commencing on August 2, 2002 and continuing monthly thereafter on the second day of each month through and including July 1, 2010;

         11. In accordance with Article XXXV of the Lease, Lessor and Lessee hereby release from the lien of the Lease the parcel of land described and designated as Lot 9, Block 20 on the current official tax map of the Borough of Peapack and Gladstone, Somerset County, New Jersey (the "Released Lands"), which Released Lands are a portion of the land described in Schedule B attached to the Lease. All references to the Land herein shall be to the parcel of land more particularly described in Schedule A attached hereto.

         12. The Lease is hereby further amended by deleting Section 36 thereof in its entirety and substituting in place thereof the following new Section 36:

                  36. Termination upon Change in Method of Taxation. (a) In the event of the passage, after the date of this Lease, of any law changing in any way the laws now in force for the taxation of mortgages or debts secured thereby, for state or local purposes, or the operation of any such taxes so as to adversely affect the interest of the Lessor's Assignees, if any, in the Land or in the Lessor's Estate or the Indenture or the Notes, and if, pursuant to any Indenture, Lessor is obligated to bear and pay the full (or any partial amount requested by Lessor's Assignees, if any) amount of such taxes, then Lessee shall pay, as Additional Rent hereunder without offset or credit against any other Rent due under this Lease, all or such portion of such taxes as may be requested by Lessor, provided, however, that if for any reason payment by the Lessee or Lessor of any such new or additional taxes would be unlawful or if the payment thereof would constitute usury or render the indebtedness of Lessor to Lessor's Assignees, if any, wholly or partially usurious under any of the terms or provisions of any Indenture or otherwise, the Lessee will offer by notice given not later than ten (10) days after Lessor's demand therefor (and failing to do so, Lessee will be deemed to have offered), but only during the Fixed Term, to purchase Lessor's Estate on the first Payment Date occurring not less than thirty (30) days after such change in the law for a purchase price equal to the amount set forth in Exhibit B with respect to such Payment Date, and in such event, Lessor shall take all actions required by Article XVIII of this Lease.

         13.  The Lease is  hereby  further  amended  by the  addition  of a new
ARTICLE XLII, which shall read in its entirety as follows:

         42. Refinancing of Lessor's Indebtedness. (a) (i) Subject to the other terms and provisions of this Section 42, Lessee shall have the right from time to time to request that Lessor enter into a refinancing of all, or any portion, of the Notes, and the accrued and unpaid interest thereon (but at the outstanding balance of the Notes as of the date of refinancing thereof) and any prepayment premium payable in connection therewith, or any other indebtedness subsequently incurred by Lessor to refinance the Notes and the accrued and unpaid interest thereon and any prepayment premium payable in connection therewith (each, a "Refinancing"). In the event of any such request by Lessee, Lessor will cooperate in good faith with Lessee's efforts to arrange for a Refinancing and the general partners of Lessor will present the terms and conditions of the same to Lessor's limited partners for their approval, as required by Lessor's Agreement of Limited Partnership, as in effect from time to time (the "Partnership Agreement"); provided that each of the general partners of Lessor determines reasonably, and in good faith, that the terms and conditions of any such Refinancing both: (i) are not, taken as a whole, materially more adverse to Lessor (it being agreed that if any such Refinancing provides for recourse to the Lessor or its partners, such recourse shall be to the same extent as, or to a lesser extent than, the recourse provided in the then existing indebtedness (i.e., such Refinancing shall be nonrecourse with respect to all amounts due and owing at any time thereunder subject to the same or less burdensome exceptions) or it shall be deemed to be materially more adverse), and (ii) are, with respect to the economic terms and conditions of such Refinancing, more favorable to Lessor, in each case, as compared to the terms and conditions then in effect with respect to Lessor's then existing indebtedness. The provisions of this paragraph (a) are not intended, and shall not be deemed or construed, to prohibit, restrict or in any way limit Lessor's right to enter into a Refinancing with respect to its then existing indebtedness, notwithstanding that Lessee shall not have requested that Lessor do so, which right Lessor shall have the unfettered discretion to exercise at any time and from time to time on and after the date hereof. If any such Refinancing is initiated by Lessor, Lessee will cooperate with Lessor in good faith, and, if Lessee shall have determined reasonably, and in good faith, that the terms and conditions of such Refinancing both (i) are not, taken as a whole, but only to the extent that the same affect Lessee, e.g., by way of any required modification of this Lease, in the aggregate materially more adverse to Lessee, and (ii) are, with respect to the economic terms and conditions of such Refinancing to the extent that the same affect Lessee, e.g., by way of any required modification of this Lease, more favorable to Lessee, in each case, as compared to the terms and conditions then in effect with respect to Lessor's then existing indebtedness, then Lessor and Lessee and the terms of any such Refinancing shall comply with the other terms and conditions of this Section 42.

                  (ii) In the event that either Lessor or Lessee initiates a Refinancing, the initiating party shall notify the other of its intention to do so in writing, which notice shall be given by the initiating party prior to the taking of any action with respect to such Refinancing by such party. Upon the giving of such notice by either party, Lessor and Lessee shall, subject to the provisions of this
         Section 42, cooperate in good faith in taking such actions as are reasonably necessary to consummate such Refinancing. Such actions shall include, but not be limited to, the placement of debt. Lessee shall be permitted, if it determines to do so, to manage the process of placing debt in connection with any proposed Refinancing; provided, however, that Lessee shall act in good faith and with diligence in managing such process, and provided further, that Lessor (x) shall be permitted to participate in all material discussions, and to negotiate the terms and conditions of any such proposed Refinancing, with potential lenders and underwriters, and (y) shall have the right to manage such process if
         (A) Lessee informs Lessor in writing that it does not wish to do so, or
         (B) if Lessee fails to respond to a written request from Lessor as to Lessee's intention to continue to manage such process within ten (10) business days after such request is received by Lessee.

                  (iii) In connection with any Refinancing, irrespective of which party initiates the same, the amount to be borrowed pursuant to such Refinancing shall not exceed the amount necessary to prepay the entire outstanding principal balance of the Notes, or any portion thereof, or any portion of Lessor's then existing interest-bearing indebtedness which previously refinanced the Notes, or any portion thereof, together with all accrued and unpaid interest thereon, and any premium (including, without limitation, any make-whole, yield maintenance or variable rate premium) payable thereunder, plus, subject to, and in accordance with, the terms and provisions of paragraph (d) of this Section 42, all costs, fees, expenses and commissions incurred in connection with such Refinancing.

                  (iv) Lessor and Lessee hereby acknowledge and agree that the terms and conditions of any such Refinancing, irrespective of which party initiates the same, shall be subject, inter alia, to the approval of Lessor's limited partners in accordance with the terms of Lessor's Partnership Agreement.

                  (b) Concurrently with each Refinancing, and irrespective of whether Lessor or Lessee initiates the same, this Lease shall be modified so that the amount of each remaining periodic payment of Basic Rent provided for hereunder as in effect immediately prior to such Refinancing shall be reduced by an amount equal to eighty percent (80%) of the excess of (i) the amount of each corresponding periodic debt service installment provided for pursuant to Lessor's then existing indebtedness immediately prior to such Refinancing over (ii) the amount of each corresponding periodic debt service installment provided for pursuant to the terms of such Refinancing (the amount of such excess for each periodic debt service installment being hereinafter referred to as the "Debt Service Reduction") (with respect to the Refinancing effected on July 2, 1997, such rent reduction is reflected in Section 2 of the First Amendment to Lease). Accordingly, the amount of the excess of (x) each periodic payment of Basic Rent provided for under this Lease immediately after the modification of this Lease resulting from such Refinancing over (y) each corresponding periodic debt service installment provided for pursuant to such Refinancing will be equal to the excess of (a) each corresponding periodic payment of Basic Rent provided for under this Lease immediately prior to such modification over (b) each corresponding periodic debt service installment provided for pursuant to Lessor's then existing indebtedness immediately prior to such Refinancing plus (c) an amount equal to twenty percent (20%) of the corresponding Debt Service Reduction. In addition to the foregoing, it is hereby understood and agreed that the amounts of Basic Rent payments payable hereunder shall in all events be at least sufficient so that the indebtedness refinancing the then outstanding Notes, (or indebtedness incurred in any other Refinancing) together with any portion of such Notes not so refinanced, together with all accrued and unpaid interest thereon, will be fully amortized thereby, without any bullet or balloon payment, at the expiration of the Fixed Term. In addition, the purchase prices payable by the Lessee with respect to Lessor's Estate pursuant to Exhibit B and Exhibit C of this Lease shall be adjusted so that in all events such purchase prices will be sufficient to pay the entire then outstanding principal balances of any refinanced indebtedness plus all of Lessor's other interest-bearing indebtedness that is subject to Refinancing hereunder but that has not been then refinanced, if any, plus all accrued and unpaid interest and any premium thereon (including such adjustments as are necessary to provide for any make-whole, yield maintenance or variable rate premium not susceptible to calculation until the actual prepayment of such indebtedness), plus an additional amount payable to the Lessor which shall be equal to the excess of (i)(x) in the case of the purchase prices set forth on Exhibit B hereto, the amount that would then be payable by the Lessee pursuant to Exhibit B hereto or (y) in the case of the purchase prices set forth on Exhibit C hereto, the amount that would then be payable by the Lessee pursuant to Exhibit C hereto over
         (ii) in each case, the amount of what would have been the outstanding balance, on and as of the relevant date, of all of Lessor's interest-bearing indebtedness outstanding as of the date and immediately after the effectiveness of the First Amendment to Lease (but at its outstanding balance as of the date of the particular Refinancing), plus all accrued and unpaid interest and any premium thereon, assuming in the case of both clause (i) and clause (ii) that no Refinancing had ever occurred (with respect to the Refinancing effected on July 2, 1997, the modifications to such Exhibits are reflected in Section 14 of the First Amendment to Lease).

                  (c) Subject to the provisions of paragraphs (a) and (b) of this Section 42, each Refinancing, and the related modifications to this Lease, the Ground Lease and the Indenture, if any, to be entered into by Lessor and/or Lessee in connection with such Refinancing, shall reflect such terms and conditions as are reasonably required by the lenders providing such Refinancing and which are then reasonably standard for similar real property credit net lease financings. In addition, the closing of each Refinancing and the related modifications to this Lease shall be subject to the satisfaction of closing conditions which are then reasonably standard for similar real property credit net lease financings, including the delivery of closing certificates and opinions, and the receipt by Lessor of a reasonably satisfactory opinion of independent tax counsel to the Lessor (reasonably acceptable to Lessee, it being agreed that Bingham, Dana & Gould LLP is deemed to be acceptable to Lessee) to the effect that the contemplated transactions will have no material adverse Federal income tax effect on the limited partners of Lessor. In addition, Guarantor shall confirm the continuing effectiveness of the Guaranty of the Lease as modified.

                  (d) Lessee shall pay and/or reimburse, or cause to be paid and/or reimbursed, in full, at the closing of each Refinancing, or sooner, if negotiations with respect to any such Refinancing shall be terminated prior to a closing of the same, all costs and expenses of Lessee, Lessor and the lenders providing each such Refinancing, and any other party thereto, including, without limitation, reasonable legal fees and expenses, recording costs, mortgage taxes, insurance premiums and other reasonable closing costs in connection with each such Refinancing, the related modifications to this Lease, and the transactions contemplated thereby, including, without limitation, the reasonable costs of soliciting the consent of the Lessor's limited partners to each such Refinancing and related modifications to this Lease. All such costs and expenses may be borrowed by Lessor from the lenders providing each such Refinancing, as provided in paragraph (a)
         (iii) of this Section 42; provided, however, that, if Lessee shall have initiated any such Refinancing pursuant to notice first given by Lessee pursuant to paragraph (a) (ii) of this Section 42, then each installment of Basic Rent otherwise payable hereunder as calculated pursuant to paragraph (b) of this Section 42 shall be increased by an amount equal to twenty percent (20%) of the portion of each of Lessor's corresponding periodic debt service installments attributable to the borrowing of the amount of such costs and expenses by Lessor, notwithstanding the provisions of paragraph (b) of this Section 42 to the contrary (with respect to the Refinancing effected on July 2, 1997, such adjustments are reflected in Section 4 of the First Amendment to Lease).

         14. Schedule A, Exhibit A, Exhibit B and Exhibit C of the Lease are hereby deleted in their entireties and Schedule A, Exhibit A, Exhibit B and Exhibit C attached hereto and incorporated herein are substituted in place thereof.

         15. Except as expressly amended hereby, the Lease and each of its terms and provisions is hereby confirmed and is and shall remain in full force and effect, unmodified hereby.

         16. This First Amendment to Lease may be executed in several counterparts, (each of which shall be deemed an original) in which event each complete set of counterparts shall constitute one and the same instrument. This First Amendment to Lease shall in all respects be governed by, and construed in accordance with, the laws of the State of New Jersey, including all matters of construction, validity and performance.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Lease to be executed as of the date first above written.

                                    HAMILTON ASSOCIATES
                                    LIMITED PARTNERSHIP,
                                     a Delaware limited partnership,
                                     Lessor

                                    By:  PW Hamilton Corporation,
                                            general partner

                                    By:  /s/ Stephen R. Dyer
                                         Printed Name:  Stephen R. Dyer
                                         Title:  Vice President

                                    By:  Peapack Properties Inc.
                                            general partner

                                    By:   /s/ Steven Baumgarten
                                          Printed Name:  Steven Baumgarten
                                          Title:  Executive Vice President

                                    BENEFICIAL MANAGEMENT
                                    CORPORATION,
                                     a Delaware corporation,
                                     Lessee

                                    By:     /s/ Charles D. Brown
                                            Printed Name:  Charles D. Brown
                                            Title:  Vice President

                                    BENEFICIAL FACILITIES
                                    CORPORATION,
                                     a New Jersey corporation

                                    By:     /s/ Charles D. Brown
                                            Printed Name:  Charles D. Brown
                                            Title:  Vice President

STATE OF NEW YORK          )
                           )        ss.:
COUNTY OF NEW YORK         )

Be it Remembered, that on July 1, 1997, before me, the subscriber, a Notary Public of the State of New York personally appeared Charles D. Brown who, being by me duly sworn on his oath, deposes and makes proof to my satisfaction, that he is the Vice President and Assistant General Counsel of BENEFICIAL MANAGEMENT CORPORATION, a Delaware corporation, the Corporation named in the within instrument; that the execution, as well as the making of this Instrument, has been duly authorized by a proper resolution of the Board of Directors of the said Corporation; and said instrument was signed and delivered by said Vice President and Assistant General Counsel as and for the voluntary act and deed of said Corporation.


Sworn to and subscribed before me, at New York, New York on the date aforesaid.

/s/ Casey D. Barnett
Notary Public of the State of
              New York

STATE OF NEW YORK          )
                           )        ss.:
COUNTY OF NEW YORK         )

Be it Remembered, that on July 1, 1997, before me, the subscriber, a Notary Public of the State of New York personally appeared Charles D. Brown who, being by me duly sworn on his oath, deposes and makes proof to my satisfaction, that he is the Vice President of BENEFICIAL FACILITIES CORPORATION, a New Jersey corporation, the Corporation named in the within instrument; that the execution, as well as the making of this Instrument, has been duly authorized by a proper resolution of the Board of Directors of the said Corporation; and said instrument was signed and delivered by said Vice President as and for the voluntary act and deed of said Corporation.


Sworn to and subscribed before me, at New York, New York on the date aforesaid.

/s/ Casey D. Barnett_________
Notary Public of the State of
              New York

STATE OF NEW YORK          )
                           )        ss.:
COUNTY OF NEW YORK         )

Be it Remembered, that on July 1, 1997, before me, the subscriber, a Notary Public of the State of New York personally appeared Stephen R. Dyer who, being by me duly sworn on his oath, deposes and makes proof to my satisfaction, that he is the Vice President of PW HAMILTON CORPORATION, a Delaware corporation and a General Partner of HAMILTON ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership which Corporation is named as a General Partner in the within instrument; that the execution, as well as the making of this Instrument, has been duly authorized by a proper resolution of the Board of Directors of the said Corporation; and said instrument was signed and delivered by said Vice President as and for the voluntary act and deed of said Corporation.


Sworn to and subscribed before me, at New York, New York on the date aforesaid.

/s/ Casey D. Barnett__________
Notary Public of the State of
              New York

STATE OF NEW YORK          )
                           )        ss.:
COUNTY OF NEW YORK         )

Be it Remembered, that on July 1, 1997, before me, the subscriber, a Notary Public of the State of New York personally appeared Steven Baumgarten who, being by me duly sworn on his oath, deposes and makes proof to my satisfaction, that he is the Executive Vice President of PEAPACK PROPERTIES INC., a Delaware corporation and a General Partner of HAMILTON ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership which Corporation is named as a General Partner in the within instrument; that the execution, as well as the making of this Instrument, has been duly authorized by a proper resolution of the Board of Directors of the said Corporation; and said instrument was signed and delivered by said Executive Vice President as and for the voluntary act and deed of said Corporation.


Sworn to and subscribed before me, at New York, New York on the date aforesaid.

/s/ Casey D. Barnett__________
Notary Public of the State of
              New York

                                 Schedule A

                            [Property Description]

                  Schedule A Continued Permitted Encumbrances


                                 [Exceptions]

                                   Exhibit A

                                   [Guaranty]

                                    Exhibit B

                [Termination Schedule - Casualty and Condemnation]

                                    Exhibit C

               [Payment Dates, Payment Numbers and Purchase Prices]

                                                                    Exhibit 10.2
                                    GUARANTY



         GUARANTY (this "Guaranty"), dated as of July 2, 1997, of BENEFICIAL CORPORATION (the "Guarantor"), a Delaware corporation, having its principal office at One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19809.

                              W I T N E S S E T H:

         HAMILTON ASSOCIATES LIMITED PARTNERSHIP (the "Partnership"), a Delaware limited partnership, has previously acquired (1) a leasehold estate created pursuant to the Ground Lease between BENEFICIAL FACILITIES CORPORATION (the
"Ground Landlord"), a New Jersey corporation, as ground landlord and the Partnership, as lessee, dated as of June 28, 1982, as amended by the First Amendment to Ground Lease dated as of the date hereof, in a parcel of real property (the "Land") located in the Borough of Peapack and Gladstone, County of Somerset and State of New Jersey, more particularly described in Schedule A attached to the Lease referred to below, and (2) fee simple title to the buildings, structures, fixtures and improvements thereon (collectively, the "Improvements", and collectively with the Partnership's leasehold interest in the Land, the "Property"), and (i) the Partnership, as lessor, previously entered into a Lease of the Property, dated as of June 28, 1982, as amended by the First Amendment to Lease dated as of the date hereof (as so amended, and as the same may from time to time be supplemented or further amended, the "Lease"), with BENEFICIAL MANAGEMENT CORPORATION (the "Lessee"), a Delaware corporation, as lessee (Ground Landlord has joined in the execution of the Lease for the limited purposes described therein), (ii) contemporaneously herewith, the Partnership is assigning, pursuant to an Assignment of Lease and Guaranty, dated as of the date hereof (the "Assignment"), its rights as lessor under the Lease and this Guaranty to The Bank of New York, as collateral agent (together with its successors and assigns, the "Collateral Agent") under the Collateral Agency Agreement dated as of the date hereof for the benefit of the holders of the notes secured by the Assignment (such notes collectively referred to as the "Notes" and such holders of the Notes collectively referred to as the "Noteholders"), and (iii) Lessee, Ground Landlord and Guarantor have consented to the Assignment and entered into related agreements pursuant to a Consent and Agreement, dated as of the date hereof (the "Consent").

         Guarantor owns directly or indirectly all of the outstanding capital stock of the Lessee and Ground Landlord and is executing this Guaranty as an inducement to (i) the Noteholders to purchase the Notes and thereby provide the Partnership with the funds to refinance the indebtedness which it incurred in connection with the acquisition of its interest in the Property, (ii) the Partnership to amend the Lease, and (iii) the Collateral Agent to accept an assignment of the Lease as security for the Notes.

         NOW,  THEREFORE,  in consideration of the premises,  and other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged, Guarantor agrees as follows:

         SECTION 1. Guarantor hereby absolutely and unconditionally guarantees, as principal and not as indemnitor, to the Partnership and its assignees the full and punctual performance and observance by the Lessee of all of the terms, conditions, covenants and obligations to be performed and observed by the Lessee under the Lease and the Consent and hereby covenants and agrees that if, for any reason, the Lessee shall fail fully and punctually to perform or observe any of such terms, conditions, covenants or obligations, Guarantor will forthwith punctually perform and observe the same. Guarantor hereby agrees that all terms of this Guaranty shall be reinstated to the extent any payments made by the Lessee to the holders of the Notes are required to be returned to the Lessee by an order of a court of competent jurisdiction. Guarantor hereby subordinates all of its rights against Lessee in respect of any payment made by Guarantor hereunder until the Notes have been paid in full.

         SECTION 2. Guarantor hereby assents to all of the provisions of the Lease and the Consent and waives demand, protest, notice of default, notice of any waivers or extensions granted to the Lessee, any requirement of diligence or promptness on the part of the Partnership or its assignees in the enforcement of the rights and remedies of the Partnership or its assignees under the Lease and the Consent, any enforcement of the Lease and the Consent and any notice thereof, and any other notice whereby to charge Guarantor.

         SECTION 3. Guarantor agrees that its obligations and the rights of the Partnership and its assignees hereunder shall, to the extent permitted by law, be absolute and unconditional and shall neither (a) be terminated, impaired or otherwise affected by, or (b) subject to any offset, deduction, deferment, or abatement, of any kind or nature arising from any action taken by the
Partnership or its assignees pursuant to the Lease or the Consent in the exercise of any right, remedy or power thereby conferred upon them or otherwise available to them in respect thereof, or by any failure or omission on the part of the Partnership or its assignees to enforce or exercise any such right, remedy or power, or by any action of the Partnership or its assignees in granting indulgences or extensions to the Lessee or in waiving or acquiescing in defaults by the Lessee, or by any assignment of the Lease or this Guaranty, or any subletting of the Property, or by the recovery of any judgment against the Lessee or any action to enforce the same, or by the release or discharge of the Lessee or the Partnership in any receivership, bankruptcy, insolvency, arrangement, reorganization or other proceeding or the rejection or disaffirmance of the Lease in any such proceedings, or any other circumstance which might otherwise constitute a legal or equitable discharge of a guarantor or a legal or equitable discharge of the Lessee under the Lease or the Consent. It is understood and agreed that, to the extent permitted by law, in case of the bankruptcy or insolvency of the Lessee, the claims of the Partnership and its assignees against Guarantor hereunder shall not be limited by any provision of the Federal Bankruptcy Code or any similar or corresponding provision of any State or Federal law which, by reason of such bankruptcy or insolvency of the Lessee, would limit the claims of the Partnership and its assignees against the Lessee, and Guarantor agrees that in any such case, upon demand of the Partnership or its assignees, if in the opinion of the Partnership or any of its assignees such action is necessary or desirable in the interests of any assignee of lessor's interest in the Lease, it will enter into a lease of the Property upon the same terms and conditions as the Lease with any designee of its assignees on their behalf. It is also understood and agreed that, in the case of the rejection or disaffirmance of the Lease by or on behalf of the Partnership or its creditors in any receivership, bankruptcy, insolvency, arrangement, reorganization or other proceeding or in the case of the termination of the Lease for any other reason (other than pursuant to the express provisions thereof not relating to a default thereunder), Guarantor will pay to the Partnership and its assignees, if and to the extent Lessee shall not pay to the Partnership or its assignees, as the case may be, amounts equal to all amounts otherwise payable by the Lessee under the Lease, as and to the extent otherwise so payable under the Lease. Guarantor agrees that its obligations hereunder will be automatically reinstated if and to the extent that for any reason any payment by or on behalf of Lessee is rescinded or must be otherwise restored by the Partnership or any of its assignees (or any Noteholder), whether as a result of any receivership, bankruptcy, insolvency, arrangement, reorganization or other proceeding or otherwise, all as though such amount had not been paid. Without limiting the generality of the foregoing, Guarantor hereby, to the extent permitted by law, waives all suretyship defenses it may have. This Guaranty is a guaranty of payment and not of collection.

         SECTION 4. Guarantor agrees that this Guaranty shall remain in full force and effect without impairment of any of its obligations hereunder, notwithstanding any modification or termination of, or release with respect to, the Lease or the Consent or the absence of notice thereof to Guarantor.

         SECTION 5. Guarantor will not consolidate with or merge into, or sell or otherwise dispose of all or substantially all of its properties and assets to, any other corporation, except as permitted by, and in compliance with, the provisions of subsection 16.1(f) of the Lease such that no Event of Default under, and as defined in, the Lease shall occur by reason of any such consolidation, merger, sale or other disposition.

         SECTION 6. This Guaranty shall inure to the benefit of the Partnership, its successors and assigns and any assignee of the Partnership's interest in the Lease (including without limitation the Collateral Agent and the Noteholders), and shall be binding upon the Guarantor and its successors and assigns.

         SECTION 7. This Guaranty may not be changed or terminated orally, but only by a written instrument signed by the party against whom enforcement of any change or termination is sought.

         SECTION 8. This Guaranty shall be governed by and construed in accordance with the laws of the State of New Jersey.

         SECTION 9. This Guaranty may be executed in any number of counterparts, each of which shall be an original; but such counterparts shall together constitute but one and the same instrument.

         IN WITNESS WHEREOF, the Guarantor has duly executed this Guaranty by its duly authorized officer as of the day and year first above written.

                                                   BENEFICIAL CORPORATION

                                                   By: /s/ Ronald E. Bombolis
                                                       Ronald E. Bombolis
                                                       Senior Vice President and
                                                       Controller