Form 10-K
period 1997-12-31
BENEFICIAL CORP
filed 1998-03-30
CIK 8960

================================================================================
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)
      X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                                    Name of each exchange
 Title of each class                                 on which registered
                                                 ----------------------------
Common Stock, $1 Par Value                          New York Stock Exchange
5% Cumulative Preferred Stock, $50 Par Value        New York Stock Exchange
$5.50 Dividend Cumulative Convertible Preferred
   Stock, No Par Value $20 Stated  Value
   (convertible into nine shares of Common Stock)   New York Stock Exchange
$4.50 Dividend Cumulative Preferred Stock,
   $100 Par Value                                   New York Stock Exchange
$4.30 Dividend Cumulative Preferred Stock,
   No Par Value, $100 Stated Value                  New York Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange
8% Debentures Maturing at Holder's Option
   Annually on June 15,
   Commencing in 1983 and Due June 15, 2001         New York Stock Exchange
8.40% Debentures Maturing at Holder's Option
   Annually on December 15, Commencing in
   1986 and Due May 15, 2008                        New York Stock Exchange
12 7/8% Debentures, Due August 1, 2013              New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                NONE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
    At February 27, 1998, there were 54,365,830 shares outstanding of the registrant's common stock. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $6.5 billion.

                DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates by reference certain portions of the Beneficial Corporation Proxy Statement for the 1998 Annual Meeting of Stockholders scheduled to be held May 21, 1998.
================================================================================

                                 PART I

Item 1.  BUSINESS.

                                 General

         Beneficial Corporation (Company) was organized under the laws of the State of Delaware on May 9, 1929, through the consolidation of three companies which had been operated under the same management. The Company traces its origin to 1914 when its first consumer loan office was opened. The Company is a holding company, subsidiaries of which are engaged principally in the consumer finance and credit-related insurance businesses. Operations conducted by the subsidiaries consist principally of a 1,234-office consumer finance network located in the United States, Canada, Germany and the United Kingdom; Personal Mortgage Corporation, a direct-response mortgage lending unit, which originates home equity loans chiefly in the Northeast, Middle Atlantic and West Coast regions; Beneficial National Bank USA, a specialized private-label credit card bank located in Delaware; Beneficial Credit Services, which is engaged in sales finance activities; Beneficial National Bank, a full service commercial bank located in Delaware, which is also engaged in making income tax refund anticipation loans; The Central National Life Insurance Company of Omaha and its subsidiary, First Central National Life Insurance Company of New York, which underwrite life and disability consumer credit insurance; Wesco Insurance Company, which provides credit property insurance; BFC Insurance (Life) Limited and BFC Insurance Limited, which are located in Ireland, underwrite life, accident and health insurance; and Harbour Island Inc. and subsidiaries, which are engaged in real estate development in Florida. The Company and its subsidiaries employed approximately 10,200 people at December 31, 1997.

         The Company's Board of Directors, at its February 1998 meeting, authorized management of the Company to consider a full range of tactical and strategic alternatives to enhance shareholder value. These alternatives include, among other things, continuing to pursue or modifying the strategic focus announced by the Company in October 1997, the merger or other business combination or strategic alliance with another entity, or the sale of the Company. At this point, a comprehensive effort to identify and pursue the most meaningful course for the Company and its shareholders is well under way.

         The recent decision by the Board of Directors reflects the culmination of a comprehensive strategic analysis undertaken by management to identify ways to build on core strengths and enhance shareholder value. After a full year of detailed analysis, the Company announced a new strategic focus in October 1997 and a number of initiatives to support these efforts, including the sale of its Canadian consumer finance subsidiary, its German consumer banking subsidiary and the divestiture of certain real estate holdings in New Jersey and Florida. The proceeds from the sales are intended to be used primarily on technological improvements in the U.S. consumer financial services business. On February 10, 1998, the Company entered into a definitive agreement for the sale of its Canadian operations and on March 2nd closed the transaction. The sale generated a net aftertax gain in excess of $100 million.

         Also, as part of the announced strategic initiatives, the Company plans major re-engineering efforts, including new technology for the loan office network in the United States. The Company believes that these enhancements should significantly improve overall systems performance by providing more responsive technology for the loan office staff. Included in the new capabilities would be improved loan origination, collection and marketing and solicitation with significantly-enhanced credit decisioning for the individual loan offices. Although the Company believes that its re-engineering efforts should ultimately improve efficiency and productivity, the Company also believes that the costs associated with their implementation are likely to burden near-term operating earnings before benefits begin to be realized in 1999.
Potential risks do exist, however, for actual costs of systems and process improvements and the related benefits to be realized to differ significantly from expectations.

         For information concerning various factors that affected operations during 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7. For pertinent geographical data, see
Note 22 to the Financial Statements.

                               Operations

Consumer Finance Operations

    Loan Office Network

         During 1997, consumer loan subsidiaries operated through a loan office network in the United States, Canada, Germany and the United Kingdom. In addition to making consumer loans, the subsidiaries purchase loans and sales finance contracts and sell certain insurance products. The number of loan offices has grown noticeably in the last four years. In the United States, this trend reflects the Company's re-entering smaller markets and inner-city urban locations, with new, scaled-down offices, staffed by only two or three people. The number of offices in the network for the past five years is shown in the following table:

                                      Number of Offices at December 31
                             --------------------------------------------------
                                   1997      1996      1995     1994     1993
                                   ----      ----      ----     ----     ----
United States................     1,019       972       927      902      886
Canada.......................       109       109       105      102      103
United Kingdom...............        91        90        81       69       60
Germany......................        15        15        17       17       17
                                  -----     -----     -----    -----     -----
    Total....................     1,234     1,186     1,130    1,090     1,066
                                  =====     =====     =====    =====     =====

   In addition, consumer finance operations include two subsidiaries engaged in private-label and bank credit card and sales finance activities and a commercial bank and its eight branches in Delaware, including three full-service branches open seven days and six nights a week.

    Finance Receivables

   The following table shows the composition of the finance receivables portfolio at December 31 (in millions):

Receivables Owned:                 1997      1996       1995      1994      1993
                                   ----      ----       ----      ----      ----
   Real Estate Secured.........$  5,905  $  5,932   $  6,636  $  6,860  $  6,708
   Personal Unsecured..........   3,263     2,983      2,756     2,486     2,275
   Credit Cards................   4,685     4,596      3,084     2,062     1,243
   Sales Finance Contracts.....     994       926        837       810       696
   Commercial..................     183        99        103       105        97
                                -------   -------    -------   -------   -------
         Total Owned........     15,030    14,536     13,416    12,323    11,019
Receivables Sold with Servicing
  Retained (all real
  estate secured)..............   2,913     2,325      1,114       630       192
                                -------   -------    -------   -------   -------
         Total Owned
          and Serviced.......   $17,943   $16,861    $14,530   $12,953   $11,211
                                =======   =======    =======   =======   =======

   Periodically, subsidiaries of the Company sell home equity loans to trusts created as real estate mortgage investment conduits and retain servicing.
The Company also retains an economic interest in the residual cash flows of such trusts. The subsidiaries sold $1,608 million of home equity loans in 1997, $1,919 million in 1996, $1,104 million in 1995 and $757 million in 1994.
Prior to 1993, subsidiaries sold $868 million.

   The table below discloses at December 31 international finance receivables by country as translated into U.S. dollars (in millions):

                      1997          1996          1995         1994         1993
                      ----          ----          ----         ----         ----
Canada.............$   801       $   714       $   684      $   605      $   517
United Kingdom.....  1,943         1,344         1,003          867          666
Germany............    283           389           431          421          402
                     -----         -----         -----        -----        -----
    Total.........  $3,027        $2,447        $2,118       $1,893       $1,585
                    ======        ======        ======       ======       ======
Percentage of
 Receivables Owned.. 20.1%         16.8%         15.8%        15.4%        14.4%
                     =====         =====         =====        =====        =====

    International Operations

         During 1997, decisions were made to divest the Canadian and German subsidiaries. See Note 3 to Financial Statements and "Management's
Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 for further details regarding these transactions.

         As of December 31, 1997, the Canadian operation consisted of 109 offices located across Canada, although the provinces of Ontario, Quebec and British Columbia represented 59% of total Canadian receivables. At year-end 1997, approximately 39% of Canadian receivables were real estate secured, 29% were personal unsecured, 24% were private-label credit cards and 8% were sales finance contracts. The 15% receivable growth in Canadian dollars in 1997 was primarily in the private-label credit card and personal unsecured portfolios. The Canadian operations reported C$18.1 million (US$13.1 million) in net income for 1997, compared with C$20.2 million (US$14.8 million) in 1996 and C$18.5 million (US$13.5 million) in 1995. The decrease in 1997 earnings was the result of increased operating expenses, primarily in marketing. Net chargeoffs increased to C$27.5 million (US$19.9 million) in 1997 from C$26.2 million (US$19.2 million) in 1996, and decreased as a percentage of average receivables outstanding to 2.66% from 2.84% in 1996. Contractual delinquency decreased to 2.36% at year-end 1997 from 2.49% a year earlier.

         The United Kingdom operation offers consumer loans, sales finance contracts, credit card and deposit services through 91 offices in the United Kingdom. The U.K. operation is a leading issuer of Visa cards to United Kingdom affinity groups and also has established a presence in the co-branded credit card market. Its centralized secured lending operation remains very profitable and recorded a record growth year as activity in the housing market picked up. The presence in this market was doubled toward the end of the year by the acquisition of Endeavour Personal Finance Ltd., a provider of secured personal loans, from Lloyds TSB Group PLC. This acquisition makes Beneficial a leading provider of finance in the indirect secured lending market in the United Kingdom and gives increased opportunity for economies of scale in this segment of Beneficial's operations. After this acquisition, centralized secured lending represents
(pound)336 million, or 29%, of United Kingdom receivables. Total receivables increased by (pound)227 million, or 29%, on an internal basis during 1997, and by (pound)392 million, or 50%, with the Endeavour acquisition included. Total receivables at year-end were in excess of (pound)1 billion , with a 30% growth in the number of accounts and the number of customers exceeding half a million. Over the past four years, receivables have increased at a 27% compound growth rate. Profits were (pound)8.9 million (US$14.5 million) in 1997, up from (pound)7.1 million (US$11.0 million) in 1996 and down from (pound)10.4 million (US$16.4 million) in 1995. Examining profitability measures as a percentage of average receivables, the 1.10% reduction interest margin was more than offset by a reduction in the level of operating expenses of .89% and a reduction of .28% in the level of bad costs. In addition, all United Kingdom credit insurance is issued by Beneficial's Irish insurance subsidiaries, which recorded 1997 aftertax profits of (pound)8.8 million versus (pound)3.4 million in 1996. Net chargeoffs increased to (pound)15.5 million (US$25.4 million) in 1997 from (pound)13.9 million (US$22.1 million) in 1996; likewise, as a percentage of average receivables outstanding, net chargeoffs decreased to 1.73% from 1.97% in 1996. Contractual delinquency increased to 4.60% at year-end 1997 from 3.75% at the end of 1996.

         The German consumer banking subsidiary's name was changed from BFK Bank AG to Beneficial Bank AG (BBAG or Bank) on October 1, 1996. The Bank offers consumer loans and accepts deposits through 15 offices in Germany. In 1997, Germany reported a pretax loss of $6.7 million versus virtual breakeven results in 1996 and a loss of $26 million in 1995. The loss in 1995 was the result of charges relating to the Fundus Grundstuecks GmbH (Fundus) portfolios. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7 and Note 3 to the Financial Statements for further details. As mentioned above, the Company anticipates the sale of Germany to occur in the short-term. A loss of $27.8 million was recognized in 1997 after consideration of a $31.0 million tax benefit, primarily generated by the expected utilization of capital losses. However, if the business is liquidated by other means, additional losses may be possible.

    Geographic Distribution

         Finance receivables in each of the ten jurisdictions (U.S. and international) with the highest percentages of total owned receivables were as follows:

Jurisdiction                                                            Percent
------------                                                            -------
California.......................................................         16.4%
United Kingdom...................................................         12.9
New York.........................................................          6.4
Canada...........................................................          5.3
Pennsylvania.....................................................          4.6
Texas............................................................          4.6
Ohio.............................................................          3.6
Florida..........................................................          3.5
New Jersey.......................................................          3.4
Illinois.........................................................          3.0

    Portfolio Distribution

         The following table shows the distribution by size of real estate secured and personal unsecured loans made during the respective years:

                      Principal Amount of Loans Made in Each Size Class
                            as a Percent of Total Principal Amount
            -------------------------------------------------------------------
                                  Years Ended December 31
            -------------------------------------------------------------------
                        1997        1996          1995         1994        1993
                        ----        ----          ----         ----        ----
Under     $ 5,000....   41.0%       40.9%         42.0%        38.8%       35.2%
5,001   -  50,000....   29.3        28.8          28.9         26.7        26.0
50,001  - 100,000....   14.0        15.2          14.4         16.9        18.7
Over      100,000....   15.7        15.1          14.7         17.6        20.1


    Credit Quality Measures

         Certain data regarding loss experience of finance receivables on an owned basis are as follows:

--------------------------------------------------------------------------------
(in millions, except percentages)

                               Net                      Allowance      Allowance
              Gross     Chargeoffs              Net    for Credit     for Credit
             Amount         (after       Chargeoffs     Losses at      Losses to
     of Receivables     offsetting       to Average        End of            Net
Year    Charged Off     recoveries)     Receivables          Year    Receivables
--------------------------------------------------------------------------------
1997         $468.2         $412.2           $559.9         2.85%          3.73%
1996          363.3          316.9            498.2         2.26           3.43
1995          247.2          209.4            406.1         1.64           3.03
1994          183.3          148.7            331.6         1.28           2.69
1993          176.4          149.1            279.0         1.42           2.53
--------------------------------------------------------------------------------

Note: 1995 and 1994 do not include $15.0 million and $38.0 million, respectively, in chargeoffs related to German liquidating loan portfolio, which would increase net chargeoffs to average gross receivables to 1.76% in 1995 and 1.61% in 1994.

         The allowance for credit losses at year-end 1997 covered net chargeoffs
1.36 times, compared with 1.57 times a year earlier. In addition to the allowance for credit losses, the balance in dealer reserves at December 31, 1997 and 1996, was $8.1 million and $8.6 million, respectively. The following tables summarize delinquency and chargeoff percentages by product. Amounts are expressed as a percentage of owned receivables except where noted.

                                        Delinquency By Major Loan Product
                                ------------------------------------------------
                                   1997      1996      1995      1994      1993
                                   ----      ----      ----      ----      ----
Real Estate Secured Loans*.......  3.03%     2.13%     2.17%     1.88%     2.13%
Personal Unsecured Loans.........  5.86      5.81      5.28      4.71      4.41
Credit Cards.....................  4.47      3.23      2.76      1.78      2.25
Sales Finance Contracts........... 4.17      3.62      2.89      2.12      2.06
Overall........................... 4.24%     3.38%     2.98%     2.46%     2.67%
*The percentage is presented on a managed receivable basis.

                                        Net Chargeoffs By Major Loan Product
                            ---------------------------------------------------
                                  1997       1996      1995      1994      1993
                                  ----       ----      ----      ----      ----
Real Estate Secured Loans*..      0.64%      0.65%     0.81%     0.76%     0.91%
Personal Unsecured Loans....      4.99       4.55      3.79      3.03      3.36
Credit Cards................      4.84       3.81      2.73      2.59      4.15
Sales Finance Contracts.....      2.88       2.53      2.10      1.67      1.76
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

    Lending Policies

         Loans on both a secured and unsecured basis are made after a thorough credit investigation and a favorable evaluation as to the borrower's willingness and ability to repay. Real estate secured loans are either closed-end or revolving, and rates are either variable or fixed. Of the portfolio of loans owned at the end of 1997, approximately 59% of real estate secured loans were fixed-rate and 41% were variable-rate. Real estate secured loans are subject to carefully monitored underwriting of both the borrower's ability to repay and the independent professionally appraised market value of the property. The loans are well-documented consumer loans based on the creditworthiness of the borrower, with the collateral of the real estate providing additional security. U.S. consumer finance subsidiaries will generally lend to a maximum of only 75% (including the existing first mortgage) of the appraised value of the real estate as determined by independent appraisers on second mortgage loans. In the case of a first mortgage, the subsidiaries will generally lend to only 80%. Beginning in 1998, U.S. loan offices will be permitted to go to 90% on both first and second mortgages, although subject to stringent underwriting
requirements  and  improved  risk-based pricing   guidelines.   In  addition,
a rigorous discipline of credit approval is enforced regarding borrower debt-to-income ratios and overall consumer credit quality. Most real estate loans must be approved by regional management, as well as by the originating loan office manager. Loans above $250,000 generally require additional approval by senior operating management at headquarters. Independent appraisers are evaluated by regional management, as well as by the loan office manager.

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

    Sales Finance and Credit Card Activities

         Sales finance activities conducted by subsidiaries featuring the name "Beneficial Credit Services" represent an important source of new loan customers for the consumer finance subsidiaries. In 1997, roughly 50% of new loan customers for other consumer finance products originated as sales finance customers. Beneficial Credit Services programs are marketed through the loan office network to smaller local and regional merchants.

         Beneficial National Bank USA (BNB USA) is a specialized, private-label credit card bank located in Wilmington, Delaware. BNB USA offers customized private-label and co-branded revolving charge programs to large regional and national retailers, offering their retail customers open lines of credit. Additionally, BNB USA provides marketing and cardholder services designed to meet each retailer's needs. Targeted retailers include electronics, furniture and apparel retailers, as well as home centers, warehouse clubs and general merchandisers. Outstanding receivables totaled $3,750 million at year-end 1997, down slightly from $3,870 million at the end of 1996 and up from $2,545 million at the end of 1995. During 1997, diversification of the BNB USA portfolio increased as the three largest merchants - Best Buy Company, Inc., Rhodes Furniture (a division of Heilig Meyers) and CompUSA - comprised 69% of the portfolio at year-end versus 75% a year earlier. The two newest programs, Costco Inc. and Kmart Corporation, grew substantially to $609 million, or 16% of total outstandings, from $360 million, or 9% of year-end 1996 outstandings.

         The composition of the portfolio has also changed with respect to the portion of standard revolving versus deferred financing receivables. At the end of 1996, 56% of outstanding receivables were in a deferred financing plan. One year later, this figure has declined to 41%. This provides BNB USA with a higher revolving finance base with higher yields, and also reduces
BNB USA's exposure to interest-rate risk should interest rates suddenly increase.

After having a breakeven year in 1996, which was dampened by $65 million of up-front loan loss provisioning on the strong receivables growth experienced in 1996 and $10 million of start-up costs relating to programs for Kmart and PriceCostco, BNB USA enjoyed a dramatic recovery in earnings in 1997. Accordingly, BNB USA earnings aftertax rose to $46 million in 1997 versus a breakeven in 1996 and $21.1 million in 1995. Reflecting the leveling off of receivable growth, coupled with the maturation of the portfolio and increasing consumer bankruptcy, BNB USA experienced increases in loan delinquency and chargeoffs. Net chargeoffs increased to $193.2 million in 1997 from $118.8 million in 1996. As a percentage of average receivables outstanding, net chargeoffs rose to 5.34% in 1997 from 4.00% in 1996. Similarly, contractual delinquency increased to 4.87% at year-end 1997 from 3.46% at December 31, 1996.

    Personal Mortgage Corporation

         Personal Mortgage Corporation (PMC), which began operations in July 1991, provides consumers with fast action on home equity loan applications, all by telephone, with an initial answer usually within 24 hours. The menu of real estate products offered by PMC is wider than typically offered in a loan office and therefore can meet the needs of a broader demographic base. Although PMC expanded operations into four West Coast markets in 1996, the decision was made to withdraw from these very high-cost markets, effective October 1, 1997. With passage of a constitutional amendment in Texas making available home equity loans for the first time, PMC began taking applications in the state on November 6, 1997. In 1997, PMC funded 4,320 loans for more than $200 million, a 7% improvement over 1996 in number of loans. Approximately 89% of loans funded were retained by Beneficial subsidiaries in 1997. The remainder were sold to other originators who provide products to service niches outside of Beneficial's traditional customer base. PMC made an aftertax profit contribution of $0.6 million for 1997, down from $1.5 million in 1996 and $1.7 million in 1995.

    Commercial Banking

         Beneficial National Bank (BNB or Bank), based in Wilmington, Delaware, is the Company's commercial banking subsidiary. Through its eight branches, including three full-service, in Delaware, BNB provides a full range of commercial and consumer banking services to small- and medium-sized businesses and to consumers in Delaware and surrounding markets. Also, BNB, in conjunction with affiliated companies, originates and services a portion of the tax refund anticipation loans (RALs) issued through H&R Block and certain of its franchisees. In December 1996, BNB introduced a nationwide on-line loan program that allows consumers to apply for unsecured loans through a personal computer and receive a decision in two minutes or less. In addition, the Bank provides significant corporate cash management and treasury services to the Company and its operating subsidiaries. All disbursements through the consumer finance subsidiaries' loan office network, as well as all checks written by customers on revolving credit lines originated through the loan office network, are drawn on BNB.

         At December 31, 1997, total loans outstanding were $189 million, up from $176 million in 1996 but down from $227 million in 1995. The Bank's loan portfolio is composed of 47% commercial and industrial (C&I) loans and 53% consumer loans and credit card receivables. A large portion of the C&I loans are commercial mortgage loans or have real estate collateral as additional security for cash flow-oriented business loans. Total deposits at December 31, 1997 were $268 million, down from $319 million at December 31, 1996 and $321 million at December 31, 1995.

         The Bank's earnings include processing fees for originating and servicing the RAL program. These earnings have also been included with the earnings reported in the tax refund anticipation loan program section that follows, so that all earnings related to RAL can be set forth separately.

         BNB's net income excluding RAL processing fees was $6.3 million in 1997, down from $6.8 million in 1996 and $7.0 million in 1995. The decrease in earnings in 1997 resulted mainly from lower interest income compared with 1996 and 1995, respectively.

    Refund Anticipation Loan Program

         Through BNB, RALs are made to consumers entitled to a tax refund who electronically file their returns with the Internal Revenue Service (IRS) through either H&R Block's (Block) electronic filing system or systems of other independent electronic filers approved by the IRS. After the return is processed, refund proceeds are directly transferred from the IRS via electronic funds transfer to a unique customer loan/deposit account at BNB, with the proceeds applied to repay the outstanding loan. In early February 1995, the IRS began delaying the payment of the earned income tax credit (EITC) portion of the tax refund payable to BNB on returns filed in 1995, and subsequently confirmed that, when finally released, the held earned income portion would be sent directly to the taxpayer, rather than to BNB as directed by the taxpayer. This IRS action created serious collection problems for BNB as related credit losses totaled $96 million. Of the $314 million in RALs affected by the IRS's action, $248 million, or 79%, was recovered by year-end 1996. For discussion on the BNB agreement with H&R Block Tax Services, Inc., see "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 7.

         The RAL program ended 1997 with aftertax income of $43.7 million, down from aftertax income of $69.8 million in 1996 and up from an aftertax loss of $37.9 million in 1995. As mentioned in the Commercial Banking section, income includes BNB processing fees. Gross revenues in 1997 grew to $184.8 million from $141.3 million in 1996 and $152.6 million in 1995. The number of RALs made in 1997 grew to 2,960,000 from 2,650,000 in 1996 and 2,717,000 in
1995. The average loan amount was $1,392 in 1997 up from $853 in 1996 and $1,162 in 1995. The increase in RALs made and the average loan amount is the result of the Company's decision to resume lending on the portion of tax refunds attributable to the EITC in 1997, primarily to prior customers in good standing.

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

         CNL and its subsidiary, FCNL, rank among the industry leaders in the highly specialized consumer credit insurance marketplace, offering both life and disability coverages. The credit products are generally marketed through the U.S. consumer finance subsidiary network. During 1997, A.M. Best again affirmed its rating of A+ (Superior) for CNL.

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

         In late 1995, the decision was made to exit the annuity business based on the conclusion that this product line could not offer acceptable profitability or a strategic fit with the core business. Further, recent research indicated that the Beneficial core consumer is likely to remain a borrower well into their mature years. In March 1996, CNL effectively disposed of the $957 million annuity portfolio to SunAmerica Life Insurance Company through a co-insurance agreement. As a result of the disposition, there was an $8.4 million gain after consideration of related taxes and a substantial upstream dividend of $124 million was paid to Beneficial Corporation at year-end 1996. In June 1997, the co-insurance agreement with Great Southern Life for the ordinary life block disposition was completed and CNL disposed of approximately $40 million in assets (cash and policy loans) resulting in an aftertax gain of $4.7 million. At year-end 1997, the Insurance Group paid upstream dividends to Beneficial Corporation of $57.5 million.

         BIG's total net premiums written in the U.S., largely by CNL, were $164.5 million in 1997, down 3% from $169.2 million in 1996. Total net premiums written in Ireland were (pound)35.0 million ($57.5 million) in 1997, up from (pound)27.5 million ($43.0 million) in 1996. Total credit premiums written in the U.S. were $125.3 million in 1997 compared with $159.7 million in 1996.

         The following table sets forth information concerning the consolidated insurance operations (U.S. and Ireland) (in millions):

                                                   Years Ended December 31
Premiums Earned                              1997           1996            1995
                                             ----           ----            ----
Consumer Finance Subsidiaries:
   Credit-related....................     $162.4           $133.5         $104.8
   Other.............................       10.9              3.9            3.9
Independent:
   Credit-related....................        5.7             20.8           23.2
   Ordinary..........................        3.2              7.7            8.8
All Other............................       (4.4)             2.8           12.0
                                          ------           ------         ------
   Total Premiums Earned.............     $177.8           $168.7         $152.7
                                          ======           ======         ======
Operating Income
Consumer Finance Subsidiaries:
   Credit-related...................     $  74.6          $  51.3        $  39.1
   Agencies.........................        20.7             18.0           15.1
   Other............................         2.2              2.9            3.4
                                          ------           ------         ------
      Total.........................        97.5             72.2           57.6
                                          ------           ------         ------
Independent:
   Credit-related...................       (1.0)            (2.8)          (1.5)
   Ordinary.........................        6.2*             0.9            1.0
   Annuity..........................         .1             22.4*           0.6
   Other............................       (0.1)            (0.4)          (0.5)
                                          ------           ------         ------
      Total.........................        5.2             20.1           (0.4)
                                          ------           ------         ------
All Other (primarily unallocated
   investment income and
   capital gains)...................        18.8             17.6           20.2
                                          ------           ------         ------
      Total Operating Income........      $121.5           $109.9         $ 77.4
                                          ======           ======         ======

Net Income                                $ 82.9           $ 74.2         $ 50.6
                                          ======           ======         ======
*Includes gain on disposition of annuity-related assets.

         Investment income (net of interest paid on annuities) decreased 15% to $36.2 million in 1997 from $42.7 million in 1996 and $52.1 million in 1995. Investment yield increased to 6.72% at the end of 1997 compared with 6.56% in 1996. The decline is due to the disposition of the annuity block and the investment portfolio. The market value of investments increased to $487 million at year-end 1997 from $479 million in 1996.

Real Estate Investments

         Harbour Island is a 177-acre, mixed-use real estate development attractively located adjacent to the southern end of the Central Business District in Tampa, Florida. The island is connected to Tampa by two bridges. The Development of Regional Impact plan for full development of the island has been approved and provides for commercial, hotel, residential and retail space.

         At year-end 1997, the investment in and advances to Harbour Island amounted to $67 million, down from $80 million at the end of 1996. Some of the more significant assets of Harbour Island include approximately 53 acres of undeveloped land, a 300-room "four star" hotel (currently under lease to Wyndham Hotels), and a mixed-use office/retail operation currently 87% leased. This reduction in the Company's investment was largely due to the sale of two parcels of land for residential development: a four-acre parcel acquired by Post Properties of Atlanta for a 206-unit, upscale apartment complex, and a one-acre parcel acquired by Destjil International for development of a luxury mid-rise condominium project. In addition, the Harbour Island Athletic Club was sold to a major national athletic club owner and manager. These sales, which exceeded $7.3 million in proceeds, have spurred additional interest in the remaining undeveloped land.

         On a fully debt-funded basis, Harbour Island incurred a pretax operating loss of $23.0 million for 1997, compared with pretax losses of $18.7 million in 1996 and $19.5 million in 1995. The project is charged interest on all net cash advanced since inception at Beneficial's annual overall melded cost-of-funds rate. Accordingly, nearly all of the losses in recent years represent interest cost to carry and non-cash depreciation charges. The 1997 results also reflect a writedown from the anticipated loss on the sale of a People Mover System and its infrastructure. As the remaining assets are sold and substantial cash inflows are received, Harbour Island's losses should decline.

Other Real Estate

         Subsidiaries of the Company also own nearly 700 acres of real estate adjacent to the Peapack, New Jersey, office complex. Including buildings, this real estate is carried at approximately $15 million. In January 1998, the Company entered into contracts for the sale of approximately 580 acres of this real estate that includes the Hamilton Farm property in Bedminster, New Jersey, and adjacent property located in Peapack, New Jersey. The sale is subject to due diligence inspections, investigations of the property and receipt of all necessary governmental approvals and permits by the buyer.

Financing

         The Company and its subsidiaries obtain funds both in the United States and in foreign markets through sales of long-term debt securities and commercial paper and through short-term borrowings on unsecured lines of credit from banks. At December 31, 1997, long-term debt totaled $8,887 million (including $4,175 million of variable-rate medium-term notes) and short-term borrowings aggregated $4,585 million (consisting of $3,770 million of commercial paper and $815 million of bank borrowings). In addition, deposits payable totaled $555 million. Lines of credit are used to support commercial paper borrowings by the Company and its subsidiaries. At December 31, 1997, the total of all lines of credit was $4,307 million. In 1995, in support of commercial paper issuances, the Company concluded a $3 billion, five-year, syndicated revolving credit agreement, which replaced the various one- and three-year bilateral agreements. The unused portion of all lines of credit was $3,851 million at December 31, 1997. The overall, weighted average annual interest cost, including the costs of maintaining lines of credit, of all short- and long-term borrowings of the Company and consolidated subsidiaries was 6.45% ,6.54%, 7.22%, 6.57%, and 6.77% in 1997, 1996, 1995, 1994 and 1993, respectively.

         Continuously offered medium-term notes (MTNs) are the primary vehicle used by the Company to place senior-term debt. During 1997, $1.6 billion of variable-rate MTNs were sold at an all-in cost only slightly above the Company's cost of commercial paper borrowings. The average maturity was 3.0 years. In addition, fixed-rate

MTNs provided $.8 billion in funds during 1997, at an average coupon of 6.68% and a weighted average maturity of 6.4 years. The Company had available under a shelf registration with the Securities and Exchange Commission $2.1 billion of unissued debt securities at the end of 1997.

         Additionally, in July 1997, the Company, together with Beneficial Bank PLC and Beneficial Canada Inc., the Company's United Kingdom and Canadian operations, inaugurated a US$2 billion multi-issuer Euro-MTN (EMTN) program to augment the Company's domestic MTN platform. In gaining this added access to the global markets, the EMTN program provides additional flexibility, issuance options and cost savings. Thus far, Beneficial Bank PLC has issued 10 notes for (pound)134 million, one note for US$75 million and one note for DM33 million, all achieving attractive variable-rate financing with a weighted-average maturity of 4.7 years.

         Beneficial Corporation guarantees the borrowings of its Canadian, United Kingdom and German subsidiaries, thereby increasing such subsidiaries' access to local capital markets and minimizing interest costs for these foreign operations. The Canadian operation is funded through commercial paper borrowings and notes sold in the Canadian financial market. The United Kingdom operation generates a modest amount of deposits but is chiefly funded through bank borrowings, sterling commercial paper sales, and medium-term debt placements. The German consumer banking subsidiary is funded chiefly with deposits.

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

         The products and operations of the international subsidiaries are subject to regulations in their respective countries. The Canadian operations are subject to federal and provincial legislation which regulates various aspects of its operations, including disclosure of contractual terms, collection practices and creditor remedies. The United Kingdom subsidiary is an authorized institution under the Banking Act 1987 and, as such, is subject to supervision by the Bank of England. As a fully-licensed German Bank, Beneficial Bank AG is regulated by the Federal German Banking Act and other Federal and consumer legislation. The Bank is also a member of the Deposit Insurance System for private German banks which provides specific standards for its members.

Competition

         In the consumer finance industry, the Company's subsidiaries face strong competition from banks, savings institutions, credit unions, finance companies and other financial institutions. Rate competition among finance companies is minimal for small consumer loans. The subsidiaries compete for these loans primarily on the basis of name recognition, service and reputation. There is considerable rate competition within the home equity loan market. Competition has accelerated in recent years, as smaller companies have aggressively entered the sub-prime market using securitization as essentially their sole funding tool. This approach has reduced the cost of capital and lowered industry entry barriers. In seven years, BNB USA has grown to one of the nation's largest private-label credit card banks. This fiercely competitive business is based upon service, pricing and product flexibility. In addition, the business of the subsidiaries may be adversely affected in the future by unforeseen factors, such as rate reductions, credit restrictions, economic conditions, judicial decisions or legislative acts.

Item 2.  PROPERTIES.

         The Company and its subsidiaries do not hold any substantial amount of property other than the real estate investments described previously and properties acquired through a security interest. Substantially all of the property utilized by the Company and its subsidiaries are held under lease. Loan offices generally have lease terms of five years with a renewal option for a like term. Most of the leases provide for cancellation rights after two years. Information as to minimum rental commitments on leased property and periods of expiration is contained in Note 26 to the Financial Statements.

Item 3.  LEGAL PROCEEDINGS.

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

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Beneficial Corporation's Common Stock is listed on the New York Stock Exchange. The aggregate amounts of common dividends paid during 1997 and 1996 were $115.5 million and $105.3 million, respectively. As of February 27, 1998, Common Stock was held of record by 13,458 stockholders. Additional information pertaining to the Company's Common Stock is set forth below:

                                           Three Months Ended
                                3/31       6/30      9/30      12/31       Total
1997
Dividends per Common Share...  $ .52      $ .52     $ .57      $ .57       $2.18
Market Price of Common Stock:
    High.....................  76         72-1/4    78-1/8     84-1/8
    Low......................  61         59-1/2    69         73-3/8
    Close....................  64-5/8     71-1/16   76-3/16    83-1/8

1996
Dividends per Common Share...  $ .47      $ .47     $ .52      $ .52       $1.98
Market Price of Common Stock:
    High.....................  58-3/8     61-1/4    59-1/2     66-1/2
    Low......................  43-1/2     54-1/8    50-7/8     57-1/8
    Close....................  57-5/8     56-1/8    57-1/2     63-3/8



Item 6.  SELECTED FINANCIAL DATA.
                       BENEFICIAL CORPORATION AND SUBSIDIARIES
                                  FIVE-YEAR SUMMARY
                          (in millions, except where noted)
During The Year                         1997     1996     1995     1994     1993
---------------                         ----     ----     ----     ----     ----
Net Income
   Income from Continuing
     Operations (a).....           $   253.7    281.0    150.5    177.7    186.0
   Extraordinary Loss............  $      --       --       --       --    (2.8)
   Net Income..................... $   253.7    281.0    150.5    177.7    183.2
Diluted Earnings per Common
     Share (dollars)
   Continuing Operations (a)...... $    4.54     5.05     2.71     3.26     3.43
   Extraordinary Loss............. $      --       --       --       --    (.05)
   Diluted Earnings per Common
     Share.........                $    4.54     5.05     2.71     3.26     3.38
Average Number of Common Shares
     Outstanding..                      54.7     54.6     53.7     53.0     52.8
Dividends Paid per Common Share
     (dollars)....                 $    2.18     1.98     1.80     1.62     1.43
Gross Revenue...................   $ 2,955.7  2,771.9  2,398.2  2,137.4  1,957.5
Interest Expense................   $   855.0    812.8    816.2    673.6    633.2
Lending Spread..................   $ 1,462.1  1,330.7  1,198.4  1,080.1    974.2
Lending Spread as a % of Average
     Receivables...........            10.11     9.84     9.71     9.65     9.62
Provision for Credit Losses (b).   $   485.3    398.8    280.2    198.7    171.8
Total Expenses..................   $ 2,582.4  2,313.4  2,127.8  1,811.3  1,642.3
Income before Income Taxes......   $   373.3    458.5    270.4    326.1    315.2
% of Monthly Cash Principal
   Collections to
   Average Monthly Balances.....        6.66     5.51     5.03     4.52     3.85
% of Finance Receivables Charged Off
  (less recoveries) to Average
  Monthly Balances (b)...               2.85     2.26     1.64     1.28     1.42

At Year-End
   Finance Receivables........  $15,030.2  14,536.2  13,416.2  12,322.6 11,018.7
   Number of Accounts.........        7.4       7.0       5.1       4.4      3.5
   Allowance for Credit Losses. $   559.9     498.2     406.1     331.6    279.0
   Total Assets...............  $17,645.1  16,931.2  15,737.3  14,376.6 12,916.9
   Short-Term Debt............  $ 4,585.1   4,169.3   4,023.9   3,473.9  2,934.4
   Long-Term Debt.............  $ 8,887.2   8,631.1   7,792.5   7,324.8  6,754.8
   Shareholders' Equity.......  $ 1,772.3   1,694.8   1,503.0   1,400.3  1,312.2
   Book Value per Common Share
     (dollars)................  $   30.53     28.79     25.80     24.34    22.78
   % of Allowance for Credit
      Losses to Finance
      Receivables.............       3.73      3.43      3.03      2.69     2.53
   % of Finance Receivables with
      Delinquency Two Months and
      Greater on a Contractual
      Basis.......                   4.24      3.38      2.98      2.46     2.67
   Holders of Common Shares
      (whole numbers).........     13,800    14,200    14,800    15,300   15,300
   Employees (whole numbers)..     10,200     9,700     9,000     8,500    8,200
   Consumer Finance Offices
      (whole numbers).........      1,234     1,186     1,130     1,090    1,066

(a) 1997 reflects a $27.8 aftertax ($.51 per share) provision for loss on disposal of the Company's German consumer banking subsidiary and $18.7 ($.34 per share) of aftertax special items relating to additional legal reserves, a writedown of certain real estate investments and costs associated with the Company's re-engineering efforts. Income from continuing operations includes a provision for credit losses related to the German liquidating portfolio of $15.0 ($.28 per share) in 1995 and $38.0 ($.72 per share) in 1994, and a
    $5.9 aftertax ($.11 per share) provision for restructuring in 1995.
(b) 1995 and 1994 do not reflect $15.0 (0.12% of average monthly balances) and $38.0 (0.33% of average monthly balances), respectively, of credit losses related to the German liquidating loan portfolio.


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

    Financial Condition

         The Company's Board of Directors, at its February 1998 meeting, authorized management of the Company to consider a full range of tactical and strategic alternatives to enhance shareholder value. These alternatives include, among other things, continuing to pursue or modifying the new strategic focus we announced in October 1997, the merger or other business combination or strategic alliance with another entity, or the sale of the Company. At this point, a comprehensive effort to identify and pursue the most meaningful course for the Company and its shareholders is well under way. We cannot predict the outcome of the process, nor which, if any, of the alternatives will be recommended.

         The recent decision by the Board of Directors reflects the culmination of a comprehensive strategic analysis undertaken by management to identify ways to build on core strengths and enhance shareholder value. After a full year of detailed analysis, the Company announced a new strategic focus in October 1997 and a number of initiatives to support these efforts, including the sale of its Canadian consumer finance subsidiary, its German consumer banking subsidiary and the divestiture of certain real estate holdings in New Jersey and Florida. The proceeds from the sales are intended to be used to repurchase stock and invest in technological improvements in the U.S. consumer financial services business. On February 10, 1998, the Company entered into a definitive agreement for the sale of its Canadian operations and on March 2nd closed the transaction. The sale generated a net aftertax gain in excess of $100 million.

         Also, as part of the announced strategic initiatives, the Company plans major re-engineering efforts, including new technology for the loan office network in the United States. The Company believes that these enhancements should significantly improve overall systems performance by providing more responsive technology for the loan office staff. Included in the new capabilities would be improved loan origination, collection and marketing and solicitation with significantly-enhanced credit decisioning for the individual loan offices. Although the Company believes that its re-engineering efforts should ultimately improve efficiency and productivity, the Company also believes that the costs associated with their implementation are likely to burden near-term operating earnings before benefits begin to be realized in 1999.
Potential risks do exist, however, for actual costs of systems and process improvements and the related benefits to be realized to differ significantly from expectations.

         Reflecting two sales by subsidiaries of the Company of $1,608 million of variable-rate revolving home equity lines of credit through securitizations in the capital markets, the Company's leverage (the ratio of interest-bearing debt to total equity) decreased to 7.91 times at the end of 1997 from 7.93 times at the end of 1996. The Company also completed two securitizations for a total of $1,919 million in 1996, and is planning further securitizations of comparable amounts during 1998.

         The Company believes sufficient cash resources exist to support its long-term growth strategies. These resources include cash generated by operations (including repayments of receivables) and the Company's ability to obtain additional financing through short-term borrowings (primarily commercial paper supported by committed bank lines) and long-term borrowings through both private and public debt offerings. As of December 31, 1997, the Company's long-term debt was rated A or A+ and commercial paper 1 by all four major rating agencies. In February 1998, as a result of the Company's announcement to seek strategic alternatives (as previously discussed), action was taken by all four major agencies regarding debt ratings. Moody's Ratings Services, Inc. ratings of long-term debt is "under review" with direction uncertain and commercial paper is "under review" for possible downgrade. Standard and Poor's Ratings Services ratings of long-term debt and commercial paper are on "CreditWatch" pending developing implications. Fitch IBCA's ratings of long-term debt and commercial paper are on "RatingWatch" pending evolving implications and Duff and Phelps' ratings of long-term debt and commercial paper are on "RatingWatch-Uncertain".

         Total owned finance receivables increased $494 million, or 3%, in 1997, compared with a gain of $1,120 million, or 8%, in 1996. Removing receivables of the Canadian and German subsidiaries from all periods, total owned finance receivables increased $513 million, or 4%, in 1997, compared with a gain of $1,132 million, or 9%, in 1996. During 1997, the United Kingdom subsidiary purchased the stock of Endeavour Personal Finance Ltd., a market leader in second mortgage lending, from Lloyds TSB Group PLC, which increased real estate loans by $274.9 million. Reflecting the anticipated paydown of certain maturing same-as-cash portfolio tranches, Beneficial National Bank USA (BNB USA), the Company's private-label credit card subsidiary experienced runoff of $118 million in 1997, compared with a gain of $1,326 million during 1996. BNB USA's ending receivables were $3,752 million. Reflecting the aforementioned securitizations, variable-rate real estate receivables declined $79 million or 3% in 1997. Fixed-rate real estate receivables increased $52 million or 2%. In total, unsecured loan portfolios represented 59% of the Company's total outstandings at year-end 1997, versus 58% at the end of 1996 and 50% at the end of 1995.

         Total managed receivables increased $1,082 million, or 6%, compared with a gain of $2,331 million, or 16%, in the comparable 1996 period. Excluding the receivables of the Canadian and German subsidiaries, total managed receivables increased $1,101 million, or 7%, compared with a gain of $2,344 million, or 17%, in the comparable 1996 period. Reflecting this year's securitizations, as well as the remaining balance of receivables serviced from previous securitizations, total receivables sold with servicing retained were $2,913 million at December 31, 1997, and $2,325 million at year-end 1996.

         Total owned receivables delinquent two months and greater on a contractual basis increased to 4.24% at the end of 1997 from 3.38% at the end of 1996, but remained flat when compared to September 1997. This increase reflects both a greater proportion of, and higher delinquency in, the credit card and unsecured portfolios in addition to a weaker overall consumer credit environment primarily in North America. On a loans managed basis, delinquency similarly increased to 4.02% at the end of 1997 from 3.20% at the end of 1996 and 3.94% at September 30, 1997. The table that follows details delinquency by product on both an owned and managed basis for 1997 and 1996.

         Managed Basis                                      Owned Basis
         -------------                                      -----------
    1997              1996        Delinquency           1997            1996
    ----              ----        -----------           ----            ----
    3.03%             2.13%       Real Estate Secured   3.14%           2.16%
    5.86              5.81        Personal Unsecured    5.86            5.81
    4.47              3.23        Credit Card           4.47            3.23
    4.17              3.62        Sales Finance         4.17            3.62
    4.02%             3.20%       Overall               4.24%           3.38%


         Net chargeoffs were $412.2 million versus $316.9 million in 1996. As a percentage of average owned receivables, net chargeoffs increased to 2.85% from 2.26% in 1996. At year-end 1997, the allowance for credit losses as a percentage of finance receivables owned was 3.73%, compared with 3.43% at the end of 1996. At this level, the allowance covers full year chargeoffs 1.36 times, compared with 1.57 times in 1996. During the year, the balance of the reserve increased $61.7 million to $559.9 million.

         At March 31, 1996, the Company effectively sold a $957 million annuity portfolio of the Central National Life Insurance Company of Omaha, a subsidiary of the Beneficial Insurance Group, to SunAmerica Life Insurance Company through a co-insurance agreement. Accordingly, approximately $900 million of investment securities were sold or transferred to SunAmerica as part of this disposition. SunAmerica has not yet legally assumed the policies, therefore, the remaining $737 million in policy reserves related to the annuity portfolio and an offsetting deposit in other assets remain on the Company's balance sheet. These policy reserves declined $171 million during 1997.

         Investment securities increased $180 million, or 26%, in 1997, versus a decrease of $805 million, or 54%, in 1996. The increase is primarily related to residual interests in securitized receivables. The prior year decrease is largely related to the sale of the annuity portfolio. See Note 7 to the Financial Statements for more information on investment securities.

         During 1997, approximately 1.2 million shares of common stock were repurchased by the Company at an average price of $66.31 and placed in treasury, completing the share repurchase program approved by the Board of Directors in November 1996.

         In October 1997, as part of the previously mentioned strategic repositioning, the Company's Board of Directors authorized the repurchase of up to 3.0 million, or approximately 5.5%, of outstanding common shares. The shares will be repurchased from time-to-time at prices deemed appropriate by the Company, and will be placed in treasury for general corporate purposes. As of December 31, 1997, 5,000 shares have been repurchased under this program.

    Results of Operations

         Net income in 1997 was $253.7 million compared to $281.0 million in 1996 and $150.5 million in 1995. Results in 1997 were dampened by a $58.8 million pretax provision for the planned disposition of the Company's German consumer banking subsidiary, a $13.5 million pretax addition to litigation reserves, a $13.8 million pretax writedown of real estate holdings in both Tampa, Florida, and Houston, Texas, that are being sold, and a $3.8 million pretax charge for reorganization and restructuring efforts offset by a $7.3 million pretax gain on the sale of the Central National Life Insurance Company of Omaha's ordinary life portfolio. 1996 results included an $8.4 million aftertax annuity-related capital gain. Excluding the effects of these one-time items in both years, net income would have increased $23.2 million, or 9%, over 1996.

         The earnings improvement in 1996 stemmed primarily from the turnaround of the tax refund anticipation loan (RAL) business. For the 1996 year, consolidated results included pretax earnings of $116.3 million, or $69.8 million aftertax, from the RAL business, versus a pretax loss of $62.6 million, or $37.6 million aftertax, in 1995. The RAL business was severely impacted in 1995 when the Internal Revenue Service (IRS) released payment of the earned income tax credit (EITC) portion on thousands of refunds directly to the taxpayers who had already received these refunds through the RAL program, rather than to the Company's banking subsidiary to repay the loan as directed by the taxpayer. Conversely, the 1996 RAL results benefited from prior-year bad debt collections of $48.6 million as well as smooth and efficient processing of tax refunds by the IRS. For the 1996 season, the Company's subsidiary, Beneficial National Bank (BNB), did not lend on the EITC portion of any refunds. In 1997, BNB resumed lending on the EITC portion of refunds, primarily to prior customers in good standing. In 1997, the RAL program earned $72.9 million pretax.

         In July 1996, BNB signed a new 10-year agreement with H&R Block Tax Services Inc., giving BNB the exclusive right to offer RALs to eligible H&R Block (Block) customers in all of Block's company-owned offices. In return for the longer-term exclusivity given to BNB, the new agreement gives Block a share in both the revenue and credit risk of the RALs by allowing Block Financial Corporation to purchase an interest in the portfolio of RALs originated by Block's company-owned offices. For the first two years of the contract, the Block interest will be 40%; for years three through 10, the interest will be 49.99%. Although some near-term profits will be sacrificed, the new agreement provides longevity and stability to BNB's RAL product. Prior agreements called for the renegotiation of a contract every three years.

         The absolute lending spread increased from the preceding year by 10% in 1997 and 11% in 1996, with the current year increase primarily attributable to higher late fees coupled with higher average yields on BNB USA receivables, reflecting a greater percentage of receivables in non-deferred plans. As a percentage of average owned receivables, the lending spread was 10.11%, compared with 9.84% in 1996 and 9.71% in 1995. The yield on the average owned receivables portfolio was 16.02% in 1997, compared with 15.85% in 1996 and 16.32% in 1995. Over the same periods, interest expense as a percentage of average owned receivables was 5.91% in 1997, versus 6.01% in 1996 and 6.61% in 1995. In North America, the fixed-rate real estate secured loans originated in 1997 were written at an average yield of 12.74%, compared with 13.23% in 1996 and 13.85% in 1995, while variable-rate real estate secured loans were written at a spread over prime of approximately 343 basis points in 1997, compared with approximately 366 and 400 basis points during the respective prior two years in response to competitive pressures. In 1997, the average yield on unsecured personal loans written in North America was 25.79%, compared with 25.64% and 25.41% in 1996 and 1995, respectively. The yield on the credit card portfolio was 17.99% in 1997, versus 16.02% in 1996 and 17.45% in 1995.

         During 1997, interest expense increased $42.2 million from the preceding year and decreased $3.4 million in 1996 compared to 1995. 1997 worldwide average borrowing costs decreased to 6.45% from 6.54% in 1996, and 7.22% in 1995. Higher borrowing levels added $57.4 million in 1997 and $101.4 million in 1996 in interest costs from each respective preceding year, while the corresponding fluctuations resulting from interest rate changes were a decrease of $15.2 million in 1997 and $104.8 million in 1996. The Company minimizes its exposure to interest-rate risk by closely managing the gap between its interest-sensitive assets and liabilities. The Company utilizes interest rate swaps and forward rate agreements to moderate its exposure to interest-rate fluctuations. See Notes 2h and 24 to the Financial Statements for more information on derivatives.

         BNB USA's profitability rebounded during 1997 with $75.0 million pretax profits versus a virtual break-even in 1996 and $35.1 million in 1995. The current year results were driven by favorable changes in late fee structure, higher average yields, reduced growth provisioning and volume-related expenses, partially offset by heavy chargeoffs. The favorable results also reflect the renegotiations of contracts with several merchant partners. In 1996, BNB USA profitability was dampened by $65 million of up-front loan loss provisioning on the strong receivables growth experienced in 1996 and $10 million of start-up costs relating to programs for Kmart and Costco.

         The Beneficial Insurance Group, Inc., reported pretax income of $105.6 million in 1997, versus $104.0 million ($79.6 million excluding the annuity-related capital gains) in 1996 and $77.1 million in 1995. These trends reflect the continuation of strong production of credit insurance and well-controlled loss ratios, particularly in the credit property lines. The sale of the Central National Life Insurance Company of Omaha's ordinary life portfolio was completed during the second quarter of 1997, resulting in a pretax gain of $7.3 million.

         Subsidiaries outside the United States contributed $53.4 million pretax earnings in 1997 (excluding the $58.8 million provision for loss on German disposition), $44.0 million pretax earnings in 1996 and $20.1 million pretax earnings in 1995. The Canadian and German subsidiaries contributed an aggregate of $14.5 million and $21.6 million in pretax earnings during 1997 and 1996, respectively, and a pretax loss of $6.0 million in 1995.

         Harbour Island, Inc., the Company's real estate subsidiary in Tampa, Florida, recorded a pretax loss, on a fully debt-funded basis, of $23.0 million in 1997, up from $18.7 million in 1996, and $19.5 million in 1995. The 1997 results reflect the sale of the Athletic Club, residential land and a writedown from the anticipated loss on the sale of a People Mover System and its infrastructure, which is included in the $13.8 million pretax writedown of real estate holdings previously mentioned. The sales reduced the Company's investment in Harbour Island by approximately $13 million. Nearly all of the losses in recent years represent imputed interest costs computed at the Company's overall melded cost of funds rate and depreciation charges. As mentioned previously, the Company intends to accelerate the divestiture of certain real estate holdings on the island. The pretax loss relating to Harbour Island Inc. is likely to continue at current levels excluding the current year real estate losses, until substantial portions of the real estate on Harbour Island are sold.

         Other revenues in 1997 remained flat from the preceding year following an increase of 99% in 1996, as a decrease in RAL revenue was offset by an increase in servicing revenue and gain on sale associated with securitized receivables. The 1996 increase in other revenue of $228.8 million related to the previously mentioned turnaround of the RAL business, the capital gain related to the disposition of the annuity portfolio, increased servicing revenue and gain on sale associated with securitized receivables.

         The provision for credit losses increased $86.5 million, or 22%, in 1997 compared with an increase of $118.6 million, or 42%, in 1996. The increases in 1997 and 1996 reflect higher chargeoffs, as well as additions to the allowance for credit losses corresponding to increased unsecured receivables growth. The increase in chargeoffs were entirely in the unsecured product lines, reflecting both the expected maturing of the BNB USA portfolio and a higher incidence of bankruptcies in North America. As a percentage of receivables, credit card chargeoffs increased to 4.84% in 1997 from 3.81% in 1996, and personal unsecured chargeoffs increased to 4.99% from 4.55% in 1996. Management expects this credit card trend to continue in 1998 (though at a less rapid rate of increase than in prior years) as the portfolio matures, while the chargeoff rates on the personal unsecured portfolio will continue to reflect the economic cycle and the economic health of the consumer. Higher chargeoffs could also result from the onset of a recession or similar downturn in the economic cycle, particularly in North America, resulting in adverse consequences to the economic health of the consumer. As a percentage of average owned receivables, the provision was 3.36%, compared with 2.95% in 1996.

         To date, the Company's U.S. consumer finance subsidiaries generally lend to a cap of 75% (including the existing first mortgage) of the appraised value of the home on second mortgage loans, but will go to 80% in the case of first mortgages. Beginning in 1998, U.S. loan offices will be permitted to go to 90% loan-to-value ratio on both first and second mortgages, although subject to stringent underwriting requirements and improved risk-based pricing guidelines. While this change could result in increased chargeoffs, management believes that such increase will be offset by additional revenues as a result of both increased loan growth and improved pricing.

         Salaries and other operating expenses combined were up 9% in 1997 and 10% in 1996 over the respective prior years. Included in the 1997 figures are $31.1 million of pretax special items including writedowns of real estate holdings that are in the process of being sold, additional litigation reserves and charges for restructuring and reorganization efforts, primarily personnel related. Excluding these special items from 1997, salaries and other operating expenses increased 6%, generally reflecting normal increases attributable to growth in receivables. In 1996, these trends also reflected the previously mentioned costs associated with new merchant programs, and expenses relating to a second data center opened during the fourth quarter of 1996. The 1996 comparisons with the prior year benefited from lower RAL collection expenses, and savings from the fourth-quarter 1995 restructuring. As a percentage of average managed receivables, salaries and other operating expenses were 6.57% (6.39% excluding special items), 6.65% and 6.85% in 1997, 1996, and 1995, respectively.

         The Company previously announced its intent in December 1994 to sell its German subsidiary. However, in December 1995, the Company announced the decision to retain the operation because no acceptable offers were received. Since negotiations and other efforts did not progress as anticipated in the original loss estimates, the Company recorded a $15.0 million, or $.28 per share, charge in 1995 for additional potential losses relating to a significant liquidating loan portfolio. In 1997, as part of a strategic initiative to enhance profitability and build shareholder value, the Company announced its intent to sell the German operations once again. The Company anticipates the sale to occur in the short term. While there can be no assurance that the sale will be consummated, the sale is expected to result in a loss of $27.8 million, which loss was recognized in 1997 results as previously mentioned, after consideration of a $31.0 million tax benefit, primarily generated by the expected utilization of capital losses. However, if the business is liquidated by other means, additional losses may be possible.

         In the fourth quarter of 1995, the Company implemented programs to exit the Beneficial Insurance Group annuity business, and implemented an expense reduction program principally within headquarters operations. These programs resulted in a $9.8 million pretax restructuring charge, which is largely early retirement and severance expenses corresponding to workforce reductions of 225. This restructuring charge reduced net income by $5.9 million or $0.11 per share.

         Although the statutory rate was 35% for all years, the Company's effective tax rates were 32.0% in 1997, 38.7% in 1996 and 44.3% in 1995. The effective rate in 1997 recognized tax benefits related to the anticipated sale of the Company's German subsidiary. The effective rate in 1996 benefited from approximately $8.0 million of additional foreign tax credit utilization, resulting from the Company's election to modify the methodology for calculating foreign tax credit limitations. The effective tax rate was substantially higher in 1995 due to the German charges, which were not offset by tax benefits. Beyond these items, taxes are higher than the U.S. federal statutory rate primarily because of state income taxes. At December 31, 1997 and 1996, the Company's net deferred tax assets were $302.7 million and $232.3 million, respectively. The deferred tax assets were net of $3.3 million and $8.0 million of valuation allowance at year-end 1997 and 1996, respectively. Management has determined, based on the Company's history of prior operating earnings and its expectations for future earnings, that operating income of the Company will be sufficient to recognize fully these deferred tax assets after the valuation allowance. See
Note 17 to the Financial Statements for further discussion.

         In 1992, the IRS completed its examination of the Company's federal income tax returns for 1984 through 1987 and proposed certain adjustments that relate principally to activities of the Company's former subsidiary, American Centennial Insurance Company, prior to its sale in 1987. Although prepayments were made thereon in 1992, the Company contested the proposed adjustments within the administrative appeals process of the IRS. During the third quarter of 1996, the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments. The Company has initiated litigation in the United States Tax Court to oppose the disallowance. Management does not expect the ultimate resolution of these issues to have a material effect on the Company's financial position, results of continuing operations or liquidity. See Note 28 to the Financial Statements for further discussion of the assessment.

         During the fourth quarter of 1996, the Company decided to implement a broad-based option program for substantially all employees who do not participate in the existing option plan. This program resulted in the issuance on January 31, 1997, of options to purchase approximately 989,000 common shares at a strike price 20% above the then prevailing market price. A second grant was made in November 1997, of options to purchase approximately 943,000 common shares at a strike price 20% above the then prevailing market price. See Note 20 to the Financial Statements for further information regarding stock options.

    Changes in Cash Flow and Liquidity

         The principal sources of cash are collections of finance receivables, proceeds from the issuance of short-and long-term debt, and cash provided from operations (including maturities and repayments of its receivables). The monthly collections of cash principal as a percentage of average receivables were 6.66% in 1997 and 5.51% in 1996, principally reflecting the paydown of certain maturing same-as-cash portfolio tranches at BNB USA. Also, from time to time, subsidiaries of the Company sell home equity loans through securitizations in the capital markets.

         Substantial additional liquidity is available through committed bank credit lines that the Company maintains in support of its commercial paper borrowings. During the fourth quarter of 1995, the Company entered into a $3 billion, five-year syndicated revolving credit agreement, which replaced the various one- and three-year bilateral agreements, totaling $2.9 billion, that the Company had previously maintained. This syndicated revolving credit agreement has a $1.0 billion net worth test. At year-end 1997, total standby lines of credit were $4.3 billion, of which $3.9 billion was unused.

         One of the Company's financial strengths is its ability to raise long-term debt in a wide variety of domestic and international markets. Including medium-term notes, long-term debt represented 63% of the Company's funding base at the end of 1997, compared with 64% at the end of 1996. Excluding the Company's Canadian and German subsidiaries, long-term debt represented 65% of the funding base at the end of 1997, compared with 66% at the end of 1996. In 1997, the Company issued $1.6 billion in variable-rate medium-term notes at an all-in cost only slightly above the Company's cost of commercial paper borrowings. The average maturity was 3.0 years. Fixed-rate medium-term note issuances totaled $0.8 billion, at an average coupon of 6.68% and an average maturity of 6.4 years. In addition, the Company had available under shelf registrations with the Securities and Exchange Commission $2.1 billion of unissued debt securities at year-end 1997.

         The Company hedges the majority of its net investments in foreign subsidiaries by selling at-the-money (spot) call options and buying out-of-the-money (spot) put options on British pounds. With the exception of the strike rates, all terms of the call and put are identical. The notional amount of each option is an amount that will generally produce offsetting gains or losses (on an aftertax basis) to the gains or losses produced by the underlying investment. The combination of these instruments (a "no cost collar") is effectively a partial hedge, as hedging gains or losses occur only when the spot rates fluctuate outside the range of the respective strike rates. These option transactions generally have a maturity of three to six months. Foreign currency forward exchange agreements and foreign currency swaps are also utilized to hedge a portion of the Company's net investment in foreign subsidiaries.

         The Company monitors the effectiveness of its hedging program through a quarterly analysis comparing the foreign exchange gains and losses on the net investments in foreign operations to hedge gains and losses due to currency fluctuations. Hedge gains and losses are calculated by comparing the option strike rate to the spot exchange rate on each financial statement date as though the option was exercised at that time. There were no amounts recognized in net income during the three years ended December 31, 1997. Prospectively, gains and losses in excess of the amount needed to offset gains or losses on investments in foreign subsidiaries due to currency fluctuations are not likely given the above hedging strategy. See Notes 2h and 24 to the Financial Statements for further information on derivatives.

         The Company minimizes all off-balance-sheet credit risk exposure by limiting the counterparties to major international banks and financial institutions. The Company has never experienced nonperformance by any counterparty.

    Year 2000 Date Conversion

         In 1995, the Company initiated an enterprise-wide program to prepare its computer systems and applications for the year 2000. Certain of the Company's systems are dependent on outside sources (RAL program being dependent on the IRS) which the Company has considered in its plan for remediation. The Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000. Project completion is expected in mid 1999 at an estimated cost of approximately $20 million. The Company expects this program to be completed on a timely basis and will not have any material adverse effect on its business operations, products or financial prospects. However, there can be no assurance that the systems of other entities on which the Company's systems rely also will be timely converted or that any such failures to convert by another entity would not have an adverse effect on the Company's systems.

    Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 beginning January 1, 1998.

         The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 beginning January 1, 1998.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market Risk Discussion

         The Company is exposed to market risks, including fluctuations in interest rates, variability in spread relationships (Prime to Libor spreads), mismatches of repricing intervals between finance receivables and related funding obligations, and variability in currency exchange rates. The Company has established policies and internal processes governing its management of market risks and its use of financial instruments to manage its exposure to such risks. Detailed information relating to such practices is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 and in Notes 2h and 24 of the Notes to Financial Statements included in the Company's 1997 Annual Report to Shareholders.

    Interest Rate Sensitivity

         Based on the Company's overall interest-rate exposure at December 31, 1997, a 10% movement in interest rates affecting the Company's fixed rate and variable rate financial instruments would have an immaterial effect on the fair values of market risk sensitive instruments and earnings over the next year.

    Exchange Rate Sensitivity

         Based on the Company's overall currency rate exposure at December 31, 1997, a 10% movement of the U.S. dollar against functional currency rates would have an immaterial effect on the fair value of Company's net exposed position and earnings over the next year.



                    ------------------------------------



FORWARD-LOOKING STATEMENTS

         The Company has made forward-looking statements in this Annual Report based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially. The potential risks and uncertainties that could cause actual results to differ materially include the ultimate costs of the systems and process improvements and the degree to which benefits from the systems and process improvements are realized; the results of the refund anticipation loan business; the ultimate successful consummation of the sale of the Canadian and German subsidiaries; continuing competitive and pricing pressures; continuing increases in the incidence of consumer bankruptcy in North America; and the onset of a recession or a similar downturn in the economic cycle in North America resulting in adverse consequence to the economic health of the consumer. Further information on factors that could affect the Company's financial results are included in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF BENEFICIAL CORPORATION:

         We have audited the accompanying consolidated balance sheets of Beneficial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beneficial Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 28, 1998


                      BENEFICIAL CORPORATION AND SUBSIDIARIES
                                BALANCE SHEET

                                                    Years Ended December 31
                                                  1997                   1996
                                               -----------           -----------
                                                         (in millions)
ASSETS
Cash Equivalents.............................  $     253.9           $     279.6
Finance Receivables (Note 5).................     15,030.2              14,536.2
   Allowance for Credit Losses (Note 6)......       (559.9)              (498.2)
                                                -----------           ----------
Net Finance Receivables......................     14,470.3              14,038.0
Investment Securities (Note 7)...............        866.2                 686.1
Property and Equipment.......................        229.3                 204.9
Other Assets (Note 8)........................      1,825.4               1,722.6
                                                ----------            ----------
   TOTAL ASSETS..............................    $17,645.1             $16,931.2
                                                 =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 10)....................   $  4,585.1            $  4,169.3
Deposits Payable.............................        555.3                 635.0
Long-Term Debt (Note 11).....................      8,887.2               8,631.1
                                                ----------             ---------
   Total Interest-Bearing Debt...............     14,027.6              13,435.4
Accounts Payable and Accrued Liabilities (Note 9)    708.0                 534.0
Insurance Policy and Claim Reserves..........      1,137.2               1,267.0
                                                ----------            ----------
   Total Liabilities.........................    $15,872.8             $15,236.4
                                                 =========             =========
Shareholders' Equity:
Preferred Stock (Note 12)...................         114.8                 114.8
Common Stock (160.0 shares authorized; 53.3
   and 54.0 shares outstanding) (Note 12)...          53.3                  54.0
Additional Capital (Note 13)................         250.7                 305.3
Net Unrealized Gain on Investment Securities
   (Note 7).................                           5.2                   2.6
Accumulated Foreign Currency Translation
   Adjustments..................                     (48.2)               (45.4)
Retained Earnings...........................       1,396.5               1,263.5
                                                 ---------             ---------
   Total Shareholders' Equity..............        1,772.3               1,694.8
                                                 ---------             ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY.                              $17,645.1             $16,931.2
                                                 =========             =========

See Notes to Financial Statements.


                        BENEFICIAL CORPORATION AND SUBSIDIARIES
                       STATEMENT OF INCOME AND RETAINED EARNINGS

                                                Years Ended December 31
                                           1997           1996          1995
                                        (in millions, except per share amounts)
REVENUE
Finance Charges and Fees..........       $2,317.1        $2,143.5      $2,014.6
Interest Expense..................          855.0           812.8         816.2
                                         --------        --------      --------
   Lending Spread.................        1,462.1         1,330.7       1,198.4
Insurance Premiums................          177.8           168.7         152.7
Other (Note 18)...................          460.8           459.7         230.9
                                         --------        --------      --------
   Total..........................        2,100.7         1,959.1       1,582.0
                                         --------        --------      --------

OPERATING EXPENSES
Salaries and Employee Benefits....          434.9           412.6         384.6
Insurance Benefits................           71.1            82.8          80.4
Provision for Credit Losses.......          485.3           398.8         280.2
Provision for Loss on German Disposal
  (Note 3)....................               58.8              --            --
Provision for Credit Losses on German
   Liquidating Loan Portfolio (Note 3).        --              --           15.0
Provision for Restructuring (Note 4)...        --              --            9.8
Other (Note 19)........................     677.3           606.4          541.6
                                         --------        --------       --------
   Total...............................   1,727.4         1,500.6        1,311.6
                                         --------        --------       --------
Income Before Income Taxes.............     373.3           458.5          270.4
Provision for Income Taxes (Note 17)...     119.6           177.5         119.9
                                         --------        --------       --------
NET INCOME.............................     253.7           281.0          150.5
Retained Earnings, Beginning of Period.   1,263.5         1,093.0        1,042.2
Dividends Paid (Note 21)...............     120.7           110.5           99.7
                                         --------        --------       --------
RETAINED EARNINGS, END OF PERIOD.......  $1,396.5        $1,263.5       $1,093.0
                                         ========        ========       ========

BASIC EARNINGS PER COMMON SHARE (Note 23)$   4.68        $   5.19       $   2.77
                                         ========        ========       ========

DILUTED EARNINGS PER COMMON SHARE
   (Note 23).......................      $   4.54        $   5.05       $   2.71
                                         ========        ========       ========

DIVIDENDS PER COMMON SHARE.........      $   2.18        $   1.98       $   1.80
                                         ========        ========       ========

AVERAGE COMMON SHARES OUTSTANDING
   (Note 23).......................          54.7            54.6           53.7
                                         ========        ========       ========

See Notes to Financial Statements.

                       BENEFICIAL CORPORATION AND SUBSIDIARIES
                               STATEMENT OF CASH FLOWS

                                                  Years Ended December 31
                                              1997           1996          1995
                                                        (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.............................$    253.7     $    281.0     $    150.5
Reconciliation of Net Income to Net
   Cash Provided by
   Operating Activities:
      Provision for Credit Losses......     485.3          398.8          280.2
      Provision for Loss on German
          Disposal.....................      58.8             --             --
      Gain on Securitized Receivables..     (73.5)         (55.3)         (15.4)
      Provision for Credit Losses on German
         Liquidating Loan Portfolio....       --             --             15.0
      Provision for Restructuring......       --             --              9.8
      Provision for Deferred Income
         Taxes.........................     (71.5)         (32.5)         (35.0)
      Depreciation and Amortization....      46.8           49.6           48.8
      Insurance Policy and Claim
         Reserves......................    (129.8)           1.5          180.8
      Accounts Payable and Accrued
         Liabilities...................     108.2          24.1            50.2
                                         ----------     ---------     ----------
         Net Cash Provided by Operating
              Activities................    678.0         667.2          684.9
                                         ----------     ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Receivables Originated or Acquired...(13,898.9)     (12,341.8)      (9,860.3)
   Receivables Collected................ 11,505.2        8,954.0        7,443.3
   Receivables Securitized..............  1,607.8        1,919.3        1,103.8
   Available-For-Sale Investments
        Purchased.......................   (463.3)        (492.8)        (313.9)
   Held-To-Maturity Investments Purchased    (7.4)         (13.0)         (78.2)
   Available-For-Sale Investments Sold...   347.8        1,058.5           97.5
   Available-For-Sale Investments Matured    61.6          372.9          154.5
   Held-To-Maturity Investments Matured..    16.2            5.3           21.1
   Property and Equipment Purchased......   (62.6)         (62.6)         (37.2)
   Deposit from Reinsurers...............   120.4         (908.3)          --
   Interest in Residual Certificates.....  (127.4)         (10.8)         (34.1)
   Other.................................   (43.6)           72.5           34.1
                                         --------        ---------     ---------
         Net Cash Used in Investing
                Activities...............  (944.2)      (1,446.8)      (1,469.4)
                                         --------        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-Term Debt, Net Change...........   190.8           88.9          556.4
   Deposits Payable, Net Change..........   (28.7)           9.2          (29.4)
   Long-Term Debt Issued................. 2,829.5        2,782.3        3,102.1
   Long-Term Debt Repaid.................(2,550.4)      (1,983.8)      (2,661.3)
   Dividends Paid........................  (120.7)        (110.5)         (99.7)
   Common Stock Repurchased..............   (80.0)           --              --
                                         ---------      ---------       --------
         Net Cash Provided by Financing
                Activities...............    240.5         786.1          868.1
                                         ---------      ---------       --------

NET (DECREASE) INCREASE IN CASH AND
   EQUIVALENTS..........................     (25.7)           6.5           83.6
Cash and Equivalents at Beginning of
   Period.......................             279.6          273.1          189.5
                                         ---------      ---------      ---------
CASH AND EQUIVALENTS AT END OF PERIOD..  $   253.9      $   279.6      $   273.1
                                         =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest Paid......................   $   847.8      $   816.2      $   823.4
   Income Taxes Paid..................       181.5          222.9          154.8
See Notes to Financial Statements.


                       BENEFICIAL CORPORATION AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                        (in millions, except per share amounts)


1.    NATURE OF OPERATIONS

      Beneficial Corporation (Company) is a holding company, subsidiaries of which provide financial services through their various consumer finance, banking and insurance operations located throughout the United States, Canada, Germany, Ireland and the United Kingdom. The Beneficial consumer finance loan office network includes more than 1,200 offices, offering both real estate secured loans and unsecured loans, as well as credit-related insurance products. Additionally, other subsidiaries offer credit card products (largely private-label), tax refund anticipation loans and selected non-credit-related insurance products. Approximately 40% of loans owned outstanding are secured by real estate. The majority of net income is derived from the consumer finance operations and credit insurance products related to the consumer finance business. Operations in any one country outside the United States are not significant in relation to the Company's overall operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

      a) Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles. Certain prior-period amounts have been reclassified to conform with the 1997 presentation.

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

      c) Finance Operations. The financial statements are prepared on the accrual basis. Finance charges are recognized as income using the interest method or methods that produce similar results. The net amount of loan origination fees and direct loan origination costs are deferred and amortized into interest income over the estimated lives of the related loans. Direct origination costs for credit cards are deferred and amortized over 12 months. Income accrual is generally suspended after 30 days on delinquent loans.

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

      Certain real estate secured loans are accounted for as foreclosed property (in-substance foreclosure) even though the actual foreclosure has not occurred. Such loans continue to be reported in finance receivables. These loans are carried at the lower of cost or estimated fair market value when the borrower has little or no equity in the collateral at its current estimated fair market value and it appears unlikely that the borrower will repay the loan other than through liquidation of the property.

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

      Previously recognized servicing assets that exceed contractually specified servicing fees were reclassified as interest-only strips and are carried at fair value. Both the servicing assets and the interest-only strips are included in other assets on the balance sheet. The servicing assets are amortized in proportion to, and over the period of, estimated net future servicing fee income. The servicing assets are periodically reviewed for valuation impairment. This review is performed on a disaggregated basis for the predominate risk characteristics of the underlying loans which are loan type, term, interest rate, prepayment rate and loss rate. The fair value of the servicing assets and interest-only strips are determined by present valuing the estimated net future cash flows. The weighted-average assumptions used in the fair value calculations include: discount rate - 15%, prepayment rate - 34%, loss rate - 1.3%, and servicing fees - 1.0%.

      e) Insurance Operations. The Company's insurance subsidiaries are engaged in writing credit life, credit accident and health insurance, credit property, credit involuntary unemployment insurance and ordinary life insurance. Premiums on credit life insurance are taken into income using the sum-of-the-months or actuarial methods, except in the case of level-term contracts, which are taken into income using the straight-line method over the lives of the policies. Premiums on credit accident and health insurance are generally taken into income using an average of the sum-of-the-digits and the straight-line methods. Premiums for credit property and credit involuntary unemployment insurance are generally taken into income using the sum-of-the-months method or on a pro rata basis. Premiums for ordinary life insurance are included in income when due. Premiums collected on annuity contracts are included as a liability in insurance policy and claim reserves. Policy reserves for credit life, credit accident and health insurance, credit property, and credit involuntary unemployment insurance are equal to related unearned premiums. Additionally, claim reserves for credit life, credit accident and health insurance, credit property, and credit involuntary unemployment insurance are adjusted to reflect claim experience. Liabilities for future life insurance policy benefits associated with ordinary life contracts are accrued when premium revenue is recognized and are computed on the basis of assumptions as to investment yields, mortality, morbidity and withdrawals.

      f) Valuation of Investment Securities. Investments are owned principally by the insurance subsidiaries and consist primarily of debt securities. Investments in debt securities that the subsidiaries have both the ability and the intention of holding until maturity are classified as held-to-maturity securities and reported at amortized cost (remaining principal net of unamortized premiums or discounts). Investments that may be sold prior to maturity to support the subsidiaries' investment strategy, such as in response to changes in interest rates or tax deductibility of interest, are considered as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Gains and losses from trading securities are included in income from operations. The cost of investments sold is determined on the specific cost identification basis.

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

      h) Derivative Financial Instruments. To hedge its investment in foreign subsidiaries and to moderate its exposure to interest-rate fluctuations, the Company enters into various transactions involving off-balance-sheet financial instruments. These transactions include options, currency swaps and forwards for foreign currency risk management and interest-rate swaps and forward-rate agreements for interest rate exposure management.

      Gains or losses on foreign currency instruments designated as hedges of the Company's net investments in foreign subsidiaries are included with translation adjustments in shareholders' equity. Gains or losses on these instruments in excess of the amount needed to offset net investment losses or gains are included in income. The net amount of interest income and interest expense on agreements used to hedge interest-rate exposure is recognized in interest expense over the lives of the instruments. The indices on derivatives used to hedge interest-rate exposure match an index corresponding to either a specific long-term debt instrument or to a pool of short-term debt. The Company does not terminate these derivatives prior to maturity. In the unlikely event of termination, gain or loss would be reflected in the income statement, or deferred and recognized over the remaining life of the hedged instrument.

      The Company does not serve as a financial intermediary to make markets in any off-balance-sheet financial instruments nor does it hold or issue derivative financial instruments for trading purposes.

      i) Amortization  of  Intangible   Assets.   Excess  cost  applicable  to
      acquisitions is generally amortized on a straight-line basis over 20 years.

      j) Earnings per Common Share. Basic earnings per common share are computed by deducting dividend requirements on preferred stock of the Company from net income and dividing the remainder by weighted-average common shares outstanding. Diluted earnings per common share are computed by deducting dividend requirements on non-convertible preferred stocks of the Company from net income and dividing the remainder by weighted-average common shares outstanding adjusted for all dilutive potential common shares that were outstanding during the period.

      k) Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      l) Computer Software Costs. The Company capitalizes costs of purchased software or software developed internally when the project is in the application development stage. Costs of developed software that is considered to be in the preliminary project stage or the post-implementation stage are expensed as incurred. Costs incurred in conjunction with Year 2000 remediation are expensed as incurred.

3.    DIVESTITURE OF CANADA AND GERMANY

      As part of a number of strategic initiatives to enhance growth and build shareholder value, the Company recently announced its intent to sell its Canadian consumer finance subsidiary and its German consumer banking subsidiary. On February 10, 1998, the Company entered into a definitive agreement for the sale of its Canadian operations and on March 2nd closed the transaction. The sale generated a net aftertax gain in excess of $100. The Company anticipates the sale of its German subsidiary to occur in the near term. The sale is expected to result in a loss of $27.8 after consideration of a $31.0 tax benefit, primarily generated by the expected utilization of capital losses, and has been accrued at December 31, 1997. As of December 31, 1997, the net assets subject to sale totaled $137.2 and were comprised of the following:

                                      Canada          Germany             Total
        Net Finance Receivables.....  $775.1          $271.6           $1,046.7
        Other Assets................    14.7           129.5              144.2
                                      ------         -------           --------
          Total Assets.............    789.8           401.1            1,190.9
                                      ------         -------           --------
        Short-Term Debt............    344.2              --              344.2
        Long-Term Debt.............    308.8            32.5              341.3
        Deposits...................       --           277.6              277.6
        Other Liabilities..........     15.3            75.3               90.6
                                      ------         -------          ---------
          Total Liabilities..........  668.3           385.4            1,053.7
                                      ------         -------          ---------
        Net Assets................... $121.5         $  15.7          $   137.2
                                      ======         =======          =========

      In 1997, the Canadian operations reported pretax earnings of $21.2 while the German operating pretax loss was $6.7.

      The Company had previously announced its intent, in December of 1994, to sell its German subsidiary. However, in December of 1995, the Company announced the decision to retain the operation because no acceptable offers were received. Since negotiations and other efforts did not progress as anticipated in the original loss estimates, the Company recorded a $15.0, or $0.28 per share, charge in 1995 for additional potential losses relating to a significant liquidating loan portfolio.


4.    PROVISION FOR RESTRUCTURING

      In the fourth quarter of 1995, the Company implemented an expense-reduction program, principally within its headquarters operations. The resulting restructuring charge reduced net income by $5.9, or $0.11 per share, and was largely related to early retirement and severance expenses corresponding to workforce reductions of 225.

5.    FINANCE RECEIVABLES

      Finance receivables at December 31 consisted of the following:
                                                        1997            1996
                                                        ----            ----
       Receivables Owned:
          Real Estate Secured...............       $  5,905.3      $  5,931.7
          Personal Unsecured................          3,262.4         2,982.9
          Credit Cards......................          4,685.4         4,595.8
          Sales Finance Contracts...........            994.3           926.3
          Commercial........................            182.8            99.5
                                                    ---------       ---------
            Total Owned.....................         15,030.2        14,536.2
       Receivables Sold with Servicing Retained
             (all real estate secured)......          2,912.7         2,324.8
                                                    ---------       ---------
       Total Managed........................        $17,942.9       $16,861.0
                                                    =========       =========

      Includes receivables of $1,084.2 and $1,103.0 in 1997 and 1996, respectively, relating to the Company's German and Canadian subsidiaries.

      Average receivables during the years ended December 31 were as follows:
                                                    1997              1996

                                                    ----              ----
       Average Receivables Owned............        $14,459.6         $13,520.8
       Average Receivables Sold With
           Servicing Retained...............          2,600.4           1,798.1
                                                    ---------         ---------
       Average Managed......................        $17,060.0         $15,318.9
                                                    =========         =========

      From time to time, subsidiaries of the Company have sold home equity loans through securitizations and have retained collection and administrative responsibilities as servicer for the trust holding the home equity loans.

      Scheduled contractual maturities of finance receivables owned to be received after December 31, 1997, are as follows:

                                1998       1999       2000      2001     Beyond
                                ----       ----       ----      ----     ------
       Real Estate Secured...... 18%        12%        12%       13%         45%
       Personal Unsecured....... 43         32         17         4           4
       Credit Cards............. 43          7          7         6          37
       Sales Finance Contracts.. 72         20          6         1           1
       Commercial............... 25         20         13         8          34
       Overall.................. 35%        16%        11%        8%         30%

      While the statutes of several states place no maximum limit on the contractual term of closed-end loans secured by real estate, the consumer finance subsidiaries generally limit loans of this type to periods ranging from 60 to 180 months. Terms of closed-end unsecured loans and sales finance contracts generally do not exceed 60 months. It is the Company's experience that a substantial portion of all consumer receivables is renewed or repaid prior to contractual maturity dates. Accordingly, the previous tabulation should not be viewed as a forecast of future cash collections. During the years ended December 31, 1997 and 1996, cash collections totaled $11,505.2 and $8,954.0, respectively. The monthly collections of cash principal as a percentage of average receivables were 6.66% in 1997 and 5.51% in 1996.

6.    ALLOWANCE FOR CREDIT LOSSES

      Changes in the allowance for credit losses were as follows:

                                                            1997           1996
                                                            ----           ----
       Balance at Beginning of Year..................    $ 498.2        $ 406.1
       Accounts Charged Off..........................     (468.2)        (363.3)
       Recoveries on Accounts Previously Charged Off.       56.0           46.4
       Provision for Credit Losses...................      485.3          398.8
       Other.........................................      (11.4)          10.2
                                                          -------        -------
       Balance at End of Year.........................    $ 559.9        $ 498.2
                                                          =======        =======

      Year-end balances include $37.5 and $57.3 in 1997 and 1996, respectively, relating to the Company's German and Canadian subsidiaries.


7.    INVESTMENT SECURITIES

      In the fourth quarter of 1995, the Company decided to exit its annuity business. The actual disposition of the annuity business and the capital gain from the sale of corresponding investments increased net income by $8.4, or $0.16 per share, in March 1996. As of December 31, 1997, shareholders' equity included a net unrealized gain of $5.2, consisting of an $8.0 net gain on the Available-For-Sale portfolio, offset by $2.8 of applicable income taxes.

      Investments at December 31 were as follows:

                                                      Gross        Gross    Est.
                                      Amortized  Unrealized   Unrealized  Market
        1997                               Cost       Gains       Losses   Value
        ----                          ---------  ----------   ----------  ------
        Available-For-Sale
        Debt Securities:
           Corporate...............      $294.7        $6.5         $1.1  $300.1
           Mortgage-backed.........        29.8          .9           --    30.7
           Municipal...............         5.2          .1           --     5.3
           U.S. Government.........       115.8         1.0           --   116.8
           Foreign Government......        59.8          .7           --    60.5
           Other...................         5.6          .1           --     5.5
                                         ------       -----        -----   -----
                                          510.9         9.2          1.2   518.9
        Equity Securities..........          .6          --           --      .6
                                         ------       -----        -----   -----
           Total...................      $511.5        $9.2         $1.2  $519.5
                                         ======        ====         ====  ======
        Held-To-Maturity
        Debt Securities:
           Corporate...............       $48.8        $ .4        $  .1   $49.1
           Mortgage-backed.........         2.2          --           --     2.2
           Municipal...............        10.8          .3           --    11.1
           U.S. Government.........        10.4          --           .1    10.3
           Foreign Government......         1.1          --           .1     1.0
           Other...................        10.2          --           --    10.2
                                          -----        ----          ---    ----
                 Total.............       $83.5        $ .7         $ .3   $83.9
                                          =====        ====         ====   =====





                                                Gross          Gross        Est.
                             Amortized     Unrealized     Unrealized      Market
        1996                      Cost          Gains         Losses       Value
        ----                 ---------    -----------     ----------      ------
        Available-For-Sale
        Debt Securities
           Corporate.........   $273.6           $5.3           $3.4      $275.5
           Mortgage-backed...     35.1            1.2             .2        36.1
           Municipal.........      7.3             .1             .1         7.3
           U.S. Government...     93.9             .6             .2        94.3
           Foreign Government.    42.4             .5             --        42.9
                                  ----           ----           ----        ----
                                 452.3            7.7            3.9       456.1
        Equity Securities....       .6             --             --          .6
                                  ----           ----           ----        ----
           Total.............   $452.9           $7.7           $3.9      $456.7
                                ======           ====           ====      ======
        Held-To-Maturity
        Debt Securities:
           Corporate..........   $48.9           $ .1          $  .7       $48.3
           Mortgage-backed....     2.6             --             .1         2.5
           Municipal..........     8.5             .2             --         8.7
           U.S. Government....    14.4             --             .2        14.2
           Foreign Government.     1.1             --             --         1.1
           Other..............    18.1             --             --        18.1
                                  ----            ---            ---        ----
                 Total........   $93.6           $ .3           $1.0       $92.9
                                 =====           ====           ====       =====

      Included in investments is $263.2 and $135.8, in 1997 and 1996, respectively, classified as trading securities. These amounts represent residual interests in securitized receivables resulting from the early payment of principal to certificate holders.

      The contractual maturities of debt securities at December 31, 1997, are shown in the table that follows. Actual maturities may differ from contractual maturities because some borrowers may have the right to prepay obligations, with or without prepayment penalties.

                                                Amortized          Estimated
                                                   Cost           Market Value
        1997
        Available-For-Sale
        Due within one year...............        $  29.1            $  29.1
        Due one through five years........          156.1              158.4
        Due five through ten years........          317.4              322.9
        Due after ten years...............            8.3                8.5
                                                   ------             ------
           Total..........................         $510.9             $518.9
                                                   ------             ------

        Held-To-Maturity
        Due within one year..............        $    7.3           $    7.3
        Due one through five years.......            47.3               47.5
        Due five through ten years.......            17.1               17.3
        Due after ten years..............            11.8               11.8
                                                  -------            -------
           Total.........................         $  83.5            $  83.9
                                                  =======            =======

      Proceeds from sales of Available-For-Sale securities totaled $347.8 in 1997, compared with $1,508.5 in 1996. Gross gains of $6.8 in 1997 and $27.5 in 1996, and gross losses of $0.4 in 1997 and $1.6 in 1996, were realized on those sales.

8.    OTHER ASSETS

       At December 31                              1997             1996
       --------------                              ----             ----
       Annuity Deposits...................... $   787.9         $   908.3
       Deferred Income Tax Benefits..........     302.7             232.3
       Excess Cost of Net Assets Acquired....      43.7              14.6
       Interest-Only Residual................      72.8              46.9
       Investments in and Advances to Discontinued
         Operations..............                   6.5              15.0
       Miscellaneous Accounts and Notes
         Receivable.........................       75.7              70.1
       Prepaid Expenses.....................      178.9             130.7
       Property Acquired by Foreclosure.....       85.5             100.2
       Recoverable Income Taxes.............       43.4              44.6
       Servicing Asset......................       11.4               8.0
       Unamortized Insurance Policy Acquisition
         Costs......................               33.2              36.0
       Other................................      183.7             115.9
                                               --------          --------
          Total.............................   $1,825.4          $1,722.6
                                               ========          ========

      The activity in the servicing asset is summarized as follows: balance January 1, 1997 - $8.0, recognized during the period - $6.9, amortization - $3.5, balance at December 31, 1997 - $11.4.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       At December 31                               1997             1996
       --------------                               ----             ----
       Accounts Payable......................     $347.3           $191.5
       Accrued and Deferred Compensation.....       76.4             72.1
       Accrued Interest......................       81.0             69.5
       Accrued Postretirement Benefits.......       72.2             61.1
       Accrued Pension Cost..................       16.8             18.4
       Income Taxes Payable..................       46.1             42.0
       Insurance Premiums Payable............       27.7             32.2
       Other.................................       40.5             47.2
                                                  ------           ------
          Total..............................     $708.0           $534.0
                                                  ======           ======

10.   SHORT-TERM DEBT

      Short-term debt, includes $1,277.4 and $916.9 relating to foreign subsidiaries at year-end 1997 and 1996, respectively, of which $344.2 and $228.4 at year-end 1997 and 1996, respectively, relate to the German and Canadian subsidiaries. Short-term debt consisted of the following:

       At December 31                                 1997              1996
       --------------                                 ----              ----
       Commercial Paper.......................... $3,770.5          $3,695.4
       Bank Borrowings...........................    814.6             473.9
                                                  --------          --------
          Total.................................  $4,585.1          $4,169.3
                                                  ========          ========

      Selected details of short-term borrowings are as follows:

                                              1997          1996           1995
                                              ----          ----           ----
       Highest Aggregate at Any Month-End. $4,585.1      $4,571.3       $4,023.9
       Daily Average Amount...............  3,977.1       3,846.2        3,366.3
       Weighted Average Interest Rates:
          At Year-End:
             Commercial Paper.............     5.74%         5.38%         5.85%
             Bank Borrowings..............     7.48          6.17          6.71
                Overall...................     6.09          5.49          5.98
          Paid During Year*:
             Commercial Paper.............     5.52          5.52          6.24
             Bank Borrowings..............     6.89          6.46          7.19
                Overall...................     5.68%         5.63%         6.37%

      *Weighted average interest rates paid during the year have been determined by relating short-term interest costs (including the costs of maintaining lines of credit) for each year to the daily average dollar amounts outstanding.

      The Company maintains committed revolving credit agreements in support of its outstanding commercial paper. At December 31, 1997, the Company had lines of credit of $4,307.5, of which $3,850.7 was unused. The most significant of these credit agreements has a net-worth test of $1,000. Annual commitment fee requirements to support availability of credit agreements at the end of 1997, 1996 and 1995 totaled $3.9, $4.1 and $5.8, respectively.

      The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense were increases as follows: .08% and $3.1 in 1997; .13% and $5.1 in 1996; and .05% and $1.7 in 1995.

11.   LONG-TERM DEBT

       At December 31                               1997                1996
       --------------                               ----                ----
          United States..............           $7,814.8            $7,832.2
          Canada.....................              308.8               338.6
          Germany....................               32.5                31.6
          United Kingdom.............              731.1               428.7
                                                --------            --------
             Total...................           $8,887.2            $8,631.1
                                                ========            ========

      Long-term debt, including weighted average interest rates by year of maturity on debt outstanding at December 31, 1997, is shown below in the earliest year it could become payable:

                               Average Rates
       Maturity                    1997                 1997                1996
       --------                -------------            ----                ----
       1997.................                                            $2,610.1
       1998.................         7.13%           $2,246.1            1,982.0
       1999.................         6.73             1,990.7            1,669.7
       2000.................         6.71             1,254.1              554.9
       2001..................        7.05               946.3              632.4
       2002..................        6.82             1,293.4              558.3
       2003-2007.............        6.77               959.3              426.4
       2008-2023.............        7.85               197.3              197.3
                                                    ---------          ---------
          Total..............        6.90%           $8,887.2           $8,631.1
                                                     ========           ========



      The weighted average annual interest rates on debt outstanding at year-end were 6.90%, 6.84% and 7.24% for 1997, 1996 and 1995, respectively.
      Weighted average interest rates (including issuance costs) paid during the year on average long-term debt outstanding were 6.92%, 7.07% and 7.56% for years ended December 31, 1997, 1996 and 1995, respectively.

      Long-term debt outstanding at December 31, 1997 and 1996, includes $4,174.6 and $3,815.7, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one to two years.

      The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense were increases as follows: .02% and $2.0 in 1997; .06% and $4.8 in 1996; and .05% and $3.7 in 1995.

12.   CAPITAL STOCK

      Shares of capital stock outstanding were as follows:

      At December 31.......................   1997           1996         1995
      --------------                          ----           ----         ----
      5% Cumulative Preferred - $50 par value.
         Authorized, 585,730..............407,718(a      407,718(a     407,718(a

      $5.50  Dividend  Cumulative
         Convertible  Preferred  - no par
         value - $20 stated  value  (each
         share  convertible  into nine
         shares of  Common; maximum
         liquidation value, $1,653,800,
         $1,845,700, and $2,031,000).
         Authorized, 1,164,077
           Outstanding Shares Beginning of
               Year...................      18,457         20,310        22,362
           Conversion into Common.....      (1,919)        (1,853)       (2,052)
                                           --------       --------      --------
           Outstanding Shares End of Year   16,538         18,457        20,310
                                           --------       --------      --------

      $4.50 Dividend Cumulative Preferred
         - $100 par value.
         Authorized, 103,976.............   103,976        103,976       103,976
                                           --------       --------       -------

      $4.30 Dividend Cumulative Preferred
         - no par value -
         $100 stated value.
         Authorized, 1,069,204...........   836,585        836,585       836,585
                                           --------        -------       -------

      Common - $1 par value.  Authorized
          160,000,000
          Outstanding Shares Beginning
           of Year.................... 54,041,214     53,197,422      52,509,728
          Conversion of $5.50 Preferred
           into Common...............      17,271         16,677          18,468
          Exercise of Stock Options..     453,363        827,115         669,903
          Tendered Shares............     (29,510)           --            --
          Repurchased Shares.........  (1,205,000)           --            --
          Direct Investment Plan.....      13,271            --            --
          Transfer into Treasury from
            Treasury
            Shares Held as an Asset..          --            --            (677)
          Outstanding Shares End
             of Year................. 53,290,609(b   54,041,214(b   53,197,422(b
                                        ----------     ----------     ----------
          After deducting treasury shares:
              a)  5% Cumulative
                    Preferred........      178,012        178,012        178,012
              b)  Common.............    3,581,451      2,800,304      3,627,419


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

      At December 31, 1997, a total of 148,842 shares of common stock was reserved for conversion of $5.50 Dividend Cumulative Convertible Preferred Stock. During the year, 17,271 shares of common stock were issued upon conversion of the $5.50 Dividend Cumulative Convertible Preferred Stock, and 453,363 common stock treasury shares were reissued in connection with the exercise of stock options.

13.   ADDITIONAL CAPITAL

      Additional capital decreased by $54.6 in 1997 and increased by $35.3 in 1996. The decrease in 1997 resulted from common stock repurchases of $78.8 offset by issuances in connection with various employee stock plans, primarily the non-qualified stock option plan described in Note 20. The increase in 1996 resulted from stock issuances in connection with various employee stock plans.

14.   PREFERRED STOCK PURCHASE RIGHTS

      On August 22, 1996, the Board of Directors of the Company adopted a Renewed Rights Agreement which became effective November 23, 1997. One new Preferred Stock Purchase Right (Right) was issued for each share of common stock, par value $1.00 per share, of the Company outstanding on November 23, 1997, and a Right will be issued for each share of common stock issued thereafter. Under certain circumstances, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's Series A Participating Preferred Stock at a price of $235, subject to adjustment. Until the Rights become exercisable, expire or are redeemed, they will automatically trade with the common stock but will at no time have voting power.

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

      Generally, the Rights may be redeemed by the Company for $.01 per Right at any time prior to the expiration of the Rights on August 22, 2006, and the Company may alter the exercise price of the Rights and extend the duration of the Renewed Rights Agreement beyond its 10-year term.

      The Renewed Rights Agreement, which became effective on November 23, 1997, replaced the original Rights Agreement adopted in 1987. The original Rights Agreement was substantially identical to the Renewed Rights Agreement, except that (i) the exercise price per Preferred Stock Purchase Right was $87.50 per share, subject to adjustment; (ii) the redemption price was $.025 per Right; (iii) each Right entitled the registered holder to purchase from the Company one two-hundredth of a share of the Company's Series A Participating Preferred Stock; and (iv) the amendment provision did not permit the Company to alter the exercise price of the Rights or to extend the original Rights agreement beyond its 10-year term.

15.   EMPLOYEE RETIREMENT PLANS

      The Company has a non-contributory defined benefit pension plan (Plan) covering substantially all employees of the Company and its subsidiaries in the United States. The benefits provided are based on the employee's age, years of service and average compensation during the highest three consecutive years of earnings. The Company has made annual contributions at least equal to the amounts accrued for retirement expense. Plan assets are invested primarily in equity securities and corporate bonds.

      The Company also has a supplemental retirement plan to restore those benefits which have been earned under the Plan but which are not payable to participants because of the limits imposed by the Internal Revenue Code on qualified plan benefit distributions.

      Employees of subsidiaries outside the United States generally receive retirement benefits from Company-sponsored plans or from statutory plans administered by governmental agencies in other countries.

      In addition, the Company funds two 401(k) savings plans, which collectively cover substantially all employees of the Company and its subsidiaries in the United States, under which basic contributions are made annually up to 2.5% of each eligible employee's annual compensation up to $0.15. Related costs charged to income for the years ended December 31, 1997, 1996 and 1995, were $5.4, $4.8 and $4.6, respectively.

      The Plan's funded status and amounts recognized in the Company's balance sheet are as follows:

      At December 31                                         1997           1996
      --------------                                         ----           ----
      Actuarial Present Value of Benefit Obligation:
         Vested Benefits............................       $ 51.5         $ 45.4
         Non-Vested Benefits........................         12.5           15.0
                                                          -------        -------
      Accumulated Benefit Obligation................         64.0           60.4
      Effect of Future Salary Increases.............         48.8           43.5
                                                          -------        -------
      Projected Benefit Obligation..................        112.8          103.9
      Less Plan Assets at Fair Value................         78.9           65.0
                                                          -------        -------
      Projected Benefit Obligation in Excess of Plan
        Assets.....................                          33.9           38.9
      Less Unrecognized Net Loss....................         17.1           20.5
                                                          -------        -------
      Accrued Pension Cost Included in Accounts Payable
       and Accrued Liabilities......................       $ 16.8         $ 18.4
                                                           ======         ======

      For 1997, the projected benefit obligation was determined using an assumed discount rate of 7.00% (compared with 7.50% in 1996), an assumed long-term rate of return on assets of 9.00%, and an assumed long-term rate of increase in future compensation levels of 4.50%.

      The following  table details the components of net pension expense for the
      Plan:

                                                      1997       1996      1995
                                                      ----       ----      ----
      Service Cost - Benefits Earned During Period...$ 5.5      $ 5.4     $ 4.4
      Interest Cost on Projected Benefit Obligation..  7.3        7.6       7.6
      Actual Return on Plan Assets...................(13.3)      (7.1)    (12.3)
      Net Amortization and Deferral..................  7.9        1.6       7.1
                                                     -----       -----    -----
      Net Periodic Pension Cost..................... $ 7.4       $ 7.5    $ 6.8
                                                     =====       =====    =====

      Pension expense related to the Company's supplemental pension plan was $1.3, $1.3 and $1.2 in 1997, 1996 and 1995, respectively. Pension expense for the Company's subsidiaries outside the United States was $2.8, $2.7 and $2.6 for 1997, 1996 and 1995, respectively.

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

      The cost to the Company of postretirement benefits consisted of the following components:

      At December 31                        1997           1996            1995
      --------------                        ----           ----            ----
      Postretirement Benefit Cost:
         Service Cost - benefits
          attributable to service
           during the year...               $2.0            $2.0           $1.5
         Interest Cost on Accumulated
          Benefit Obligation............     4.2             4.1            4.2
         Amortization of Deferred Gain..    (0.8)           (0.3)          (0.8)
                                            ----            ----           ----
            Total.......................    $5.4            $5.8           $4.9
                                            ====            ====           ====

      The actuarial and recorded liabilities for these benefits were as follows:

      At December 31                                        1997           1996
      --------------                                        ----           ----
      Accumulated Postretirement Benefit Obligation:
         Retirees....................................      $45.1          $38.8
         Fully Eligible Active Plan Participants.....       12.4           10.3
         Other Active Plan Participants..............       14.7           12.0
                                                           -----          -----
            Total....................................      $72.2          $61.1
                                                           =====          =====

      For measurement purposes, a 10.2% pre-65 trend rate was used for 1997 and 1996, with an ultimate rate of 5.0% in 2013. In addition, a 9.7% post-64 trend rate was used for 1997 and 1996, with an ultimate rate of 5.0% in 2018. For dental costs, a trend rate of 6.0% was used for 1997 and 1996, with an ultimate rate of 4.0% in 2001. The discount rate was 7.00% at December 31, 1997, and 7.50% at December 31, 1996. A one-percentage-point increase in the health care trend rate would have increased the accumulated postretirement benefit obligation by $3.9 at year-end 1997 and would have added $.6 to the benefit cost for the year.

17.   INCOME TAXES

      The provision for income taxes consisted of the following:

                                         1997            1996          1995
                                         ----            ----          ----
      Federal:
         Current:
            U.S.....................   $153.5         $177.0          $124.1
            Foreign.................     17.4           16.0            18.4
                                       ------         ------          ------
               Total................    170.9          193.0           142.5
                                       ------         ------          ------
         Deferred:
            U.S.....................    (71.3)         (32.8)          (34.2)
            Foreign.................     (0.2)           0.3            (0.8)
                                       ------         ------          ------
               Total................    (71.5)         (32.5)          (35.0)
      State and Local...............     20.2           17.0            12.4
                                       ------         ------          ------
            Total Provision for
               Income Taxes.........   $119.6         $177.5          $119.9
                                       ======         ======          ======


      Temporary   differences   that  gave  rise  to  deferred  tax  assets  and
      liabilities were as follows:

      At December 31                                   1997                1996
      --------------                                   ----                ----
      Deferred Tax Assets:
         Allowance for Credit Losses............      $187.2              $163.9
         Capital Losses - Germany...............        33.0                --
         Retiree Benefit Plans..................        31.5                29.8
         Accrued and Deferred Compensation......        19.4                19.2
         Deferred Commission Income.............        12.8                10.4
         Insurance Reserves.....................        10.1                 3.3
         Foreign Tax Credits*...................         1.3                 8.0
         All Other...............................       73.0                64.2
                                                      ------              ------
            Subtotal.............................      368.3               298.8
                                                      ======              ======
      Deferred Tax Liabilities:
         Real Estate Partnership Losses..........       27.4                23.7
         Deferred Acquisition Costs..............       17.8                15.7
         All Other...............................       17.1                19.1
                                                      ------              ------
            Subtotal.............................       62.3                58.5
                                                      ------              ------
      Valuation Allowance*.......................      (3.3)               (8.0)
                                                      ------              ------
            Net Deferred Taxes....................    $302.7              $232.3
                                                      ======              ======

      *Foreign Tax Credits are fully offset by valuation allowances because utilization is uncertain. The tax credits expire over the next five years.

      A reconciliation of the differences between income taxes computed at the statutory U.S. income tax rate and the consolidated tax provisions is as follows:

                                                  1997          1996        1995
                                                  ----          ----        ----
      Statutory U.S. Tax Rate...................  35.0%        35.0%       35.0%
      Increase (Decrease):
         Differential Due to Operations Outside
              U.S...............                   (.8)        (1.4)        4.0*
         State and Local Income Taxes...........   3.5          2.4         3.0
         Capital Losses - Germany...............  (7.7)         --          --
         Other..................................   2.0          2.7         2.3
                                                  ----         ----        ----
         Effective Tax Rate.....................  32.0%        38.7%       44.3%
                                                  ====         ====        ====

      *Includes 3.2% in 1995 resulting from the non-deductibility of credit losses at the German banking subsidiary.

      The foreign tax credit utilization resulted from the Company's election to modify the limitation calculation. U.S. income taxes were not provided at December 31, 1997, on $19.0 of undistributed earnings of foreign subsidiaries, which are expected to be permanently invested in foreign countries, and on $77.8 of undistributed earnings of life insurance subsidiaries accumulated as policyholders' surplus under tax laws in effect prior to 1984. Should these amounts be distributed, the additional income taxes payable would be approximately $1.0 and $27.2, respectively.

18.   OTHER REVENUE

                                            1997            1996           1995
                                            ----            ----           ----
        Investment Income................$  56.6         $  80.2         $ 67.8
        Net Tax Service (RAL) Revenue....  105.7           140.9          (14.9)
        Securitization Revenue...........  237.8           192.3          123.6
        Other............................   60.7            46.3           54.4
                                            ----            ----           ----
          Total.......................... $460.8          $459.7         $230.9
                                          ======          ======         ======


19.   OTHER EXPENSES
                                                1997           1996         1995
                                                ----           ----         ----
      Collection Expense.................     $  27.4       $  20.4      $  16.4
      Data Processing Costs..............        57.8          42.1         35.6
      Depreciation.......................        38.8          40.8         40.0
      Insurance Commissions..............        19.9          18.5         21.7
      Licenses and Taxes.................        20.9          17.6         17.0
      Losses on Real Estate Foreclosures.        26.1          38.1         45.9
      Marketing..........................       111.9          77.1         58.2
      Occupancy..........................        80.7          78.1         75.8
      Origination Costs..................        18.0          29.1         26.7
      Postage............................        35.8          32.3         26.6
      Premium Amortization...............        33.4          35.2         25.3
      Printing...........................        23.3          27.6         22.6
      Professional Services..............        46.0          29.9         26.6
      Telecommunications.................        32.8          32.6         30.6
      Travel.............................        23.0          21.4         20.3
      Other..............................        81.5          65.6         52.3
                                               ------        ------       ------
         Total...........................      $677.3        $606.4       $541.6
                                               ======        ======       ======

20.   STOCK OPTIONS

      The Company has a non-qualified stock option plan (Non-Qualified Plan), adopted in 1990, which provides for grants of options to officers, directors and key employees of the Company and its participating subsidiaries. Under the Non-Qualified Plan, the option price shall not be less than 100% of fair market value on the date the option is granted. Options generally become exercisable in cumulative annual increments of 25% each year, commencing one year after date of grant and expiring after 10 years. The aggregate number of options for any calendar year may not exceed 1.75% of the total issued and outstanding common stock of the Company as measured on the first day of any such calendar year. If during any such calendar year the total number of authorized options is not granted, the remainder will be available for granting during any succeeding year during the term of the Non-Qualified Plan. Shares of common stock to be issued upon exercise of options may be treasury shares reacquired by the Company or authorized and unissued common shares or a combination of both.

      The Company adopted an equity participation plan (Plan) in 1997, that provides for grants of options to each eligible employee. It is the intent of the Plan that there be no overlap in eligibility between the Plan and the Non-Qualified Plan. Under the Plan, the option price shall be 120% of the fair market value on the date the option is granted. Options are fully exercisable when granted and expire after 10 years.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Non-Qualified Plan or the Plan. Had compensation cost for the Non-Qualified Plan or the Plan been determined based on the fair value at the grant date of awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997         1996        1995
                                                   ----         ----        ----
        Net Income - Reported..................  $253.7       $281.0      $150.5
        Net Income - Pro Forma.................   248.9        278.8       150.3
        Basic Earnings per share:
           Reported............................    4.68         5.19        2.77
           Pro Forma...........................    4.59         5.15        2.77
        Diluted Earnings per share:
           Reported............................    4.54         5.05        2.71
           Pro Forma...........................    4.45         5.01        2.71

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 3.07%,3.54% and 4.00%; risk-free interest rate of 5.82%, 5.95% and 5.77%; expected volatility of 26.3% and expected lives of 5.5 for all years. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The weighted average fair value at the date of grant for options granted during 1997, 1996 and 1995 was $16.06, $16.21 and $13.10 per option, respectively.

      The following table summarizes the activity relating to the Plan:



                                                               Weighted-Average
                                                    Number      Exercise Price
      Shares Under Option
      Options Outstanding December 31, 1994..     3,634,566         $33.05
         Options Exercised...................      (669,903)         28.82
         Options Canceled....................      (132,425)         35.26
         Options Granted.....................       955,130          49.19
                                                 ----------        -------
      Options Outstanding December 31, 1995..     3,787,368          37.79
                                                  =========        =======

         Options Exercised...................      (827,115)         32.79
         Options Canceled....................       (68,056)         40.38
         Options Granted.....................     1,042,350          64.32
                                                  ---------        -------
      Options Outstanding December 31, 1996..     3,934,547          45.82
                                                  =========        =======

         Options Exercised...................      (453,363)         38.52
         Options Canceled....................      (485,088)         72.10
         Options Granted.....................     3,031,800          82.53
                                                  ---------         ------
      Options Outstanding December 31, 1997..     6,027,896         $62.72
                                                  =========         ======

      Options Exercisable December 31, 1997..     3,605,679         $60.92
                                                  =========         ======


The following table summarizes information about stock options outstanding at December 31, 1997:

              Options Outstanding                     Options Exercisable
 -------------------------------------------------------------------------------
                                  Weighted-
                                    Average   Weighted-                Weighted-
                                  Remaining     Average                  Average
        Range of       Number   Contractual    Exercise        Number   Exercise
  Exercise Price  Outstanding          Life       Price   Exercisable      Price
  --------------  -----------  ------------   ---------   -----------  ---------
 $21.75 -  $22.44      42,477       3 years      $22.04        42,477     $22.04
  29.16 -   31.13     519,727     4.6 years       29.95       519,727      29.95
  37.44 -   38.78   1,053,375     6.5 years       37.70       862,737      37.76
  49.19 -   49.25     752,414       8 years       49.19       331,814      49.19
  61.81 -   64.44     965,313       9 years       64.32       254,834      63.98
  75.44 -   79.44   1,100,500      10 years       77.04             -          -
  81.00 -   90.53   1,594,090     9.6 years       86.54     1,594,090      86.54
  ---------------   ---------     ---------       -----     ---------      -----
  $21.75 - $90.53   6,027,896     8.4 years      $62.72     3,605,679     $60.92
  ===============   =========     =========      ======     =========     ======

21.   DIVIDENDS PAID

                                                  1997         1996        1995
                                                  ----         ----        ----
        Preferred Stock:
           5%.............................    $    1.0     $    1.0      $  1.0
           $5.50 Convertible..............          .1           .1          .1
           $4.50..........................          .5           .5          .5
           $4.30..........................         3.6          3.6         3.6
                                                   ---          ---         ---
                                                   5.2          5.2         5.2
        Common Stock......................       115.5        105.3        94.5
                                                 -----        -----        ----
             Total Dividends..............      $120.7       $110.5       $99.7
                                                ======       ======       =====

22.   GEOGRAPHIC INFORMATION

      Data by geographic area for the years ended December 31 are shown in the following table:

                                                              Inter-
                                     United                   Company
                                     States     Foreign   Eliminations     Total
      1997
      Revenue.......................$ 2,507.8  $  462.2      $(14.3)   $ 2,955.7
      Income before Income Taxes....    389.9     (16.6)         --        373.3
      Net Assets....................  1,380.5     391.8          --      1,772.3
      Total Assets.................. 14,339.9   3,396.9       (91.7)    17,645.1

      1996
      Revenue.......................  2,371.2     409.6        (8.9)     2,771.9
      Income before Income Taxes....    423.9      34.6          --        458.5
      Net Assets....................  1,398.6     296.2          --      1,694.8
      Total Assets.................. 14,410.0   2,589.7       (68.5)    16,931.2

      1995
      Revenue.......................  2,018.5     389.0        (9.3)     2,398.2
      Income before Income Taxes....    251.7      18.7          --        270.4
      Net Assets....................  1,250.0     253.0          --      1,503.0
      Total Assets.................. 13,572.3   2,219.2       (54.2)    15,737.3

23.   EARNINGS PER SHARE

                                                                      Per Share
                                                Income       Shares      Amount
        1997
        Net Income...........................   $253.7
           Less:  Preferred stock dividends..     (5.2)
                                              --------
        Basic Earnings per Share:
           Income available to common
             stockholders....................    248.5        53.0       $4.68
                                                 -----        ----       -----
           Convertible preferred stock.......      0.1        0.2
           Options...........................      --         1.2
           Employee stock purchase plan......      --         0.3
        Diluted Earnings per Share:
           Income available to common
             stockholders and assumed
                conversions..................   $248.6        54.7       $4.54
                                                ======        ====       =====

        1996
        Net Income...........................   $281.0
           Less:  Preferred stock dividends..     (5.2)
                                               --------
        Basic Earnings per Share:
           Income available to common
             stockholders....................    275.8        53.1       $5.19
                                                 -----        ----       -----
           Convertible preferred stock.......      0.1        0.2
           Options...........................      --         1.0
           Employee stock purchase plan......      --         0.3
        Diluted Earnings per Share:
           Income available to common
             stockholders and assumed
                conversions..................    $275.9        54.6       $5.05
                                                 ======        ====       =====

        1995
        Net Income...........................    $150.5
           Less:  Preferred stock dividends..      (5.2)
                                               ---------
        Basic Earnings per Share:
           Income available to common
             stockholders....................      145.3        52.5       $2.77
                                                   -----        ----       -----
           Convertible preferred stock.......        0.1        0.2
           Options...........................        --         0.7
           Employee stock purchase plan......        --         0.3
        Diluted Earnings per Share:
           Income available to common
             stockholders and assumed
                conversions..................     $145.4        53.7       $2.71
                                                  ======        ====       =====

24.   DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into foreign exchange forward agreements, options and currency swaps to hedge its net investment in foreign subsidiaries.
      The forward   agreements  do  not  subject  the  Company  to  risk  caused by exchange-rate movements because gains and losses on these agreements offset losses and gains on the assets and liabilities being hedged. The forward agreements generally have maturities that do not exceed six months.

      Outstanding forward agreements as of December 31, 1997, consisted of a sale of (pound)46.0 in exchange for US$71.6 and a net forward purchase of DM17.0 in exchange for US$9.6. This compares to forward sales of (pound)46.0 and DM38.0 in exchange for US$71.6 and US$24.7, respectively, at December 31, 1996.

      The Company sells at-the-money (spot) call options and buys out-of-the-money (spot) put options on British pounds. The strike rate of each call option is set at the then-current exchange rate, and the strike rate of each put option purchased is set at a rate whereby the premium received on the related call option exactly offsets the premium paid for such put option, resulting in no out-of-the-pocket cost. With the exception of the strike rates, all terms of the call and put are identical. The notional amount of each option is an amount that will generally produce offsetting gains or losses (on an aftertax basis) to the gains or losses produced by the underlying net investment. Further, the combination of these instruments (a so-called "no cost collar") is effectively a partial hedge, as hedging gains or losses occur only when the spot rates fluctuate outside the range of the respective strike rates. These option transactions generally have a maturity of three to six months.

      At December 31, 1997, the Company had purchased options to deliver British pounds in exchange for US$386.3, as compared with December 31, 1996, when the Company owned the right to deliver British pounds for US$166.0. Concurrently, the Company had sold options to buy British pounds for US$391.2 at December 31, 1997, as compared with sales of call options on British pounds for US$166.3 at year-end 1996.

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

      The Company recorded unrealized pretax gains of $6.0 at December 31, 1997, and unrealized pretax losses of $18.5 at December 31, 1996, on open hedges. These gains and losses represent a mark to spot on all open hedges and are recognized in a separate component of equity.

      There were no gains or losses recognized in net income attributable to the above hedging programs during the three years ended December 31, 1997. Gains and losses in excess of the amount needed to offset gains or losses on investments in foreign subsidiaries due to currency fluctuations are not expected given the above hedging strategy.

      The Company and its subsidiaries utilize interest rate swaps to manage interest rate risk. The agreements effectively changed interest rates on certain medium-term notes and other indebtedness issued by the Company and its subsidiaries to variable commercial paper or LIBOR indices or fixed rate, with interest received exactly offsetting interest paid on such medium-term notes or other indebtedness. The risks inherent in interest rate swaps are the potential inability of a counterparty to meet the terms of each contract. These agreements to exchange fixed and floating, or floating versus floating, interest rate payments are with major international financial institutions that are expected to fully perform under the terms of the agreements, thereby mitigating credit risk from the transactions.

      The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements. At December 31, 1997, accrued interest payable related to these interest rate swaps totaled $12.0, which is offset by $12.8 of accrued interest receivable. The impacts of the interest rate hedging activities on the Company's weighted average borrowing rates and on the reported interest expense were increases as follows: .04% and $5.1 in 1997; .08% and $9.9 in 1996; and .05% and $5.4 in 1995.

      The following table summarizes the interest-rate swaps outstanding at December 31, 1997:

                                                Weighted Average       Weighted
                                  Notional       Interest Rates         Average
                                    Amount      Pay       Receive      Maturity*

      Pay fixed-rate - receive
         floating-rate          $   732.5      7.40%       7.37%         2.6
      Pay floating-rate - receive
       fixed-rate
         Denominated in:
            US$                     153.0      6.13        6.51          8.4
            British pounds          141.0      7.89        7.94          1.5
      Pay floating-rate - receive
        floating-rate               853.2      6.09        5.75          1.4
                                 --------      ----        ----          ---
          Total                  $1,879.7      6.74%       6.61%         2.5
                                 ========      ====        ====          ===

      *Remaining term in years.

25.   CONCENTRATIONS OF CREDIT RISK

      Concentrations of credit risk with respect to finance receivables are limited because the Company's subsidiaries primarily lend to consumers across many different geographic areas. The highest percentage of owned receivables in any geographic area is in California (16%), with no other state or country having more than 13%. About 65% of receivables in California are real estate secured, compared with 39% for the Company in total. Second mortgage loans are generally limited to 75% of the appraised value of the home as determined by certified, independent appraisers. In the case of first mortgages, the lending cap is 80%. In addition, a rigorous discipline of credit approval is enforced regarding borrower debt-to-income ratios and overall consumer credit quality.

      In meeting the financing needs of its customers, subsidiaries of the Company issue commitments to extend additional credit to customers under revolving real estate (including loans securitized), credit cards and sales finance contracts as long as there is no violation of any conditions established in the contract. The commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. The Company uses the same credit procedures when entering into such commitments as it does for traditional lending products. At December 31, 1997, committed lines totaled $20,627.2, compared with $18,598.1 at year-end 1996, of which 56% at the end of 1997 was available for further loans. A large majority of these commitments expire without being exercised. As a result, total contractual commitments do not represent future credit exposure or liquidity requirements.

26.   LEASES

      The consumer finance system operates from premises under leases generally having an original term of five years with a renewal option for a like term. The Company leases its headquarters in Wilmington, Delaware, under a lease expiring in 2010. Also, a subsidiary leases an office complex in Peapack, New Jersey, with a primary term expiring in 2010 and renewal options totaling 47 years. Data processing equipment lease terms range from one to four years and are generally renewable. The minimum rental commitments under noncancelable operating leases at December 31, 1997, were as follows:

      1998.........................................................      $  72.8
      1999.........................................................         64.2
      2000.........................................................         53.9
      2001.........................................................         45.8
      2002.........................................................         41.3
      2003-2007....................................................        177.7
      2008-2021....................................................         88.2
                                                                          ------
         Total.....................................................       $543.9
                                                                          ======

27.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                     1997                         1996
                                     ----                         ----
                             Carrying      Estimated     Carrying     Estimated
      At December 31           Value       Fair Value     Value      Fair Value
      --------------        ----------     ----------    ---------   ----------
      Assets
      ------
      Cash and Equivalents.. $    253.9    $    253.9   $    279.6   $    279.6
      Investment Securities.      866.2         866.6        686.1        685.4
      Finance Receivables,
             Net............   14,470.3      15,646.2     14,038.0      15,090.9
      Servicing Asset.......       11.4          11.4          8.0           8.0
      Interest-Only Residual.      72.8          72.8         46.9          46.9

      Liabilities
      -----------
      Short-Term Debt........   4,585.1       4,585.1      4,169.3       4,169.3
      Deposits...............     555.3         555.3        635.0         635.0
      Long-Term Debt.........   8,887.2       9,033.2      8,631.1       8,812.6
      Accounts Payable.......     708.0         708.0        534.0         534.0

                                                           December 31
                                                       1997           1996
      Net Unrealized Gain (Loss) on Derivative
          Financial Instruments..............         $10.1         $(33.9)

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

      The fair value estimates presented were based on information available to the Company at December 31, 1997 and 1996. While management is not aware of any significant factors that would affect the year-end 1997 estimate since that date, current estimates of fair value could differ significantly from the amounts disclosed.

28.   CONTINGENT LIABILITIES

      In July 1992, the Internal Revenue Service (IRS) completed its examination of the Company's federal income tax returns for 1984 through 1987. The IRS proposed $142.0 in adjustments relating to 1986 and 1987 additions to the loss reserves of the Company's former subsidiary, American Centennial Insurance Company (ACIC), prior to the Company's sale of its entire interest in ACIC in May 1987.

      In order to limit the further accrual of interest on the proposed adjustments, the Company paid $105.5 of tax and interest during the third quarter of 1992.

      The issues were not resolved during the administrative appeals process, and the IRS issued a statutory Notice of Deficiency asserting the unresolved adjustments and increased the disallowance to $195.0 in the third quarter of 1996.

      The Company has initiated litigation in the United States Tax Court to oppose the disallowance. While the conclusion of this matter cannot be predicted with certainty, management does not anticipate the ultimate resolution to differ materially from amounts accrued. Complete resolution is not expected to occur within one year.

      The Company and subsidiaries are involved in various other claims and lawsuits incidental to the business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.



                   BENEFICIAL CORPORATION AND SUBSIDIARIES
                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                   (in millions, except per share amounts)

Quarter Ended                     3/31           6/30          9/30        12/31
-------------                     ----           ----          ----        -----
1997
Gross Revenue................    $772.6         $734.0       $744.3       $704.8
Income (Loss) before Income
 Taxes......................      162.4          133.4        120.6       (43.1)
Net Income (Loss)...........      100.7           88.3         77.5       (12.8)
Diluted Earnings (Loss) per
 Common Share...............       1.80           1.59         1.40        (.25)
Dividends per Common Share..        .52            .52          .57          .57

1996
Gross Revenue...............     $751.1         $682.4       $678.8       $659.6
Income before Income Taxes..      184.7          139.6        109.5         24.7
Net Income..................      107.4           82.4         67.9         23.3
Diluted Earnings per Common
 Share......................       1.96           1.48         1.22          .39
Dividends per Common Share..        .47            .47          .52          .52



Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Executive Officers of the Registrant

Name                     Age       Position and Offices Held as of March 2, 1998
----                     ---       ---------------------------------------------

Finn M. W. Caspersen  .. 56                      Director  (1975  to   present),
                                                 Chairman  of  the  Board  of
                                                 Directors,    Chief   Executive
                                                 Officer    and    Chairman   of
                                                 Executive  Committee  (1976  to
                                                 present),  Member of  Executive
                                                 Committee  (1975  to  present),
                                                 and Member of Finance Committee
                                                 (1975   to   present)   of  the
                                                 Company.

David J.  Farris.......  62                      Director  (1982 to present),
                                                 Member of Office of the
                                                 President (1984 to present),
                                                 Chief Operating  Officer (1987
                                                 to present),
                                                 Member of  Executive  Committee
                                                 (1983 to present) and Member of
                                                 Finance   Committee   (1988  to
                                                 present)   of   the    Company;
                                                 President  and Chief  Executive
                                                 Officer  (1982 to  present)  of
                                                 Beneficial           Management
                                                 Corporation,  a  subsidiary  of
                                                 the Company.

James H. Gilliam, Jr.  .... 52                    Director (1984 to present),
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

Andrew C. Halvorsen  .....  51                    Director (1984 to present),
                                                  Member of Office of the
                                                  President,
                                                  First  Vice  President  and
                                                  Chief  Financial  Officer
                                                 (1986 to present) and Member of
                                                  Executive and Finance
                                                  Committees  (1984 to present)
                                                  of the Company.

Patti  Prairie  .........   46                    Chief  Information  Officer
                                                  (1997 to present) of the
                                                  Company; Executive  Vice
                                                  President  (1997  to  present)
                                                  of  Beneficial
                                                  Management   Corporation   and
                                                  President (1997 to present) of
                                                  Beneficial          Technology
                                                  Corporation,  subsidiaries  of
                                                  the  Company;    Senior   Vice
                                                  President of Global  Corporate
                                                  Systems  (1995  to  1997)  and
                                                  Senior  Vice    President   of
                                                  Corporate   Business   Systems
                                                  (1994  to  1995) of   American
                                                  Express Company;Vice President
                                                  of  Financial    Services   of
                                                 International Business Machines
                                                  Consulting  Group   (1992   to
                                                  1994).

Jonathan Macey  ........... 41                   Senior Vice President,
                                                 Controller and Chief Accounting
                                                 Officer
                                                 (1997 to present) of the
                                                 Company;  Vice  President -
                                                 Financial
                                                 Controls of Beneficial
                                                 Management Corporation,  a
                                                 subsidiary of the Company
                                                 (1992 to 1997).

Scott A. Siebels  .......... 43                  Senior Vice President  (1998 to
                                                 present), Vice  President (1995
                                                 to  1997),  Secretary  (1995 to
                                                 present),  Assistant  General
                                                 Counsel (1998  to  present) and
                                                 Associate  Counsel  (1990 to
                                                 1997), Assistant Vice President
                                                 (1993 to 1995);  and Assistant
                                                 Secretary (1991 to 1995) of the
                                                 Company.

         Officers of the Company hold office until the next Annual Meeting of the Directors, to be held May 21, 1998, or until their successors are otherwise elected as provided in the By-Laws.

         Information required under this Item relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K and to the directors of the Company will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

         Information required under this Item will be contained in the Company's
Proxy  Statement  for  the  1998  Annual  Meeting  of  Stockholders,   which  is
incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         Information required under this Item will be contained in the Company's
Proxy  Statement  for  the  1998  Annual  Meeting  of  Stockholders,   which  is
incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item will be contained in the Company's
Proxy  Statement  for  the  1998  Annual  Meeting  of  Stockholders,   which  is
incorporated herein by reference.

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

         (1)  Financial Statements

              The following financial statements of Beneficial Corporation and Subsidiaries and Independent Auditors' Report are included in Item 8:

                  Independent Auditors' Report.
                  Balance Sheet at December 31, 1997 and 1996.
                  Statement of Income and Retained Earnings for the three years ended December 31, 1997. Statement of Cash Flows for the three years ended December 31, 1997.
                  Notes to Financial Statements.
                  Selected Quarterly Financial Data (unaudited).

         (2)  Financial Statement Schedules

              Schedule II Valuation and Qualifying Accounts and Reserves.

         (3)  Exhibits

              The Exhibit Index on pages 58-60 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.


The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

         (1) A report on Form 8-K, dated October 27, 1997, was filed relating to the Company's third-quarter earnings, which were announced on October 27, 1997, and the Company's announcement of a number of initiatives to enhance earnings growth and build shareholder value.

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

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   Years Ended December 31, 1997, 1996, and 1995
                                 (in millions)

--------------------------------------------------------------------------------
       Column A              Column B         Column C      Column D    Column E
--------------------------   --------         --------      --------    --------
                                       -------------------------
                                              Additions
                                       -------------------------

                          Balance at   Charged to   Charged           Balance at
                          Beginning    Costs and    to Other                End
 Description              of Year      Expenses     Accounts Deductions  of Year
----------------------   -----------  ---------------------- ---------- --------
YEAR ENDED DECEMBER 31, 1997
Reserves shown separately:
   Insurance policy and
      claim reserves:
         Policy reserves.   $1,200.9     $  --     $173.5(A)  $177.8(C) $1,065.5
                                                     51.9(I)   171.0(G)
                                                                12.0(H)
         Claim reserves..       66.1       71.1(D)    --        65.5(E)     71.7
                            --------     -------   -------    ------    --------
            Total.......    $1,267.0     $ 71.1     $225.4    $426.3    $1,137.2
                            ========     =======    ======    ======    ========
      Allowance for credit
        losses on
         finance
          receivables...    $  498.2     $485.3     $(11.4)   $412.2(F)$   559.9
                            ========     ======     =======   ======   =========

YEAR ENDED DECEMBER 31, 1996
Reserves shown separately:
      Insurance policy and
       claim reserves:
         Policy reserves.   $1,215.2     $  --      $212.2(A) $168.7(C) $1,200.9
                                                                49.0(G)
                                                                 8.8(H)
        Claim reserves...       50.3       82.8(D)      --      67.0(E)     66.1
                            --------      -------   ------    ------    --------
            Total........   $1,265.5     $  82.8    $212.2    $293.5    $1,267.0
                            ========      =======   ======    ======    ========
      Allowance for credit
        losses on
         finance
           receivables...  $   406.1      $398.8    $   10.2  $316.9(F)$   498.2
                           =========      ======    ========  ======   =========

YEAR ENDED DECEMBER 31, 1995
Reserves shown separately:
      Insurance policy and
       claim reserves:
         Policy reserves.   $1,041.5      $  --     $192.7(A) $152.7(C) $1,215.2
                                                     133.7(B)
         Claim reserves..       43.2        80.4(D)     --      73.3(E)     50.3
                            --------      -------   ------    ------    --------
            Total........   $1,084.7      $ 80.4    $326.4    $226.0    $1,265.5
                            ========      =======   ======    ======    ========
      Allowance for credit
        losses on
         finance
          receivables...    $  331.6      $295.2    $  3.7    $224.4(F)  $ 406.1
                            ========      ======    ======    ======     =======

NOTES
(A) Net premiums written and reinsurance assumed.    (F) Finance receivables
(B) Premiums collected on annuity  contracts.            charged off (after
(C) Earned premiums.                                     offsetting recoveries).
(D) Provision for insurance  claims.                 (G) Change in annuity
(E) Claims paid.                                         policy reserve.
                                                     (H) Foreign  currency
                                                         translation.
                                                     (I) Adjustment for ordinary
                                                         co-insurance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             BENEFICIAL CORPORATION


Date:  March 26, 1998               By         /s/ Andrew C. Halvorsen
                                       -----------------------------------------
                                       Andrew C. Halvorsen, Member of the Office
                                       of the President, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

      Signature                           Title                           Date

                                  Chairman of the Board of
                                 Directors and Chief Executive
                                 Officer and Director (Principal
     /s/ Finn M.W. Caspersen         Executive Officer)           March 26, 1998
-----------------------------------
        (Finn M.W. Caspersen)
                                  Member of the Office of the
                                    President, Chief Financial
                                       Officer and Director
     /s/ Andrew C. Halvorsen      (Principal Financial Officer)   March 26, 1998
------------------------------------
        (Andrew C. Halvorsen)
                                       Senior Vice President
                                       and Controller (Principal
     /s/ Jonathan Macey                  Accounting Officer)      March 26, 1998
-------------------------------------
        (Jonathan Macey)

     /s/ Robert J. Callander                  Director            March 26, 1998
--------------------------------------
        (Robert J. Callander)

     /s/ Robert C. Clark                       Director           March 26, 1998
--------------------------------------
        (Robert C. Clark)

     /s/ Leonard S. Coleman, Jr.               Director           March 26, 1998
--------------------------------------
        (Leonard S. Coleman, Jr.)

     /s/ David J. Farris                       Director           March 26, 1998
--------------------------------------
        (David J. Farris)

     /s/ James H. Gilliam, Jr.                 Director           March 26, 1998
--------------------------------------
        (James H. Gilliam, Jr.)

     /s/ Roland A. Hernandez                   Director           March 26, 1998
--------------------------------------
        (Roland A. Hernandez)

     /s/ J. Robert Hillier                     Director           March 26, 1998
--------------------------------------
        (J. Robert Hillier)

     /s/ Gerald L. Holm                        Director           March 26, 1998
--------------------------------------
        (Gerald L. Holm)

     /s/ Thomas H. Kean                        Director           March 26, 1998
--------------------------------------
        (Thomas H. Kean)

     /s/ Steven Muller                         Director           March 26, 1998
--------------------------------------
        (Steven Muller)

     /s/ Susan Julia Ross                      Director           March 26, 1998
--------------------------------------
        (Susan Julia Ross)

                                               Director           March 26, 1998
--------------------------------------
       (Robert A. Tucker)

                                               Director           March 26, 1998
--------------------------------------
       (Susan M. Wachter)

      /s/ Charles H. Watts, II                 Director           March 26, 1998
--------------------------------------
        (Charles H. Watts, II)


              Andrew C. Halvorsen, pursuant to Powers of Attorney (executed by each of the directors listed above as signing) filed with the Securities and Exchange Commission, does hereby sign and execute this report on behalf of such directors.

                                          /s/ Andrew C. Halvorsen
                               ---------------------------------------------
                                              Andrew C. Halvorsen


March 26, 1998

                                    EXHIBIT INDEX

  Exhibit
  Number                               Exhibit
   3.1 Copy of the Company's Restated Certificate of Incorporation, as amended.

   3.2          Copy of the Company's By-Laws, as amended.

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

   4.7 Copy of Credit Agreement dated as of November 15, 1995 among Beneficial Corporation as a borrower and as a guarantor, the borrowers defined in Article I, the lenders defined in Article I, Bank of America National Trust and Savings Association, Chemical Bank and Union Bank of Switzerland as co-arrangers, and Credit Suisse as administrative agent for the lenders (incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K for the year ended December 31, 1995).

   10.1 Copies of forms of agreement by and between Beneficial Corporation and certain key management employees of the Company and its subsidiaries (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the period ended March 31, 1996).

   10.2 Copies of forms of Severance Agreements by and between Beneficial Corporation and key executive officers of the Company and its subsidiaries (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the period ended March 31, 1996).

   10.3 Copy of Lease, dated as of June 28, 1982, between Hamilton Associates Limited Partnership and Beneficial Management Corporation (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the year ended December 31, 1982).

  Exhibit
  Number                                 Exhibit
   10.4 Copy of First Amendment to Lease dated as of July 2, 1997 between Hamilton Associates Limited Partnership and Beneficial Management Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   10.5 Copy of Guaranty dated as of July 2, 1997 of Beneficial Corporation relating to the Lease, as amended, between Hamilton Associates Limited Partnership and Beneficial Management Corporation (incorporated by reference to
                Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   10.6 Copy of Form of Indemnification Agreement between Beneficial Corporation and its directors, dated
                August 21, 1986, (incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K for the year ended
                December 31, 1986).

   10.7         Copy of  Amended  and  Restated  Directors'  Annuity  Plan
                dated  May 23,  1996  between  Beneficial   Corporation and  its
                directors and directors emeriti (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

   10.8 Copy of the Company's Renewed Rights Agreement dated as of August 22, 1996 (incorporated by reference to Exhibit 10(a) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996). The Renewed Rights Agreement became effective on November 23, 1997.

   10.9 Copy of Refund Anticipation Loan Operations Agreement dated July 19, 1996 among H & R Block Tax Services, Inc., HRB Royalty, Inc., Beneficial Tax Masters Inc., Beneficial National Bank, and Beneficial Franchise Company, Inc. (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

   10.10 Copy of Refund Anticipation Loan Participation Agreement dated as of July 19, 1996 among Block Financial Corporation, Beneficial National Bank and Beneficial Tax Masters, Inc. (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996). Confidential treatment has been requested with respect to certain portions of the agreement; such portions have been separately filed with the Securities and Exchange Commission.

   10.11 Copy of Beneficial Corporation Key Employees Stock Bonus Plan, as amended, (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

   10.12        Copy of Beneficial Corporation 1990 Non-Qualified Stock
                Option Plan.

   10.13 Copy of Beneficial Corporation Supplemental Pension Plan (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K for the year ended December 31, 1992).

   10.14 Copy of Beneficial Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K for the year ended December 31, 1994).



  Exhibit
  Number                                Exhibit
   10.15 Copy of letter agreement entered into by the Company and MDE Associates, Inc. relating to personal financial counseling services to be made available to certain key officers of the Company and its subsidiaries (incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K for the year ended December 31, 1995).

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

The Company will furnish to each stockholder, upon written request, copies of the exhibits referred to above. Requests should be addressed to Scott A. Siebels, Senior Vice President and Corporate Secretary, Beneficial Corporation, 301 North Walnut Street, Wilmington, Delaware 19801.

                                     EXHIBIT 3.1

                                                              [Conformed Copy]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------









                            RESTATED CERTIFICATE OF INCORPORATION

                                             of

                                     BENEFICIAL CORPORATION
                                    (A Delaware Corporation)









                               ------------------------------------










                               As amended through November 20, 1997







--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         RESTATED CERTIFICATE OF INCORPORATION
                                          of
                                 BENEFICIAL CORPORATION
                         -------------------------------------

     BENEFICIAL CORPORATION, a corporation organized and existing under the laws of the State of Delaware, HEREBY CERTIFIES AS FOLLOWS:

      FIRST:  That (i) the name of the  corporation  is BENEFICIAL  CORPORATION,
(ii) the name under which the corporation was originally incorporated was "Beneficial Industrial Loan Corporation", and (iii) such incorporation was effected by the filing of an Agreement and Act of Consolidation with the Secretary of State on May 9, 1929.

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

                                  ARTICLE II

      The registered office of the Corporation in the State of Delaware is located at One Christina Centre, 301 North Walnut Street, P.O. Box 911,
Wilmington, County of New Castle. The name and address of the Corporation's registered agent is Southern Trust Company, One Christina Centre, 301 North Walnut Street, P.O. Box 911, Wilmington, Delaware 19899.

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

                             Total Number of        Par Value      Aggregate
Class of Stock               Shares Authorized      Per Share      Par Value
--------------------------------------------------------------------------------

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

      (b) The term "Common Stock", as used in this Section 3E(3), shall mean Common Stock of the character authorized at the date of the initial issuance of the $4.30 Dividend Cumulative Preferred Stock, or, in case of a reclassification or exchange of such Common Stock, the Stock into or for which such Common Stock shall be reclassified or exchanged.

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

      (7) Amendment. While any of the $4.30 Dividend Cumulative Preferred Stock is outstanding the Corporation shall not alter or change the preferences, special rights or powers of the $4.30 Dividend Cumulative Preferred Stock so as to adversely affect the $4.30 Dividend Cumulative Preferred Stock without the affirmative consent (given in writing or at a meeting duly called for that purpose) of the holders of at least two-thirds (2/3rds) of the aggregate number of shares of $4.30 Dividend Cumulative Preferred Stock then outstanding.

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

      (2) Liquidation, Dissolution or Winding Up. The $5.50 Dividend Cumulative Convertible Preferred Stock shall be preferred as to assets over the Common Stock, so that in the event of the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of $5.50 Dividend Cumulative Convertible Preferred Stock shall be entitled to have set apart for them, or to be paid out of the assets of the Corporation, before any distribution is made to or set apart for the holders of Common Stock, an amount in cash equal to $20.00 per share plus a sum equal to accrued and unpaid dividends thereon, whether or not declared, and after payment of such amount such shares of $5.50 Dividend Cumulative Convertible Preferred Stock shall participate with the shares of Common Stock of the Corporation and any other class or series of stock entitled to share with the Common Stock in the distribution of the remaining assets of the Corporation available for distribution to stockholders after the payment of all preferential distributions as if the shares of the $5.50 Dividend Cumulative Convertible Preferred Stock had been converted into shares of Common Stock of the Corporation; provided, however, that in no event shall the holders of the $5.50 Dividend Cumulative Convertible Preferred Stock be entitled to receive upon such voluntary or involuntary liquidation, dissolution or winding up an amount in excess of $100.00 (including the $20.00 per share preferential distribution) for each share of $5.50 Dividend Cumulative Convertible Preferred Stock plus a sum equal to accrued and unpaid dividends thereon, whether or not declared.

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

      (b) At least thirty days prior to the date fixed for the redemption of shares of the $5.50 Dividend Cumulative Convertible Preferred Stock, a written notice shall be mailed to each holder of record of shares of $5.50 Dividend Cumulative Convertible Preferred Stock to be redeemed in a postage prepaid envelope addressed to such holder at his post office address as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the "redemption date"), and calling upon such holder to surrender to the Corporation on the redemption date at the place designated in such notice his certificate or certificates representing shares specified in such notice of redemption.

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

      (c) The term "Common Stock," as used in this Section 3F, shall mean Common Stock of the character authorized at the date of the initial issuance of the $5.50 Dividend Cumulative Convertible Preferred Stock or, in case of a reclassification or exchange of such Common Stock, shares of the stock into or for which such Common Stock shall be reclassified or exchanged and all provisions of this Section 3F shall be applied appropriately thereto and to any stock resulting from any subsequent reclassification or exchange thereof.

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

         (ii) the issuance of shares pursuant to options or stock purchase agreements granted to, or entered into with, officers and employees of the Corporation or of any subsidiary, provided that such shares shall not exceed 150,000 shares of Common Stock, and provided further that such number of 150,000 shares shall be increased or decreased proportionately in the event of the subdivision or combination of the outstanding shares of Common Stock of the Corporation into a greater or smaller number of shares (by way of reclassification or split up of shares or in any other manner) or the declaration of stock dividends on the Common Stock of the Corporation; and

         (iii) the issuance or sale of shares of Common Stock or of other securities by their terms convertible or exchangeable into Common Stock for a consideration other than cash (except to the extent that cash may be included in all or substantially all of the assets of a business being acquired by the Corporation), provided that the number of shares of Common Stock issued or sold or the number of shares of Common Stock into which such other securities are convertible or exchangeable does not exceed in the aggregate 250,000 shares, and provided further that such number of 250,000 shares shall be increased or decreased proportionately in the event of the subdivision or combination of the outstanding shares of Common Stock of the Corporation into a greater or smaller number of shares (by way of reclassification or split up of shares or in any other manner) or the declaration of stock dividends on the Common Stock of the Corporation.

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

     (7) Miscellaneous Conversion Provisions.

      (a) Whenever the number of shares of Common Stock deliverable upon the conversion of the shares of $5.50 Dividend Cumulative Convertible Preferred Stock shall be adjusted pursuant to the provisions hereof, the Corporation shall forthwith file at its principal office and with the transfer agent or agents for the $5.50 Dividend Cumulative Convertible Preferred Stock and for such Common Stock a statement, signed by the President or one of the Vice-Presidents of the Corporation and by its Treasurer or one of its Assistant Treasurers stating the adjusted number of shares of Common Stock deliverable per share of $5.50 Dividend Cumulative Convertible Preferred Stock and setting forth in reasonable detail the method of calculation and the facts requiring such adjustment and upon which such calculation is based. Each adjustment shall remain in effect until a subsequent adjustment hereunder is required.

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

      (8) Retirement. Shares of $5.50 Dividend Cumulative Convertible Preferred Stock converted shall not be reissued.

      (9) Ranking. All shares of $5.50 Dividend Cumulative Convertible Preferred Stock shall be of equal rank in respect of the preference as to dividends and to preferential payments upon the liquidation, distribution or sale of assets, dissolution or winding up of the Corporation with all shares of the Preferred Stock without nominal or par value, the Preferred Stock with par value, the 5% Cumulative Preferred Stock, the $4.50 Dividend Cumulative Preferred Stock and the $4.30 Dividend Cumulative Preferred Stock.

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

      (3) Voting Rights. Each holder of Common Stock shall have one vote in respect of each share of such stock held by him.

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

      L. Except for any action which may be taken solely upon the vote or consent in writing of holders of Preferred Stock or any series thereof, no action required to be taken or which may be taken at any annual or special meeting of stockholders of the Corporation may be taken by consent in writing without a meeting of stockholders.

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

      Section 2. Advance notice of nominations for the election of directors shall be given in the manner and to the extent provided in the By-laws of the Corporation.

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

                                ARTICLE VIII

      Section 1. Any business combination (as hereinafter defined) shall require only such affirmative vote as is required by law and any other provision of this Certificate of Incorporation if all of the following conditions have been satisfied:

         (i) The aggregate amount of the cash and the fair market value of consideration other than cash to be received per share by holders of Common Stock in any business combination shall be in the same form and of the same kind as the consideration paid by the Interested Stockholder (as hereinafter defined) in acquiring its initial shares representing 20% of the voting power and shall be at least equal to the highest per share price (including brokerage commissions, transfer taxes and soliciting dealers' fees) paid by such Interested Stockholder in acquiring any of this Corporation's Common Stock;

         (ii) After becoming an Interested Stockholder and prior to the consummation of any business combination, (A) such Interested Stockholder shall not have acquired any newly issued shares of capital stock, directly or indirectly, from this Corporation (except upon conversion of convertible securities acquired by it prior to becoming an Interested Stockholder or upon compliance with the provisions of this Article VIII or as a result of a pro rata stock dividend or stock split) and (B) such Interested Stockholder shall not have received the benefit, directly or indirectly (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by this Corporation, or made any major changes in this Corporation's business or equity capital structure; and

         (iii) A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, whether or not this Corporation is then subject to such requirements, shall be mailed to the stockholders of this Corporation for the purpose of soliciting stockholder approval of any business combination and shall contain at the front thereof in a prominent place any recommendations as to the advisability (or inadvisability) of the business combination which the continuing directors (as hereinafter defined) may choose to state.

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

      Section 4. For the purposes of this Article VIII:

      (a) The term "business combination" as used in this Article VIII shall mean any transaction which is referred to in any one or more of clauses (i) through (v) of paragraph (a) of this Section 4:

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

      (b) A "person" shall mean any individual, firm, corporation or other entity.

      (c) "Interested Stockholder" shall mean, in respect of any business combination, any person (other than the Corporation or any Subsidiary) who or which, as of the record date for the determination of stockholders entitled to notice of and to vote on such business combination, or immediately prior to the consummation of any such transaction:

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

      (d) A person shall be the "beneficial owner" of any Voting Shares:

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

      (e) "Voting Shares" when used with respect to the Corporation or a Subsidiary shall mean shares of such corporation having general voting power. The outstanding Voting Shares shall include shares deemed owned by a beneficial owner through application of Section 4(d) of this Article VIII above but shall not include any other Voting Shares which may be issuable to any other person pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise.

      (f) "Affiliate" or "Associate" shall have the respective meanings given those terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on December 31, 1982.

      (g) "Subsidiary" shall mean any corporation of which a majority of any class of equity security (as defined in Rule 3a11-1 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on December 31, 1982) is owned, directly or indirectly, by the Corporation; provided, however, that for the purposes of the definition of Interested Stockholder set forth in Section 4(c) of this Article VIII, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the Corporation.

      (h) "Continuing director" shall mean a person who was a member of the Board of Directors of the Corporation elected by the stockholders prior to the date as of which the Interested Stockholder acquired in excess of 20% of the Voting Shares of the Corporation or a Subsidiary.

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

                                            BENEFICIAL CORPORATION





                                            By         /s/ Finn M.W. Caspersen
                                            -----------------------------------
                                            Chairman of the Board of Directors
   Attest:


/s/ Eileen F. Caulfield
  Corporate Secretary





[Corporate Seal]

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

       Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Participating Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting such series shall be 570,000.

      Section 2.  Dividends and Distributions.

      (A) Subject to the provisions for adjustment hereinafter set forth, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose,

         (i) cash dividends in an amount per share (rounded to the nearest cent) equal to 100 times the aggregate per share amount of all cash dividends declared or paid on the Common Stock, par value $1.00 per share, of the Corporation (the "Common Stock") and

         (ii) a preferential cash dividend ("Preferential Dividends"), if any, on the last day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount equal to $25.00 per share of Series A Preferred Stock less the per share amount of all cash dividends declared on the Series A Preferred Stock pursuant to clause (i) of this sentence since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock.

      (B) In the event the Corporation shall, at any time after the issuance of any share or fraction of a share of Series A Preferred Stock, make any distribution on the shares of Common Stock of the Corporation, whether by way of a dividend or a reclassification of stock, a recapitalization, reorganization or partial liquidation of the Corporation or otherwise, which is payable in cash or any debt security, debt instrument, real or personal property or any other property (other than cash dividends referred to in Section 2(A) and other than a distribution of shares of Common Stock or other capital stock of the Corporation and other than a distribution of rights or warrants to acquire any such share (including any debt security convertible into or exchangeable for all such shares) at a price less than the Current Market Price (as defined in Section 7(D) (of such share), then and in each such event the Corporation shall simultaneously pay on each then outstanding share of Series A Preferred Stock of the Corporation a distribution, in like kind, of 100 times (subject to the provisions for adjustment hereinafter set forth) such distribution paid on a share of Common Stock. The dividends and distributions on the Series A Preferred Stock to which holders thereof are entitled pursuant to clause (i) of Section 2(A) and pursuant to the first sentence of this Section 2(B) are hereinafter referred to as "Participating Dividends" and the multiple of such cash and non-cash dividends on the Common Stock applicable to the determination of the Participating Dividends, which shall be 100 initially but shall be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Dividend Multiple". In the event the Corporation shall at any time after August 22, 1996 (the "Rights Declaration Date") declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or a combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Dividend Multiple thereafter applicable to the determination of the amount of Participating Dividends which holders of shares of Series A Preferred Stock shall be entitled to receive shall be the Dividend Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

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

      (E) If on any Quarterly Dividend Payment Date the Corporation's Restated Certificate of Incorporation or applicable law shall limit the amount of Preferential Dividends which may be paid on the Series A Preferred Stock to an amount less than that provided above, such Preferential Dividends will be paid in the maximum permissible amount and the shortfall from the amount provided above shall be a cumulative dividend requirement and be carried forward to subsequent Quarterly Dividend Payment Dates.

      Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

      (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation. The number of votes which a holder of Series A Preferred Stock is entitled to cast, as the same may be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Vote Multiple". In the event the Corporation shall at any time after the Rights Declaration Date declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Vote Multiple thereafter applicable to the determination of the number of votes per share to which holders of shares of Series A Preferred Stock shall be entitled immediately after such event shall be adjusted by multiplying the Vote Multiple immediately prior to such event by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

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

      (C) In case at any time six or more full quarterly Preferential Dividends (whether consecutive or not) on the Series A Preferred Stock shall be in arrears (otherwise than by reason of limitations on the payment thereof contained in the Corporation's Restated Certificate of Incorporation as in effect on the Rights Declaration Date), then during the period (hereinafter in this Section 3(C) called the "Voting Period") commencing with such time and ending with the time when all arrears in dividends on the Series A Preferred Stock shall have been paid and the full dividend on the Series A Preferred Stock for the then current Quarterly Dividend Period shall have been declared and paid or set aside for payment, at any meeting of the stockholders of the Corporation held for the election of directors during the Voting Period, the holders of Series A Preferred Stock present in person or represented by proxy at said meeting, shall be entitled, together with the holders of all other series of the class of stock of the Corporation designated "Preferred Stock with par value" then outstanding as to which the right to vote with the holders of Series A Preferred Stock for the election of directors in the event of dividend arrearages shall have been granted (the Series A Preferred Stock together with all such other series of "Preferred Stock with par value" then outstanding being collectively referred to herein as "Par Value Preferred Stock"), voting as a class to the exclusion of the holders of all other classes of stock of the Corporation, to elect two directors of the Corporation, each share of Par Value Preferred Stock entitling the holder to one vote.

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

      Section 4. Certain Restrictions.

      (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears (otherwise than by reason of limitations on the payment thereof contained in the Corporation's Restated Certificate of Incorporation as in effect on the Rights Declaration Date), thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not

         (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

         (ii) except as permitted by subparagraph (iii) of this Section 4(A) and except for the redemption of the Corporation's 9.25% Series Preferred Stock, redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

         (iii) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of all such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

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

      Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares upon their retirement shall resume the status of authorized but unissued shares of "Preferred Stock with par value," without designation as to series, and may be reissued as part of a new series of "Preferred Stock with par value" to be created by resolution or resolutions of the Board of Directors.

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

The amount to which holders of Series A Preferred Stock may be entitled upon liquidation, dissolution or winding up of the Corporation pursuant to clause (i)
(B) of the foregoing sentence is hereinafter referred to as the "Participating Liquidation Amount" and the multiple of the amount to be distributed to holders of shares of Common Stock upon the liquidation, dissolution or winding up of the Corporation applicable pursuant to said clause to the determination of the Participating Liquidation Amount, as said multiple may be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Liquidation Multiple". In the event the Corporation shall at any time after the Rights Declaration Date declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Liquidation Multiple thereafter applicable to the determination of the Participating Liquidation Amount to which holders of shares of Series A Preferred Stock shall be entitled immediately after such event shall be the Liquidation Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

      Section 7. Certain Reclassifications and Other Events.

      (A) In the event that all holders of shares of Common Stock of the Corporation receive after the Rights Declaration Date in respect of their shares of Common Stock any share of capital stock of the Corporation (other than any share of Common Stock of the Corporation), whether by way of reclassification, recapitalization, reorganization, dividend or other distribution or otherwise ("Transaction"), then and in each such event the dividend rights, voting rights and rights upon the liquidation, dissolution or winding up of the Corporation of the shares of Series A Preferred Stock shall be adjusted so that after such event the holders of Series A Preferred Stock shall be entitled, in respect of each share of Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such adjustment, to

         (i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such Transaction multiplied by the additional dividends which the holder of a share of Common Stock shall be entitled to receive by virtue of the receipt in the Transaction of such capital stock,

         (ii) such additional voting rights as equal the Vote Multiple in effect immediately prior to such Transaction multiplied by the additional voting rights which the holder of a share of Common Stock shall be entitled to receive by virtue of the receipt in the Transaction of such capital stock, and

         (iii) such additional distributions upon liquidation, dissolution or winding up of the Corporation as equal the Liquidation Multiple in effect immediately prior to such Transaction multiplied by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Corporation by virtue of the receipt in the Transaction of such capital stock.

as the case may be, all as provided by the terms of such capital stock.

      (B) In the event that all holders of shares of Common Stock of the Corporation receive after the Rights Declaration Date in respect of their shares of Common Stock any right or warrant to purchase Common Stock (including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for Common Stock) at a purchase price per share less than the Current Market Price (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then and in each such event the dividend rights, voting rights and rights upon the liquidation, dissolution or winding up of the Corporation of the shares of Series A Preferred Stock shall each be adjusted so that after such event the Dividend Multiple, the Vote Multiple and the Liquidation Multiple shall each be the product of the Dividend Multiple, the Vote Multiple and the Liquidation Multiple, as the case may be, in effect immediately prior to such event multiplied by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the maximum number of shares of Common Stock which could be acquired upon exercise in full of all such rights or warrants and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock which could be purchased, at the Current Market Price of the Common Stock at the time of such issuance, by the maximum aggregate consideration payable upon exercise in full of all such rights or warrants.

      (C) In the event that all holders of shares of Common Stock of the Corporation receive after the Rights Declaration Date in respect of their shares of Common Stock any right or warrant to purchase capital stock of the Corporation (other than shares of Common Stock), including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for capital stock of the Corporation (other than Common Stock), at a purchase price per share less than the Current Market Price of such shares of capital stock on the date of issuance of such rights or warrant, then and in each such event the dividend rights, voting rights and rights upon liquidation, dissolution or winding up of the Corporation of the shares of Series A Preferred Stock shall each be adjusted so that after such event each holder of a share of Series A Preferred Stock shall be entitled, in respect of each share of Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such event, to receive

         (i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such event multiplied, first, by the additional dividends to which the holder of a share of Common Stock shall be entitled upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction (as hereinafter defined), and

         (ii) such additional voting rights as equal the Vote Multiple in effect immediately prior to such event multiplied, first, by the additional voting rights to which the holder of a share of Common Stock shall be entitled upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction, and

         (iii) such additional distributions upon liquidation, dissolution or winding up of the Company as equal the Liquidation Multiple in effect immediately prior to such event multiplied, first, by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Corporation upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction.

For purposes of this paragraph, the "Discount Fraction" shall be a fraction the numerator of which shall be the difference between the Current Market Price (as hereinafter defined) of a share of the capital stock subject to a right or warrant distributed to all holders of shares of Common Stock of the Corporation as contemplated by this paragraph immediately prior to the distribution thereof and the purchase price per share for such share of capital stock pursuant to such right or warrant and the denominator of which shall be the Current Market Price of a share of such capital stock immediately prior to the distribution of such right or warrant.

      D) For purposes of this Section 7, the "Current Market Price" of a share of capital stock of the Corporation (including a share of Common Stock) on any date shall be deemed to be the average of the daily closing prices per share thereof over the 30 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date; provided, however, that, in the event that such Current Market Price of any such share of capital stock is determined during a period which includes any date that is within 30 Trading Days after the ex-dividend date of (i) a dividend or distribution on stock payable in shares of such stock or securities convertible into shares of such stock, or (ii) any subdivision, split, combination, consolidation, reverse stock split or reclassification of such stock, then, and in each such case, the Current Market Price shall be appropriately adjusted by the Board of Directors of the Corporation to reflect the Current Market Price of such stock to take into account ex-dividend trading. The closing price of any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the shares are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares are listed or admitted to trading or, if the shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or if on any such date the shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the shares selected by the Board of Directors of the Corporation. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the shares are listed or admitted to trading is open for the transaction of business or, if the shares are not listed or admitted to trading on any national securities exchange, on which the New York Stock Exchange or such other national securities exchange as may be selected by the Board of Directors of the Company is open. If the shares are not publicly held or not so listed or traded on any day within the period of 30 Trading Days applicable to the determination of Current Market Price thereof as aforesaid, "Current Market Price" shall mean the fair market value thereof per share as determined by an independent investment banking firm experienced in the valuation of securities selected in good faith by the Board of Directors of the Corporation or, if no such investment banking firm is in the good faith judgment of the Board of Directors available to make such determination, in good faith by the Board of Directors of the Corporation. In either case referred to in the foregoing sentence, the determination of Current Market Price shall be described in a statement filed with the Secretary of the Corporation.

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

                                    EXHIBIT 3.2

                                     BY-LAWS


                                        of


                               BENEFICIAL CORPORATION

                              (A Delaware Corporation)











                       As Amended Through February 17, 1998

                                      BY-LAWS


                                        of


                                BENEFICIAL CORPORATION

                               (A Delaware Corporation)



                                      ARTICLE I.

                                Meetings of Stockholders

         SECTION 1. Annual Meetings. The annual meeting of the stockholders of the Corporation for the election of directors and for the transaction of such other business as properly may come before the meeting shall be held on such date, and at such time and place, as may be designated by the Board of Directors.

         SECTION 2. Special Meetings. Special meetings of the holders of stock of the Corporation entitled to vote, or of any class of such stock or series thereof, may be called at any time by the Chairman of the Board of Directors or the President or the Board of Directors. Special meetings of the holders of stock of the Corporation entitled to vote shall be called by the Chairman of the Board of Directors or the President or the Secretary, upon the written request of the holders of shares of such stock having (a) majority of the voting power entitled to vote thereon when the only action to be taken requires the affirmative vote of a plurality or a majority of the votes cast or entitled to be cast, or (b) 80% of the voting power entitled to vote thereon if any action proposed to be taken requires the affirmative vote of at least 80% of the votes cast or entitled to be cast. Any such written request shall state a proper purpose or purposes of the meeting and shall be delivered to the Chairman of the Board of Directors or the President or the Secretary.

         Special meetings of the holders of any class of stock or series thereof, for the removal of directors elected by such class and the filling of any vacancy thereby created, pursuant to Article IV of the Certificate of Incorporation shall be called by the Chairman of the Board of Directors or the President or the Secretary upon the written request of the holders of one-fifth or more of the outstanding shares of any such class of stock of the Corporation.

         SECTION 3. Place of Meetings. All meetings of the stockholders shall be held at such places, within or without the State of Delaware, as shall be specified in the respective notices or waivers of notice thereof.

         SECTION 4. Notice of Meetings. Except as otherwise required by statute, the Secretary or an Assistant Secretary shall cause notice of the time, place and purpose or purposes of each meeting of the stockholders (whether annual or special) to be mailed, at least ten (but not more than sixty) days prior to the meeting, to each stockholder of record entitled to vote at his post office address as the same appears on the books of the Corporation at the time of such mailing.

         SECTION 5. Quorum. At any meeting of the holders of any class or classes or series thereof of the capital stock of the Corporation, the presence of a quorum shall be determined with respect to each such class or series which is entitled to vote on any matter before the meeting as a separate class or series, and shall also be determined for any combination of any classes or series which are entitled to vote on any matter before the meeting on a joint vote of such combined classes or series. Except as otherwise provided by statute, the presence, in person or by proxy, of the holders of record of shares then issued and outstanding of such class or series or combination thereof having a majority of the votes which might be cast on any matter to be voted on by such class or series or combination thereof shall be necessary and sufficient to constitute a quorum for the transaction of business by such class or series or combination thereof. Notwithstanding the absence of a quorum of any class or series or combination thereof at any meeting, any other class or series or combination thereof for which a quorum is present may transact all business to come before it. In the absence of a quorum, a majority in interest of the holders, present in person or by proxy, of any class or series or combination thereof for which a quorum is not present (such majority in interest being determined in accordance with the number of votes attributable to the shares held by such holders), or if no such holders are present in person or by proxy, any officer entitled to preside or act as secretary of such meeting, may adjourn the meeting from time to time until a quorum of such class or series or combination thereof shall be present.

         SECTION 6. Voting. In the event directors are to be elected by the holders of any class of stock or series thereof pursuant to Article IV of the Certificate of Incorporation, said directors shall be elected by a plurality of the votes of each of said classes of stock or series thereof cast at the election. All directors to be elected by the holders of stock having general voting power shall be elected by a plurality of the votes cast at the election by such stockholders. At all meetings of the stockholders, all matters, other than the election of directors and those the manner of deciding which is expressly regulated by statute or by the Certificate of Incorporation or these By-Laws, shall be decided by a majority of the total votes of the shares entitled to vote whose holders are present in person or by proxy. At each meeting of the stockholders each stockholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing (which shall include telegraphing or cabling) by the stockholder himself or by his attorney thereunto duly authorized in writing.

         SECTION 7. Judges of Election. The Board of Directors may appoint judges of election to serve at any election of directors and at balloting on any other matter that may properly come before a meeting of stockholders.

If no such appointment shall be made, or if any of the judges so appointed shall fail to attend, or refuse or be unable to serve, then such appointment may be made by the presiding officer at the meeting.

         SECTION 8. Notice of Nominations. Nominations for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of directors. A notice of the intent of a stockholder to make any such nomination shall be made in writing, delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Corporation not less than 90 days in advance of the annual meeting or, in the event of a special meeting of stockholders for the election of directors, such notice shall be delivered or mailed to the Secretary of the Corporation not later than the close of the seventh day following the day on which notice of the meeting is first mailed to stockholders.

         Every such notice by a stockholder shall set forth:

                  (a) the name and residence of the stockholder of the Corporation who intends to make the nomination;

                  (b) a representation that the stockholder is a holder of record of the Corporation's voting stock and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

                  (c) a description of all arrangements or understandings among the stockholders and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder;

                  (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors of the Corporation; and

                  (e) the consent of each nominee to serve as director of the Corporation if so elected.

         Any nomination not made in accordance with the foregoing procedure shall be disregarded.

         Nothing in this Article I shall be construed  to affect  adversely  the
rights  of  Preferred   Shareholders  where  such  rights  are  granted  by  the
Certificate of Incorporation.

         SECTION 9. Notice of Business. No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof),
(b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Article I, Section 9, and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Article I,
Section 9.

         In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

         To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the date on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

         To be in proper written form, a stockholder's notice to the Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such stockholder, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

         No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this Article I, Section 9, provided, however, that, once business has been properly brought before the annual meeting in accordance with such procedures, nothing in this Article I, Section 9, shall be deemed to preclude discussion by any stockholder of any such business. If the Chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

                                  ARTICLE II.

                               Board of Directors

         SECTION 1. Number. The number of directors which shall constitute the whole Board of Directors shall be fixed from time to time by a resolution of a majority of the Board of Directors but such number shall not be less than three nor more than 20. The number of directors constituting the Board shall be 20 until otherwise fixed by a majority of the whole Board.

         SECTION 2. Election and Term of Office. Directors shall be elected at the annual meeting of the stockholders. Each director, whether elected at an annual meeting or to fill a vacancy or otherwise, shall continue in office until his successor shall have been elected, or until his death, resignation or removal in the manner hereinafter provided, or, in the case of directors elected by a class vote of the holders of any class of stock pursuant to Article IV of the Certificate of Incorporation, until such time as any "Class Voting Period" specified in such Article IV of the Certificate of Incorporation shall terminate. No person who has attained the age of 75 years shall be eligible for election as a director of the Corporation but any such person may continue to serve for the unexpired term for which he was elected; provided, however, that the Board of Directors upon a resolution adopted by a majority of the directors may waive the age eligibility requirement with respect to any specific member of the Board of Directors.

         SECTION 3. Annual and Regular Meetings; Notice. The annual meeting of the Board of Directors shall be held on the first business day, other than a Saturday, of June in each year at the office of the Corporation in the State of Delaware or at such other time and place (within or outside the State of Delaware) as the Chairman or President may direct, and at such hour as shall be specified in the respective notice or waiver of notice thereof, subsequent to the Annual Meeting of Stockholders, but not later than June 15 in each year. Regular meetings of the Board of Directors shall be held on the first business day, other than a Saturday, of March, September and December in each year at the office of the Corporation in the State of Delaware or at such other time and place (within or outside the State of Delaware) as the Chairman or President may direct, and at such hour as shall be specified in the respective notices or waivers of notice thereof. Notice of each annual and regular meeting shall be mailed to each director addressed to him at his residence or usual place of business at least two days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, radio or cable or shall be given to him orally or by telephone, not later than the day before the day on which the meeting is to be held. Such notice need not state the purpose or purposes for which the meeting is called, unless otherwise required by statute. Notice of any annual or regular meeting need not be given to any director who shall attend such meeting in person, or to any director who shall waive notice thereof in writing or by telegram, radio or cable, whether before or after the time of such meeting. No notice of any adjourned meeting need be given.

         SECTION 4. Special Meetings; Notice. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board of Directors, the President or one-third of the directors at such time and place (within or outside of the State of Delaware) as may be specified in the respective notices or waivers of notice thereof Notice of each special meeting shall be mailed to each director addressed to him at his residence or usual place of business at least two days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, radio or cable or shall be given to him personally or by telephone, not later than the day before the day on which the meeting is to be held. Such notice need not state the purpose or purposes for which the meeting is called, unless otherwise required by statute. Notice of any special meeting need not be given to any director who shall attend such meeting in person, or to any director who shall waive notice thereof in writing or by telegram, radio or cable, whether before or after the time of such meeting. No notice of any adjourned meeting need be given.

         SECTION 5. Quorum and Manner of Acting. At all meetings of the Board of Directors the presence of one-third of the total number of directors constituting the whole Board, but in no event less than two directors, shall be necessary and sufficient to constitute a quorum for the transaction of business, subject, however, to the provisions of Sections 7 and 8 of this Article II. Except as otherwise required by statute, by Sections 1 and 6 of Article III hereof and by Section 5 of Article IV hereof, the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum, a majority of the directors present may adjourn the meeting from time to time until a quorum shall be present.

         SECTION 6. Resignations. Any director may resign at any time by giving written notice of such resignation to the Board of Directors, the President or the Secretary of the Corporation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof by the Board of Directors or any such officer.

         SECTION 7. Removal of Directors. At any special meeting of the stockholders, duly called as provided in these By-Laws, any director or directors may, by the affirmative vote of the holders of outstanding shares of stock of the Corporation entitled to vote thereon having 80% or more of the voting power be removed from office either with or without cause and his successor or their successors may be elected at such meeting or a majority of the remaining directors may, to the extent vacancies are not filled by such election, fill any vacancy or vacancies created by such removal; provided, however, that any director who shall have been elected by a class vote of the holders of any class of stock pursuant to Article IV of the Certificate of Incorporation may be removed, and any such vacancy created thereby shall be filled, only in the manner specified in such Article IV.

         SECTION 8. Vacancies and Additional Directorships. If any vacancy shall occur in the Board of Directors by reason of death, resignation or removal, or as the result of the increase in the number of directorships or the termination of any "Class Voting Period" specified in Article IV of the Certificate of Incorporation, the remaining directors shall continue to act. Such vacancies may be filled (subject to the provisions of Section 7 of this Article II) by a majority of the remaining directors, though less than a quorum; provided, however, that a vacancy caused by the death or resignation of a director who shall have been elected by the holders of any class of stock pursuant to Article IV of the Certificate of Incorporation shall be filled only in the manner specified in such Article IV.

         SECTION 9. Compensation. Directors shall receive such reasonable compensation for their services as such, whether in the form of a salary or a fixed fee for attendance at meetings, with expenses, if any, as the Board of Directors may from time to time determine. Nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

                               ARTICLE III.

                          Committees of the Board

         SECTION 1. Designation, Power, Alternate Members and Term of Office. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees (including an Executive Committee), each committee to consist of two or more of the directors of the Corporation. Any such committee, to the extent provided in such resolution, shall have and may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. The Board may designate one or more directors as alternate members of any committee, who, in the order specified by the Board may replace any absent or disqualified member at any meeting of the committee. If at a meeting of any committee one or more of the members thereof should be absent or disqualified, and if either the Board of Directors has not so designated any alternate member or members, or the number of absent or disqualified members exceeds the number of alternate members who are present at such meeting, then the member or members of such committee (including alternates) present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another director to act at the meeting in the place of any such absent or disqualified member. The term of office of the members of each committee shall be as fixed from time to time by the Board of Directors, subject to these By-Laws; provided, however, that any committee member who ceases to be a member of the Board of Directors shall ipso facto cease to be a committee member. Each committee shall appoint a secretary, who may be the Secretary of the Corporation or any Assistant Secretary thereof.

         SECTION 2. Meetings, Notices and Records. Each committee may provide for the holding of regular meetings, with or without notice, and may fix the time and place at which such meeting shall be held. Special meetings of each committee shall be held upon call by or at the direction of its chairman or, if there be no chairman, by or at the direction of any two of its members, at the time and place specified in the respective notices or waivers of notice thereof. Notice of each special meeting of a committee shall be mailed to each member of such committee, addressed to him at his residence or usual place of business, at least two days before the day on which the meeting is to be held, or shall be sent by telegram, radio or cable, addressed to him at such place, or telephoned or delivered to him personally, not later than the day before the day on which the meeting is to be held. Notice of any meeting of a committee need not be given to any member thereof who shall attend the meeting in person or who shall waive notice thereof by telegram, radio, cable or other writing, whether before or after the time of such meeting. Notice of any adjourned meeting need not be given. Each committee shall keep a record of its proceedings.

         SECTION 3. Quorum and Manner of Acting. At each meeting of any committee the presence of a majority of its members then in office shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee; in the absence of a quorum, a majority of the members present at the time and place of any meeting may adjourn the meeting from time to time until a quorum shall be present. Subject to the foregoing and other provisions of these By-Laws and except as otherwise determined by the Board of Directors, each committee may make rules for the conduct of its business. Any determination made in writing and signed by all the members of such committee shall be as effective as if made by such committee at a meeting.

         SECTION 4. Resignations. Any member of a committee may resign at any time by giving written notice of such resignation to the Board of Directors, the Chairman of the Board, the President or the Secretary of the Corporation. Unless otherwise specified in such notice, such resignation shall take effect upon receipt thereof by the Board or any such officer.

         SECTION 5. Removal. Any member of any committee may be removed at any time by the Board of Directors with or without cause.

         SECTION 6. Vacancies. If any vacancy shall occur in any committee by reason of death, resignation, disqualification, removal or otherwise, the remaining members of such committee, though less than a quorum, shall continue to act until such vacancy is filled by the Board of Directors.

         SECTION 7. Compensation. Committee members shall receive such reasonable compensation for their services as such, whether in the form of salary or a fixed fee for attendance at meetings, with expenses, if any, as the Board of Directors may from time to time determine. Nothing herein contained shall be construed to preclude any committee member from serving the Corporation in any other capacity and receiving compensation therefor.

                                     ARTICLE IV

                                      Officers

         SECTION 1. Number. The officers of the Corporation shall be a Chairman of the Board of Directors, a First Vice-Chairman and a Second Vice-Chairman of the Board of Directors (if the Board of Directors so determines), a President, a First Vice-President (if the Board of Directors so determines), an Executive Vice-President (if the Board of Directors so determines) and such number of Senior Vice-Presidents and additional Vice-Presidents as the Board of Directors from time to time may determine, a Secretary, a Treasurer, a Controller and an Auditor, and such other officers as may be appointed in accordance with the provisions of Section 3 of this Article IV.

         SECTION 2. Election; Term of Office. Each officer (except such officers as may be appointed in accordance with the provisions of Section 3 of this
Article IV) shall be chosen by the Board of Directors at its annual meetings. Each such officer (whether chosen at an annual meeting of the Board of Directors or to fill a vacancy or otherwise) shall hold his office until his successor is chosen and qualified, or until his death, or until he shall resign in the manner provided in Section 4 of this Article IV, or shall be removed in the manner provided in Section 5 of this Article IV.

         SECTION 3. Subordinate Officers; Appointment. The Board of Directors from time to time may appoint such other officers or agents, including one or more Assistant Secretaries or Assistant Treasurers, as it may deem necessary or advisable, to hold office for such period, have such authority and perform such duties as the Board of Directors from time to time may determine. The Board of Directors may delegate to any officer or agent the power to appoint any such subordinate officers or agents and to prescribe their respective terms of office, authorities and duties.

         SECTION 4. Resignations. Any officer may resign at any time by giving written notice of such resignation to the Board of Directors, the President or the Secretary of the Corporation. Unless otherwise specified in such written notice, such resignation shall take effect upon receipt thereof.

         SECTION 5. Removal. The officers specifically designated in Section 1 of this Article IV may be removed, either for or without cause, at any special meeting of the Board of Directors called for the purpose, by the vote of a majority of the whole Board of Directors. The officers and agents appointed in accordance with the provisions of Section 3 of this Article IV may be removed, either for or without cause, at any meeting of the Board of Directors, by the vote of a majority of the directors present at such meeting, or by any superior officer or agent upon whom such power of removal shall have been conferred by the Board of Directors.

         SECTION 6. Vacancies. A vacancy in any office by reason of death, resignation, removal, disqualification or any other cause, shall be filled in the manner provided in this Article IV for regular election or appointment to such office.

         SECTION 7. The Chairman and the Vice-Chairmen of the Board of Directors. The Chairman of the Board of Directors shall be the chief executive officer of the Corporation and shall be vested with and shall perform all such powers and duties as are incident to this office and shall have the general supervisory powers over the Corporation. He shall preside at all meetings of the stockholders, the Board of Directors and the Executive Committee at which he shall be present and shall be vested with and perform such other powers and duties as may be assigned to him by the Board of Directors. In the absence or disability of the Chairman, the First Vice-Chairman shall be vested with and shall perform all the powers and duties of the Chairman, and in the absence or disability of the First Vice-Chairman, the Second Vice-Chairman shall be vested with and perform all the powers and duties of the Chairman. In the absence or disability of the Second Vice-Chairman, the President shall be vested with and shall perform all the powers and duties of the Chairman and in the absence or disability of the President, the First Vice-President shall be vested with and shall perform all the powers and duties of the Chairman. In the absence or disability of the First Vice-President, the Executive Vice-President shall be vested with and shall perform all the powers and duties of the Chairman.

         SECTION 8(a). The President. In the absence of the Chairman, the First Vice-Chairman and the Second Vice-Chairman of the Board of Directors, the President shall preside at all meetings of the stockholders and the Board of Directors, shall sign or countersign all certificates, contracts and other instruments of the Corporation as authorized by the Board of Directors, and shall make reports to the Board of Directors and stockholders. The President may sign certificates representing stock of the Corporation, the issue of which shall have been authorized by the Board of Directors (the signature of which may be a facsimile signature). The President shall be vested with and shall perform such other powers and duties as are incident to the office and as may be assigned to him by the Board of Directors or by the Chairman .
         SECTION 8(b). The Office of the President. In lieu of the President, the Board of Directors may from time to time create an office of the President and appoint officers of the Corporation as members of the Office of the President. Each member of the Office of the President shall be assigned such powers and duties and such areas of responsibility as the Board of Directors or the Chairman may from time to time determine and shall report to the Chairman. Should the Board of Directors create an Office of the President in lieu of a President then the term President as utilized throughout these By-Laws (except in this Section 8(b) and in Section 7 and the first sentence of Section 8(a) of this Article IV) shall refer to the First-Vice Chairman.

         SECTION 9.  The Vice-Presidents.

                  (a) In the absence or disability of the President, the First Vice-President shall be vested with and shall perform all the powers and duties of the President and shall perform such other duties as may be assigned to him by the Board of Directors.

                  (b) In the absence or disability of the President and the First Vice-President, the Executive Vice-President shall be vested with and shall perform all the powers and duties of the President.

                  (c) In the absence or disability of the President, the First Vice-President, and the Executive Vice-President, a Senior Vice-President designated by the Chairman or in his absence by the First Vice-Chairman of the Board of Directors, shall be vested with and shall perform all the powers and duties of the President.

                              (d)  In  the   absence   or   disability   of  the
President,   the  First Vice-President,  the Executive Vice-President and the
Senior Vice-Presidents, a Vice-President designated by the Chairman or in his absence by the First Vice-Chairman of the Board of Directors shall be vested with and shall perform all the powers and duties of the President.

Any Vice-President may sign certificates representing stock of the Corporation, the issuance of which shall have been authorized by the Board of Directors (the signature to which may be a facsimile signature), and shall be vested with and shall perform such other powers and duties as may be assigned to him by the Board of Directors.

         Section 10.  The Secretary.  The Secretary shall

                  (a) record all the proceedings of the meetings of the stockholders, Board of Directors, Executive Committee and other standing committees in a book to be kept for that purpose;

                  (b) cause all notice to be duly given in accordance with the provisions of these By-Laws and as required by statute;

                  (c) whenever any Committee shall be appointed in pursuance of a resolution of the Board of Directors, furnish the Chairman of such Committee with a copy of such resolution;

                  (d) be custodian of the records and of the seal of the Corporation, and cause such seal to be affixed to all certificates representing stock of the Corporation prior to the issuance thereof and to all instruments the execution of which on behalf of the Corporation under its seal shall have been duly authorized in accordance with these By-Laws;

                  (e)  see  that  the   lists,   books,   reports,   statements,
certificates and other documents and records required by statute are properly prepared, kept and filed;

                  (f) have charge of the stock books of the Corporation and cause the stock and transfer books to be kept in such manner as to show at any time the amount of stock of the Corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each and the time when each became such holder of record; and exhibit at all reasonable times to any director, upon application, the original or duplicate stock register;

                  (g) sign (unless the Treasurer, an Assistant Treasurer or an Assistant Secretary shall sign) certificates representing stock of the Corporation the issuance of which shall have been authorized by the Board of Directors (the signature to which may be a facsimile signature); and

                  (h) in general, perform all duties incident to the office of Secretary and such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors or the President.

         SECTION 11.  The Treasurer.  The Treasurer shall

                  (a) have charge of and supervision over and be responsible for the funds, securities, receipts and disbursements of the Corporation;

                  (b) cause the moneys and other valuable effects of the Corporation to be deposited in the name and to the credit of the Corporation in such banks or trust companies or with such bankers or other depositaries as shall be selected by him;

                  (c) cause the funds of the Corporation to be disbursed by checks or drafts upon the authorized depositaries of the Corporation, and cause to be taken and preserved proper vouchers for all moneys disbursed;

                  (d) render to the proper officers or the Board of Directors or any standing committee whenever requested, a statement of the financial condition of the Corporation and of all his transactions as Treasurer, and render a full financial report at the annual meeting of the stockholders, if called upon to do so;

                  (e) cause to be kept at the principal business office of the Corporation correct books of account of all its business and transactions;

                  (f) sign (unless the Secretary, an Assistant Secretary or an Assistant Treasurer shall sign) certificates representing stock of the Corporation the issuance of which shall have been authorized by the Board of Directors (the signature to which may be a facsimile signature);

                  (g) be empowered, from time to time to require from the officers or agents of the Corporation reports or statements giving such information as he may desire with respect to any and all financial transactions of the Corporation; and

                  (h) in general, perform all duties incident to the office of Treasurer and such other duties as are given to him by these By-Laws or as from time to time may be assigned to him by the Board of Directors or the President.

         SECTION 12. Assistant Secretaries. At the request of the Secretary or in his absence or disability, the Assistant Secretary designated by him (or in the absence of such designation, the Assistant Secretary designated by the Board of Directors or the President) shall perform all the duties of the Secretary, and when so acting shall have all the powers of and be subject to all restrictions upon the Secretary. The Assistant Secretaries shall perform such other duties as from time to time may be assigned to them respectively by the Board of Directors, the President or the Secretary.

         SECTION 13. Assistant Treasurers. At the request of the Treasurer or in his absence or disability, the Assistant Treasurer designated by him (or in the absence of such designation, the Assistant Treasurer designated by the Board of Directors or the President) shall perform all the duties of the Treasurer, and when so acting shall have all the powers of and be subject to all restrictions upon the Treasurer. The Assistant Treasurers shall perform such other duties as from time to time may be assigned to them respectively by the Board of Directors, the President or the Treasurer.

         SECTION 14. The Controller. The Controller shall supervise the keeping of the accounts of the Corporation and shall perform such other duties as may be assigned to him by the Board of Directors.

         SECTION 15. The Auditor. The Auditor shall supervise the auditing of the accounts of the Corporation and shall perform such other duties as may be assigned to him by the Board of Directors.

         SECTION 16. Salaries. The salaries of the officers of the Corporation shall be fixed from time to time by the Board of Directors or any committee thereof which may be authorized by the Board. The Board of Directors may delegate to any person the power to fix the salaries or other compensation of any officers or agents appointed in accordance with the provisions of Section 3 of this Article IV. No officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

         SECTION 17. Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the Corporation shall execute to the Corporation a bond in such sum and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his duties to the Corporation, including responsibility for negligence and for the accounting for all property, funds or securities of the Corporation which may come into his hands.

                               ARTICLE V.

                Execution of Instruments, Borrowing of Money
                        and Deposit of Corporate Funds

         SECTION 1. Execution of Instruments. The President and any Vice-President, subject to the approval of the Board of Directors, may enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation. The Board of Directors may authorize any officer or officers, or agent or agents, to enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation, and such authorization may be general or confined to specific instances.

         SECTION 2. Loans. No loans or advances shall be obtained or contracted for, by or on behalf of the Corporation and no negotiable paper shall be issued in its name, unless and except as authorized by the Board of Directors. Such authorization may be general or confined to special instances. Any officer or agent of the Corporation thereunto so authorized may effect loans and advances for the Corporation, and for such loans and advances may make, execute and deliver promissory notes, bonds or other evidences of indebtedness of the Corporation. Any officer or agent of the Corporation thereunto so authorized may pledge, hypothecate or transfer as security for the payment of any and all loans, advances, indebtedness and liabilities of the Corporation, any and all stocks, bonds, other securities and other personal property at any time held by the Corporation, and to that end may endorse, assign and deliver the same and do every act and thing necessary or proper in connection therewith.

         SECTION 3. Notes; Checks; Other Instruments. All notes, drafts, acceptances, checks, endorsements, and all evidences of indebtedness of the Corporation whatsoever, shall be signed by such officer or officers or such agent or agents of the Corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the Corporation in any of its duly authorized depositaries shall be made in such manner as the Board of Directors from time to time may determine.

         SECTION 4. Proxies. Proxies to vote with respect to shares of stock of other corporations owned by or standing in the name of the Corporation may be executed and delivered from time to time on behalf of the Corporation by the President or a Vice-President and the Secretary or an Assistant Secretary of the Corporation or by any other person or persons thereunto authorized by the Board of Directors.

                               ARTICLE VI.

                               Record Dates

         SECTION 1. Record Dates. For the purpose of any corporate action, in order that the Corporation may determine the stockholders (1) entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof; (2) with respect only to holders of Preferred Stock, entitled to express consent to corporate action in writing without a meeting of holders of Preferred Stock; (3) entitled to receive payment of any dividend or any distribution or allotment of any rights; or (4) entitled to exercise any rights in respect to any change, conversion or exchange of stock, the Board of Directors may fix in advance a record date which shall be not more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. Only those stockholders of record on the dates so fixed shall be entitled to any of the foregoing rights, notwithstanding the transfer of any such stock on the books of the Corporation after any such record date fixed by the Board of Directors.

                                 ARTICLE VII.

                                Corporate Seal

         The corporate seal shall be circular in form and shall bear the name of the Corporation and words and figures denoting its organization under the Laws of the State of Delaware and the year thereof and otherwise shall be in such form as shall be approved from time to time by the Board of Directors.

                                  ARTICLE VIII.

                                  Fiscal Year

         The fiscal year of the Corporation shall begin on the first day of January in each year and shall end on the thirty-first day of the following December.

                                    ARTICLE IX.

                Indemnification of Directors, Officers and Employees

         The Corporation shall indemnify, in the manner and to the full extent permitted by law, any person (or the estate of any person) who was or is a party to, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether or not by or in the right of the Corporation, and whether civil, criminal, administrative, investigative or otherwise, by reason of the fact that such person is or was a director, officer or employee of the Corporation, or is or was serving at the request of the Corporation as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise. The Corporation may, to the full extent permitted by law, purchase and maintain insurance on behalf of any such person against any liability which may be asserted against him. To the full extent permitted by law, the indemnification provided herein shall include expenses (including attorneys' fees), judgments, fines and amounts paid in settlement, and, in the manner provided by law, any such expenses shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding. The indemnification provided herein shall not be deemed to limit the right of the Corporation to indemnify any other person for any such expenses to the full extent permitted by law, nor shall it be deemed exclusive of any other rights to which any person seeking indemnification from the Corporation may be entitled under any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

                                ARTICLE X.

                                Amendments

         All By-Laws of the Corporation shall be subject to alteration or repeal, and new By-Laws may be made, either (1) by the affirmative vote of the holders of outstanding shares of stock of the Corporation entitled to vote thereon having 80% or more of the voting power given at any annual or special meeting, or (2) by the affirmative vote of at least a majority of the whole Board of Directors given at any regular or special meeting.





         I,        , DO HEREBY CERTIFY that I am of Beneficial Corporation,  a
Delaware corporation, and that the foregoing is a true and complete copy of the By-Laws of said Corporation in force at the date hereof.

         IN WITNESS WHEREOF,  I have hereunto subscribed my name and affixed the
seal of said Corporation this        day of          , 19  .

                             EXHIBIT 10.12

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

         8.       Grants to Outside Directors.

                  (a) On the 15th  day of the  month of  November  of each  year prior to the termination of this Plan, each member of the Board of Directors of the Corporation (excluding Emeritus Directors) who is not then an employee of the Corporation or any of its subsidiaries ("Outside Director") shall automatically be issued an option pursuant to this Plan to purchase 4000 shares of the Common Stock of the Corporation, provided, however, that such number of shares shall be automatically proportionately adjusted upon the occurrence of any event described in Section 12 hereof, in a manner consistent with any adjustment affected pursuant to that Section. In the event that November 15 shall in any year fall on a day on which the New York Stock Exchange is not open for trading, options shall instead be issued pursuant to this Section on the next preceding trading day.

                  (b) Such options shall be granted at an option price equal to the fair market value per share (as defined at Section 5) on the date of grant, shall be exercisable at any time after one year following the date of grant and prior to ten years following the date of grant, and shall be subject to the restrictions on transferability provided in Section 9 hereof.

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

                  (g) On December 1, 1997, each Outside Director of the Corporation shall be issued an option pursuant to the Plan to purchase 2,000 shares of the Common Stock of the Corporation. This non-recurring option grant shall be on the terms, and subject to the restrictions, set forth in subsections
(b), (c), (d) and (e) of this Section 8.

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

                              EXHIBIT 12

                                     Exhibit 12

               BENEFICIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          RATIO OF EARNINGS TO FIXED CHARGES
                             (Continuing Operations Only)

                                        Years Ended December 31
                       ---------------------------------------------------------
                        1997        1996         1995          1994         1993
                        ----        ----         ----          ----         ----
                                             (in millions)

Income From Continuing
  Operations...... $   253.7    $   281.0    $   150.5       $177.7       $186.0
   Add Provision
     for Income Taxes. 119.6        177.5        119.9        148.4        129.2
                    --------     --------     --------      -------      -------
      Earnings Before
         Income Taxes. 373.3        458.5        270.4        326.1        315.2
Fixed charges:
   Interest and Debt
     Expense.......... 855.0        812.8        816.2        673.6        633.2
   Interest Factor
     Portion of Rentals.26.5         23.3         22.3         16.3         15.8
                    --------     --------     --------      -------      -------
      Total Fixed
       Charges.....    881.5        836.1        838.5        689.9        649.0
                    --------     --------     --------      -------      -------

Earnings Before Income Taxes
   and Fixed
    Charges........ $1,254.8     $1,294.6     $1,108.9     $1,016.0       $964.2
                    ========     ========     ========     ========       ======

Ratio of Earnings to
  Fixed Charges....     1.42         1.55         1.32         1.47         1.49
                    ========     ========     ========     ========       ======

Preferred Dividend
  Requirements..... $    7.6     $    8.5     $    9.3     $    9.5       $  8.8
                    ---------   ---------     --------     --------       ------

Ratio of Earnings to Fixed Charges
   and Preferred
    Dividend
     Requirements..     1.41         1.53         1.31         1.45         1.47
                    ========     ========     ========     ========     ========

         In computing the ratio of earnings to fixed charges, earnings consist of net income to which has been added income taxes and fixed charges. Fixed charges consist principally of interest on all indebtedness and that portion of rentals considered to represent an appropriate interest factor. Preferred dividend requirements are grossed up to their pretax equivalent.

                                  EXHIBIT 21

           LIST OF BENEFICIAL CORPORATION SUBSIDIARIES                 01/01/98
                 COMPRISING THE FINANCE DIVISION

           Name of Subsidiary                                      State
                and                                                  of
           Principal Place of Business                           Incorporation

Bencharge Credit Service Holding Company                              DE
    301 North Walnut St., Wilmington, DE 19801

        Bencharge Credit Service of America, Inc.                     DE
           301 North Walnut St., Wilmington, DE 19801
        Beneficial Credit Services Inc.                               DE
           301 North Walnut St., Wilmington, DE 19801
        Beneficial Credit Services of Connecticut Inc.                DE
           926 Main St., East Hartford, CT 06108
        Beneficial Credit Services of Mississippi Inc.                DE
           286 Highway 51, Ste. B, Ridgeland, MS 39157
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
Beneficial Delaware Inc.                                              DE
    514 Jefferic Blvd., Unit 1, Dover, DE 19901
Beneficial Florida Inc.                                               DE
    2777 University Blvd., W., Ste. 65
    Jacksonville, FL 32216
        Beneficial Mortgage Co. of Florida                            DE
           2777 University Blvd., W., Ste. 65
           Jacksonville, FL 32216

Beneficial Georgia Inc.                                               DE
    700 North Main St., Ste. 10, Alpharetta, GA 30201
Beneficial Hawaii Inc.                                                DE
    James Campbell Bldg., 826 Ft. Street Mall,
    Honolulu, HI  96813
Beneficial Idaho Inc.                                                 DE
    1003 Vista Ave., Boise, ID  83709

           Name of Subsidiary                                         State
                and                                                    of
           Principal Place of Business                             Incorporation

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
Beneficial Michigan Inc.                                               DE
    12900 Hall Road., Ste. 190, Sterling Hts., MI 48313
Beneficial Minnesota Inc.                                              DE
    5180 Central Ave., NE Columbia Heights, MN 55421
Beneficial Mississippi Inc.                                            DE
    286 Highway 51, Ste. B, Ridgeland, MS 39157
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
Beneficial New Mexico Inc.                                             DE
    7200 Montgomery Blvd, NE, Ste. B 3-4,
    Albuquerque, NM 87109
                                                   -2-

           Name of Subsidiary                                         State
                and                                                     of
           Principal Place of Business                             Incorporation

Beneficial North Carolina Inc.                                          DE
    6300 - 170 Creedmoor Road
    Raleigh, NC  27612
Beneficial Oklahoma Inc.                                                DE
    6935 South Lewis, Tulsa, OK  74136
Beneficial Oregon Inc.                                                  DE
    3671 SW Hall St., Beaverton, OR  97005
Beneficial Rhode Island Inc.                                            DE
    457 Main St., East Greenwich, RI  02818
Beneficial South Carolina Inc.                                          DE
    1660 Sam Ritterburg Blvd., Charleston, SC  29407
Beneficial South Dakota Inc.                                            DE
    3640 S. Highway 79, Ste. D, Rapid City, SD 57701
Beneficial Tennessee Inc.                                               TN
    3802 B Nolensville Rd., Nashville, TN 37211
Beneficial Texas Inc.                                                   TX
    6406 N. 1 H-35, Lincoln Village Shopping Center
    Austin, TX 78752
Beneficial Utah Inc.                                                    DE
    1741 West 7800 South, West Jordan, UT  84088
Beneficial Virginia Inc.                                                DE
    10809 Hull Street Road, Midlothian, VA  23112
Beneficial Washington Inc.                                              DE
    2111 N. Northgate Way, Seattle, WA  98133
Beneficial West Virginia, Inc.                                          WV
    100 Lee Street West, Charleston, WV 25302
Beneficial Wisconsin Inc.                                               DE
    11102 West National Ave., West Allis, WI 53227
Beneficial Wyoming Inc.                                                 WY
    2320 Dell Range Blvd., Ste. 300
    Cheyenne, WY 82009

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
Beneficial Discount Co. of Virginia                                    DE
    10809 Hull Street Road, Midlothian, VA 23113
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
Beneficial Income Tax Service Holding Co., Inc.                        DE
    301 North Walnut St., Wilmington, DE 19801

    Beneficial Tax Masters Inc.                                        DE
        301 North Walnut St., Wilmington, DE 19801

Beneficial Industrial Loan Company of Kentucky                         DE
    8512 Preston Hwy., Louisville, KY 40219

Beneficial Investment Co.                                              DE
    301 North Walnut St., Wilmington, DE 19801

        B B Credit Corp.                                               DE
           301 North Walnut St., Wilmington, DE 19801
        Beneficial Credit Services of New York, Inc.                   DE
           622 Yonkers Ave., Yonkers, NY  10704  (Inactive)
        Beneficial New York Inc.                                       NY
           622 Yonkers Ave., Yonkers, NY 10704
        Beneficial Homeowner Service Corporation                       DE
           622 Yonkers Ave., Yonkers, NY  10704

Beneficial Homeowners Inc. (Inactive)                                  DE
    301 North Walnut St., Wilmington, DE 19801

           Name of Subsidiary                                         State
                and                                                     of
           Principal Place of Business                            Incorporation

Beneficial Loan & Thrift Co.                                            MN
    5180 Central Ave., NE.
    Columbia Heights, MN  55421

Beneficial Mortgage Holding Company                                     DE
    301 North Walnut St., Wimington, DE  19801

    Beneficial Excess Servicing Inc.                                    DE
        301 North Walnut St., Wilmington, DE 19801
        *same as above, Elizabeth A. Dawson
    Beneficial Home Mortgage Loan Corp.                                 DE
        457 Main St., East Greenwich, RI  02818
    Beneficial Mortgage Co. of Arizona                                  DE
        7315 North Oracle Road, Ste. 107, Tucson, AZ  85704
    Beneficial Mortgage Co. of Colorado                                 DE
        3200 South Wadsworth Blvd., Lakewood, CO  80227
    Beneficial Mortgage Co. of Connecticut                              DE
        926 Main St., East Hartford, CT  06108
    Beneficial Mortgage Co. of Georgia                                  DE
        700 North Main Street, Ste. 10
        Alpharetta, GA 30201
    Beneficial Mortgage Co. of Idaho                                    DE
        1003 Vista Ave., Boise, ID  83709
    Beneficial Mortgage Co. of Indiana                                  DE
        812 S. Scatterfield Rd., Anderson, IN  46012
    Beneficial Mortgage Co. of Kansas, Inc.                             DE
        Capitol Hills Shops, 400 SW 29th St., Ste. L,
        Topeka, KS 66611
    Beneficial Mortgage Co. of Louisiana                                DE
        11439 Florida Blvd., Baton Rouge, LA  70815
    Beneficial Mortgage Co. of Maryland                                 DE
        79 Forest Dr., Annapolis, MD  21401
    Beneficial Mortgage Co. of Massachusetts                            DE
        Gr. Fl., 236 Cabot St., Beverly, MA  01915
    Beneficial Mortgage Co. of Mississippi                              DE
        286 Highway 51, Ste. B, Ridgeland, MS 39157
    Beneficial Mortgage Co. of Missouri, Inc.                           DE
        2219 C Missouri Blvd., Jefferson City, MO  65109
    Beneficial Mortgage Co. of Nevada                                   DE
        1055 South Wells, Ste. 115, Reno, NV  89502
                                                   -5-

           Name of Subsidiary                                         State
                and                                                     of
           Principal Place of Business                            Incorporation

    Beneficial Mortgage Co. of New Hampshire                            DE
        45 S. Main St., Concord, NH  03301
    Beneficial Mortgage Co. of North Carolina                           DE
        6300 - 170 Creedmoor Road
        Raleigh, NC  27612
    Beneficial Mortgage Co. of Oklahoma                                 DE
        6935 South Lewis, Tulsa, OK  74136
    Beneficial Mortgage Co. of Rhode Island                             DE
        457 Main St., East Greenwich, RI  02818
    Beneficial Mortgage Co. of South Carolina                           DE
        1660 Sam Ritterburg Blvd., Charleston, SC  29407
    Beneficial Mortgage Co. of Texas                                    DE
        6406 N. 1 H-35, Lincoln Village Shopping Center
        Austin, TX 78752
    Beneficial Mortgage Co. of Utah                                     DE
        1741 West 7800 South, West Jordan, UT  84088
    Beneficial Mortgage Co. of Virginia                                 DE
        10809 Hull Street Road, Midlothian, VA  23112

Beneficial Savings Bank, FSB                                           A
    430 Knights Run Ave., Tampa, FL 33602                            Federal
    *same as above, Andrea J. Kaplan                               Savings Bank

        Beneficial Retail Services Inc.                                 DE
           430 Knights Run Ave., Tampa, FL 33602

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
    *same as above, Matthew J. Broas, Esq.
    Owns real estate in the District of Columbia and State of Colorado

           Name of Subsidiary                                        State
                and                                                    of
           Principal Place of Business                             Incorporation

BMC Holding Company                                                    DE
    301 North Walnut St., Wilmington, DE 19801
    *same as above, Janice L. Lewis

    Beneficial Mortgage Corporation                                    DE
        301 North Walnut St., Wilmington, DE  19801
        *same as above, Janice L. Lewis

           Beneficial Mortgage Services, Inc.                          DE
                301 North Walnut St., Wilmington, DE 19801
                *Charles D. Brown, Esq., 200 Beneficial Center
                Peapack, NJ 07977
                A limited/special purpose Corporation to comply with rating Agencies rules regarding Securitizations.

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

                Endeavour Personal Financial Limited                   UK
                   Beneficial House, Easthampstead Road
                   Bracknell, Berkshire, RG12 1NS
                   *same as above, Anthony Lee
                   Provides real estate secured loans

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

           Name of Subsidiary                                          State
                and                                                      of
           Principal Place of Business                             Incorporation

Beneficial Direct, Inc.                                                   NJ
    400 Beneficial Center
    Peapack, NJ 07977 *same as above, Barbara L. Hill
    Direct marketing of credit
    life insurance and other related products.

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

           BFC  Insurance  Limited                                   Ireland
                22-24  Lower  Mount  Street  Newmount
                House,  Dublin 2,  Ireland
                Will  operate  as a full line  life,
                *Matsack Trust  Limited,
                3 Burlington  Road,  Dublin 4, Ireland
                Will operate as a full line life,
                accident and health insurance company

           BFC Management Services Limited                           Ireland
                3 Burlington Road, Dublin 4, Ireland
                Will  operate as a serving  company
                to  service  Life  Insurance
                written  by  a  Third   Party   carrier
                in  Ireland   for  loan
                operations/sales in Ireland *Matsack Trust Limited,

           Name of Subsidiary                                          State
                and                                                       of
           Principal Place of Business                             Incorporation

        Beneficial Bank AG                                            Germany
           Augustenstrasse 7
           7000 Stuttgart 1, Germany
           *Dr. Klaus A. Gerstenmaier, Lenzhalde 83,
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
    *same as above, Leonard Fisher

    Beneficial Ohio Inc.                                                 DE
        5025 Arlington Centre Blvd., Columbus, OH 43220

    Service Management Corporation                                       OH
        400 Beneficial Center, Peapack, NJ  07977
        *same as above, Leonard Fisher

        B.I.G. Insurance Agency, Inc.                                    OH
           400 Beneficial Center, Peapack, NJ  07977
            *same as above, Leonard Fisher
                                                   -12-

           Name of Subsidiary                                          State
                and                                                      of
           Principal Place of Business                            Incorporation

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

        Beneficial Management Institute, Inc.                           NY
           200 Beneficial Center, Peapack, NJ 07977
           *same as above, Millicent A. Picker, Esq.

           Name of Subsidiary                                         State
                and                                                     of
           Principal Place of Business                             Incorporation

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

        Beneficial Service Corporation of Delaware                      DE
           1300 Market Street, Wilmington, DE 19801
           To sell Insurance on behalf of its Parent
           Corporation

           Name of Subsidiary                                           State
                and                                                      of
           Principal Place of Business                            Incorporation

Beneficial National Bank USA                                         National
    301 North Walnut St. Wilmington, DE 19801                     Banking Assoc.
    *same as above, Kevin T. Peck                                      (DE)
    A private label credit card operation

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

Beneficial Telemarketing Services Inc.                                  DE
    301 North Walnut St., Wilmington, DE 19801
    Will provide telemarketing services

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

           Name of Subsidiary                                           State
                and                                                       of
           Principal Place of Business                            Incorporation

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

Personal Mortgage Holding Company                                       DE
    301 North Walnut St., Wilmington, DE 19801

        Personal Mortgage Corporation                                   DE
           100 Business Center Dr., Hwy. 22,
           Brewster, NY 10509

Southern Trust  Company  301 North Walnut St.,                          DE
    Wilmington,  DE 19801 *same as
    above, Elizabeth A. Dawson Acts as transfer agent for certain subsidiaries of Beneficial Corporation
                                                   -16-

           Name of Subsidiary                                          State
                and                                                     of
           Principal Place of Business                            Incorporation

Southwest Beneficial Finance, Inc.                                      IL
    301 North Walnut St., Wilmington, DE  19801

Wesco Properties, Inc.                                                  DE
    301 North Walnut St.,
    Wilmington, DE 19801
    *same as above, Carolyn Micolucci
    Holds real estate

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

NOTE: Except where otherwise stated, minutes of the companies are kept by Janice L. Lewis, 301 North Walnut St., Wilmington, Delaware 19801.

                                                                    01/01/98

                                                                  State of
              INACTIVE CORPORATIONS                              Incorporation

      Beneficial Credit Services Northeast Inc.                         DE

      Beneficial Credit Services of Alabama Inc.                        DE

      Beneficial Data Systems Limited                                   UK

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

      Beneficial Vermont Inc.                                           DE

      Benevest Escrow Company                                           DE

      Benevest Service Company                                          DE

      Capital Credit Services Inc.                                      DE

      Guaranty and Indemnity Insurance Company                          DE

      Personal Finance Company, Inc.                                    NY

      Sterling Mortgages Limited                                        UK

                                EXHIBIT 23

                       INDEPENDENT AUDITORS' CONSENT


         We consent to the  incorporation  by reference  in  Registration
Statements No. 333-30543 and No. 333-33649 of Beneficial Corporation on Form S-3 and Registration Statements No. 333-37295 and No. 333-02737 of Beneficial Corporation on Form S-8 of our report dated January 28, 1998, appearing in the Annual Report on Form 10-K of Beneficial Corporation for the year ended December 31, 1997.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 30, 1998

                                EXHIBIT 24

                             POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, ROBERT J. CALLANDER, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 14th day of March, 1998.



                                                       /s/ ROBERT J. CALLANDER
                                                           ROBERT J. CALLANDER

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, FINN M.W. CASPERSEN, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 16th day of March, 1998.



                                                      /s/ FINN M. W. CASPERSEN
                                                          FINN M. W. CASPERSEN

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, ROBERT C. CLARK, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street,
Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 16th day of March, 1998.



                                                        /s/ ROBERT C. CLARK
                                                            ROBERT C. CLARK

                                 POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, LEONARD S. COLEMAN, JR., a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 23rd day of March, 1998.



                                                    /s/ LEONARD S. COLEMAN, JR.
                                                        LEONARD S. COLEMAN, JR.

                                   POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, DAVID J. FARRIS, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street,
Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 18th day of March, 1998.



                                                         /s/ DAVID J. FARRIS
                                                             DAVID J. FARRIS

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, JAMES H. GILLIAM, JR., a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN and JONATHAN MACEY, officers of the Company, or either of them, with full power to act without the other, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 20th day of March, 1998.



                                                     /s/ JAMES H. GILLIAM, JR.
                                                         JAMES H. GILLIAM, JR.

                            POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, ANDREW C. HALVORSEN, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or either of them, with full power to act without the other, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 13th day of March, 1998.



                                                      /s/ ANDREW C. HALVORSEN
                                                          ANDREW C. HALVORSEN

                              POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, ROLAND A. HERNANDEZ, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 16th day of March, 1998.



                                                   /s/ ROLAND A. HERNANDEZ
                                                       ROLAND A. HERNANDEZ

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, J. ROBERT HILLIER, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 13th day of March, 1998.



                                                      /s/ J. ROBERT HILLIER
                                                          J. ROBERT HILLIER

                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, GERALD L. HOLM, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street,
Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 16th day of March, 1998.



                                                      /s/ GERALD L. HOLM
                                                          GERALD L. HOLM

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, THOMAS H. KEAN, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street,
Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 23rd day of March, 1998.



                                                          /s/ THOMAS H. KEAN
                                                              THOMAS H. KEAN

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, STEVEN MULLER, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street,
Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and. JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 16th day of March, 1998.



                                                      /s/ STEVEN MULLER
                                                          STEVEN MULLER

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, SUSAN JULIA ROSS, a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street,
Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 13th day of March, 1998.



                                                        /s/ SUSAN JULIA ROSS
                                                            SUSAN JULIA ROSS

                                 POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS: THAT I, CHARLES H. WATTS, II a Director of Beneficial Corporation, One Christina Centre, 301 North Walnut Street, Wilmington, Delaware 19801 (the "Company"), do hereby make, constitute and appoint ANDREW C. HALVORSEN, JAMES H. GILLIAM, JR. and JONATHAN MACEY, officers of the Company, or any of them, with full power to act without the others, my true and lawful attorney-in-fact or agent for me and in my name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, as amended, and any amendment thereto, to be filed by Beneficial Corporation, a Delaware corporation, with the Securities and Exchange Commission.

         IN WITNESS WHEREOF, I have hereunto set my hand this 13th day of March, 1998.



                                                 /s/ CHARLES H. WATTS, II
                                                     CHARLES H. WATTS, II