Form 10-K/A
period 1997-12-31
BENEFICIAL CORP
filed 1998-04-29
CIK 8960

================================================================================

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                                        Name of each exchange
                               Title of each class        on which registered
                                                     ---------------------------
Common Stock, $1 Par Value                               New York Stock Exchange
5% Cumulative Preferred Stock, $50 Par Value             New York Stock Exchange
$5.50 Dividend Cumulative Convertible Preferred Stock,
   No Par Value $20 Stated Value (convertible into
   nine shares of Common Stock)                          New York Stock Exchange
$4.50 Dividend Cumulative Preferred Stock,
   $100 Par Value                                        New York Stock Exchange
$4.30 Dividend Cumulative Preferred Stock,
   No Par Value, $100 Stated Value                       New York Stock Exchange
Preferred Stock Purchase Rights                          New York Stock Exchange
8% Debentures Maturing at Holder's Option Annually on June 15,
   Commencing in 1983 and Due June 15, 2001              New York Stock Exchange
8.40% Debentures Maturing at Holder's Option Annually on
   December 15, Commencing in 1986 and Due May 15, 2008  New York Stock Exchange
12 7/8% Debentures, Due August 1, 2013                   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  NONE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements  for the past 90 days.  Yes X   No   .
    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
    At February 27, 1998, there were 54,365,830 shares outstanding of the registrant's common stock. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately
$5.8 billion.

                DOCUMENTS INCORPORATED BY REFERENCE
                                NONE.

================================================================================


The purpose of this amendment is to revise the aggregate market value of the voting stock shown on the facing sheet and Items 10, 11, 12 and 13 to the Company's Form 10-K for the year ended December 31, 1997.

The undersigned registrant hereby amends Items 10, 11, 12 and 13 of Part III of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to read as follows:

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Registrant

                                          Term of Office, Committee Assignments,
       Name                          Age   Directorships and Business Experience

Robert J. Callander...................67   Director  (1992  to  present),
                                           Executive  in  Residence,  Columbia
                                           University  Business  School;
                                           Chairman of  Compensation  Committee
                                           and  Member  of  Strategic  Planning
                                           and Ad Hoc Committees.  Mr.Callander
                                           was Vice Chairman of Chemical
                                           Banking  Corporation  from
                                           1987 to 1992.  He is a director  of
                                           the  ARAMARK  Corporation;  The
                                           Barnes Group,  Inc.;  Omnicom Group,
                                           Inc.;  Scudder New Asia Fund;
                                           Scudder Global High Income Fund;
                                           Spectrum Health  Services,  Inc.;
                                           and the Korea Fund, Inc.

Finn M. W. Caspersen..................56   Director  (1975 to  present),
                                           Chairman of Board of  Directors  and
                                           Chief  Executive   Officer,  Chairman
                                           of  Executive  and  Ad  Hoc
                                           Committees and Member of Finance
                                           Committee.

Robert C. Clark.......................54   Director  (1997 to  present),  Dean
                                           and  Royall  Professor  of Law,
                                           Harvard Law School;  Member of
                                           Committee on  Directors,  Committee
                                           on Corporate  Policy and Ad Hoc
                                           Committee.  Mr. Clark is a trustee
                                           of  the  Teachers   Insurance  &
                                           Annuity   Association  -  College
                                           Retirement  Equities Fund (TIAA-CREF)
                                           and a director of Collins &
                                           Aikman Corporation and American
                                           Lawyer Media Inc.

Leonard S. Coleman, Jr................49   Director  (1990  to  present),
                                           President,   National   League  of
                                           Professional   Baseball  Clubs;
                                           Chairman  of  Strategic  Planning
                                           Committee,  Member  of  Compensation
                                           and  Ad  Hoc  Committees  and
                                           Committee  on  Corporate   Policy.
                                           Mr.   Coleman  was   Executive
                                           Director,  Market  Development, Major
                                           League Baseball from 1992 to
                                           March 1994.  He is a director of
                                           Omnicom  Group,  Inc.;  New Jersey
                                           Resources Corp.;  Cendant Corp.;
                                           Avis;  Owens Corning;  The Jackie
                                           Robinson  Foundation;  The National
                                           Urban League;  Advisory  Board
                                           of the  Martin  Luther  King,  Jr.
                                           Center for  Non-Violent  Social
                                           Change; Seton Hall University; and
                                           the Metropolitan Opera.

David J. Farris.......................62   Director   (1982  to   present),
                                           Member  of  the  Office  of  the
                                           President,  Chief  Operating  Officer
                                           and Member of  Executive  and
                                           Finance  Committees.  Mr. Farris is
                                           President  and Chief  Executive
                                           Officer of Beneficial Management
                                           Corporation,  a subsidiary of the
                                           Company, and a director of Foster
                                           Wheeler Corporation.



James H. Gilliam, Jr..................52   Director  (1984 to  present),
                                           Executive  Vice  President,  General
                                           Counsel  and  Member  of  Executive
                                           and  Ad  Hoc  Committees.  Mr.Gilliam
                                           is  Chairman  of the  Board  of
                                           Directors  of  Beneficial
                                           National  Bank,  a subsidiary  of the
                                           Company.  He is a trustee of
                                           Howard  Hughes  Medical  Institute
                                           and a director of Bell Atlantic
                                           Corporation.

Andrew C. Halvorsen...................51   Director   (1984  to   present),
                                           Member  of  the  Office  of  the
                                           President,  First  Vice  President
                                           and  Chief  Financial  Officer,
                                           Chairman of Finance  Committee  and
                                           Member of Executive  and Ad Hoc
                                           Committees.

Roland A. Hernandez...................40   Director (1992 to present),
                                           President,  Chief  Executive  Officer
                                           and a director  of  Telemundo  Group,
                                           Inc.;  President,  Interspan
                                           Communications;    Member   of
                                           Strategic   Planning   and   Audit
                                           Committees.  Mr.  Hernandez  is a
                                           nominee for election to the Board
                                           of Directors of Wal-Mart Stores, Inc.

J. Robert Hillier.....................60   Director (1982 to present),  Chairman
                                           and Chief  Executive  Officer
                                           of The Hillier Group,  Inc.,
                                           architects;  Chairman of Committee on
                                           Directors and Member of Strategic
                                           Planning Committee.

Gerald L. Holm........................59   Director  (1979 to present),  Former
                                           Vice  Chairman of the Company;
                                           Member of Strategic Planning, Audit
                                           and Ad Hoc Committees.

Thomas H. Kean........................62   Director (1990 to present), President
                                           of Drew  University;  Member
                                           of the  Committee  on  Directors  and
                                           the  Compensation  Committee.
                                           Governor Kean is Chairman of the
                                           Board of Carnegie  Corporation  of
                                           New York;  a member of President
                                           Clinton's  Race  Relations  Board
                                           and  a  director   of  Amerada   Hess
                                           Corporation;   the  ARAMARK
                                           Corporation;  Bell Atlantic
                                           Corporation; Fiduciary  Trust Company
                                           International; and United HealthCare
                                           Corporation.

Steven Muller.........................70   Director (1983 to present), President
                                           Emeritus,  The Johns Hopkins
                                           University;  Chairman of Committee on
                                           Corporate  Policy and Member
                                           of Strategic  Planning,  Compensation
                                           and Ad Hoc  Committees.  Dr.Muller is
                                           a director  of Van  Kampen  American
                                           Capital  Closed End  Fund;  The Law
                                           Companies  Group,  Inc.; and
                                           Organization  Resource
                                           Counselors, Inc.

Susan Julia Ross......................54   Director  (1979  to  present),  Of
                                           Counsel,  Brown &  Bain,  P.A.;
                                           Partner,  Natelson & Ross, Attorneys
                                           at Law (1976-1996);  Member of
                                           Compensation Committee and Committee
                                           on Corporate Policy.

Robert A. Tucker......................71   Director  (1959 to  present),  Former
                                           Member of the  Office of the
                                           President  and Chief  Financial
                                           Officer of the Company;  Member of
                                           Audit Committee and Committee on
                                           Directors.


Susan M. Wachter......................54   Director   (1985  to   present),
                                           Chairman   of  the  Real  Estate
                                           Department  (1997-2000),  Professor
                                           of Real Estate and Finance, The
                                           Wharton School of the University of
                                           Pennsylvania;  Member of Audit
                                           Committee and Committee on Directors.

Charles H. Watts, II..................71   Director (1959 to present),  Business
                                           and  Educational  Consultant;
                                           Chairman of Audit  Committee  and
                                           Member of  Committee on Corporate
                                           Policy.


Executive Officers of the Registrant

       Name                          Age     Position and Offices and Held as of
                                             March 2, 1998

Finn M. W. Caspersen..................56     Director (1975 to present),
                                             Chairman of Board of Directors,
                                             Chief Executive  Officer and
                                             Chairman of  Executive  Committee
                                             (1976 to present),  Member of the
                                             Executive  Committee  (1975 to
                                             present), Member of Finance
                                             Committee  (1975 to present) and
                                             Chairman of the Ad Hoc Committee
                                             (1998 to present) of the Company.

David J. Farris.......................62     Director  (1982 to present), Member
                                             of the Office of the President
                                             (1984 to present),  Chief Operating
                                             Officer (1987 to present),  and
                                             Member of Executive  Committee
                                             (1983 to present) and Member of the
                                             Finance Committee (1988 to present)
                                             of the Company;  President and
                                             Chief   Executive   Officer   (1982
                                             to  present)   of   Beneficial
                                             Management Corporation, a
                                             subsidiary of the Company

James H. Gilliam, Jr..................52     Director  (1984 to  present),
                                             Executive Vice  President  (1989 to
                                             present),  General Counsel (1986 to
                                             present),  Secretary  (1987 to
                                             1992),  Member of Executive
                                             Committee (1987 to present) and
                                             Member of  the  Ad  Hoc  Committee
                                             (1998  to  present) of the Company.
                                             Chairman   (1987  to  present)  of
                                             Beneficial   National  Bank,  a
                                             subsidiary of the Company.

Andrew C. Halvorsen...................51     Director   (1984  to   present),
                                             Member  of  the  Office  of  the
                                             President,  First Vice President
                                             and Chief Financial  Officer (1986
                                             to present),  Member of Executive
                                             and Finance  Committees  (1984 to
                                             present)  and Member of the Ad Hoc
                                             Committee  (1998 to present) of
                                             the Company.

Patti Prairie.........................46     Chief  Information  Officer  (1997
                                             to  present)  of  the  Company;
                                             Executive   Vice   President
                                             (1997 to  present)  of   Beneficial
                                             Management   Corporation   and
                                             President   (1997  to  present)  of
                                             Beneficial Technology  Corporation,
                                             subsidiaries  of the Company;
                                             Senior Vice  President of Global
                                             Corporate  Systems (1995 to 1997)
                                             and Senior Vice  President of
                                             Corporate  Business  Systems (1994
                                             to  1995) of American  Express
                                             Company;  Vice  President  of
                                             Financial Services of International
                                             Business  Machines  Consulting
                                             Group (1992 to 1994).

Jonathan Macey........................41     Senior Vice  President,  Controller
                                             and Chief  Accounting  Officer
                                             (1997 to  present) of the  Company;
                                             Vice  President  -  Financial
                                             Controls of  Beneficial  Management
                                             Corporation,  a subsidiary  of
                                             the Company (1992 to 1997).

Scott A. Siebels......................43     Senior Vice President  (1998 to
                                             present),  Vice President  (1995 to
                                             1997),  Secretary  (1995 to
                                             present), Assistant General Counsel
                                             (1998 to present) and Associate
                                             Counsel (1990 to 1997),  Assistant
                                             Vice President  (1993 to 1995);
                                             and Assistant  Secretary  (1991 to
                                             1995) of the Company.

Officers of the Company hold office until the next Annual Meeting of the Directors or until their successors are otherwise elected as provided in the By-Laws.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership of the Company's Common and Preferred
Stocks with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the files maintained by the Company and written representation from the Company's executive officers and directors, the Company believes that none of its executive officers and directors failed to comply with Section 16(a) reporting requirements in 1997.

Item 11. EXECUTIVE COMPENSATION

The following tables and narrative text discuss the compensation paid in 1997 and the two prior fiscal years to the Company's Chief Executive Officer and the four other most highly compensated officers of the Company and its subsidiaries.


                            SUMMARY COMPENSATION TABLE


                                                         Long Term
                                                        Compensation


                          Annual  Compensation                 Awards
                                                                      Securities
                                              Other     Restricted    Underlying
                                              Annual      Stock        Options/
Name and                                      Compen-      Awards        SAR's
Principal Position    Year  Salary($) Bonus($) sation($) ($)(1)(2)        (#)(3)
_______________       ____  _______   _______  _______   __________     ________

Finn M. W. Caspersen  1997 $1,156,250(5)  -0-      -    $   941,263(6)   150,000
  Chairman and Chief  1996 $1,102,150(5)  -0-      -    $1,471,600(6)    130,000
  Executive Officer   1995 $1,102,200(5)  -0-      -    $   971,600(6)   120,000

David J. Farris       1997 $   960,272(5) -0-      -    $   299,015(7)    90,000
 Chief Operating
 Officer              1996 $   945,940(5) -0-      -    $   902,536(7)    90,000
                      1995 $   950,492(5) -0-      -    $   598,808(7)    80,000

Andrew C. Halvorsen   1997 $   666,250    -0-      -    $   250,000       65,000
  Chief Financial
  Officer             1996 $   635,750    -0-      -    $   375,000       60,000
                      1995 $   635,800    -0-      -    $   250,000       50,000

James H. Gilliam, Jr. 1997 $   667,500    -0-      -    $   300,000       65,000
  Executive Vice
  President           1996 $   635,750    -0-      -    $   375,000       60,000
  and General Counsel 1995 $   635,850    -0-      -    $   250,000       50,000
Patti Prairie         1997 $   323,577(8) $250,000 -    $   800,000       30,000
  Chief Information
  Officer

(Cont'd)
                  Payouts
              LTIP       All Other
              Payouts    Compen-
              _($)____   sation
                         _($)(4)___

                 -      $40,900
                 -      $52,089
                 -      $39,094

                 -      $45,891

                 -      $60,786
                 -      $57,558

                 -      $12,795

                 -      $15,922
                 -      $12,258

                 -      $13,133

                 -      $16,320
                 -      $15,923
                 -      $   605


 (1) The number of shares and the aggregate value of such shares of restricted stock held by such persons as of year-end 1997 were as follows: Caspersen - 128,536 ($10,684,555); Farris - 76,442
     ($6,354,241);  Halvorsen - 29,300 ($ 2,435,563);  Gilliam - 29,300
     ($ 2,435,563); and Prairie - 9,073 ($754,193). The aforementioned shares of restricted stock for Messrs. Caspersen and Farris include 45,117 and 12,199 shares, respectively, held in the Company's Employees' Stock Purchase Plan as amended (hereinafter "ESPP" or "Employees' Stock Purchase Plan") subject to mandatory deferral under the terms of the ESPP and the Company's Deferred Compensation Plan. Under the terms of the ESPP (described more fully in the Company's 1994 Proxy Statement) and the Company's Deferred Compensation Plan, restricted shares held for Messrs. Caspersen and Farris in the Company's ESPP will vest on (a) death, (b) voluntary retirement on or after age 65, (c) involuntary termination other than for cause, (d) disability or (e) on a change of control (as defined in the ESPP) that has not been approved by the Board of Directors of the Company. Unvested shares are forfeited. Dividends are paid on the deferred shares at the current dividend rate for the Company's Common Stock and are used to purchase additional restricted shares of Common Stock.

 (2) Under the Company's Key Employees' Stock Bonus Plan ("Key Plan"), each year the Board of Directors determines the maximum percentage, not to exceed 5%, of the Company's consolidated net after tax income which may be contributed to the Key Plan. The Compensation Committee then determines (a) the dollar amount of the contribution to the Key Plan for such calendar year; (b) which employees will receive an award for such year; and (c) the amount of each award. The Committee makes awards to employees based on each person's performance, as well as such other factors as the Committee deems appropriate. These awards vest on the earlier of (i) January 1 of the fifth year after the award year; (ii) the death or disability of the participant, (iii) for awards under certain special circumstances, a date determined by the Compensation Committee, provided that the resulting vesting period is no shorter than normal vesting; (iv) the date on which the employee involuntarily terminates employment other than for cause or (v) certain termination following a change of control (as defined in the Key Plan). If on such date deductibility to the Company is restricted under Internal Revenue Code 162(m), deferral is mandatorily extended until full deductibility is available to the Company, generally following the employee's termination of employment. Awards which do not vest are forfeited. Awarded shares are placed in trust while unvested, and while in trust the employee has the right to vote the shares in his or her account. Dividends are paid on such shares at the current dividend rate for the Company's Common Stock and used to purchase additional shares of stock for each employee who has received an award. Awards under the Key Plan for 1997 were made in February of 1998. On May 21, 1997, the Compensation Committee approved an initial award under the Key Plan to Ms. Prairie effective as of June 15, 1997 of $600,000 to vest over a four-year period ending
     June 14, 2001.

 (3) The Company's Option Plan does not provide for the award of stand alone stock appreciation rights (SARs). Limited tandem SARs may be awarded to such persons under the Option Plan with respect to then outstanding options in the event of a change in control of the Company.

 (4) All Other Compensation includes contributions made by the Company under the Beneficial Corporation Savings Plan (a 401k plan), ordinary life insurance premiums paid by the Company. Messrs. Caspersen, Farris, Halvorsen, and Gilliam each received $3,750 in contributions to the Savings Plan in 1995 and 1996 and $4,000 in 1997. With respect to life insurance premiums, Mr. Caspersen received $35,344 in 1995, $48,339 in 1996 and $36,900 in 1997; Mr. Farris received $53,808 in 1995, $57,036 in
     1996 and $41,891 in 1997; Mr. Halvorsen  received $8,508 in 1995, $12,172 in 1996 and $8,795 in 1997;  Mr.  Gilliam  received  $12,173 in 1995,
     $12,570 in 1996 and $9,133 in 1997; and Ms. Prairie received $605 in 1997.
     The Company does not maintain split dollar life insurance arrangements.

 (5) Subject to the Company's mandatory deferral arrangement, the Compensation Committee approved a salary of $1,572,000 for 1995, $1,572,000 for 1996 and $1,650,000 for 1997 for Mr. Caspersen and a
     salary of $1,095,000 for 1995 and $1,095,000  for 1996 and  $1,150,000 for
     1997 for Mr. Farris. Pursuant to the terms of the Company's Deferred Compensation Plan, Mr. Caspersen's salary includes $135,744 mandatorily deferred in 1995, $148,739 mandatorily deferred in 1996 and $209,238 mandatorily deferred in 1997 on an unfunded basis.

 (6) Includes awards made under the Key Plan and amounts mandatorily deferred into the Company's ESPP under the terms of the ESPP and the Company's Deferred Compensation Plan. Under the Key Plan, Mr. Caspersen was awarded $1,000,000 with respect to 1996 performance and $500,000 with respect to 1995 performance. Mr. Caspersen did not receive an award under the Key Plan with respect to 1997 performance. Compensation mandatorily deferred into the ESPP during 1997 was $495,000, during 1996 was $471,600 and during 1995 was $471,600. In addition, under the terms of the ESPP and the Deferred Compensation Plan, restricted stock valued at $446,263 vested during 1997.

 (7) Includes awards made under the Key Plan and amounts mandatorily deferred into the Company's ESPP under the terms of the ESPP and the Company's Deferred Compensation Plan. Under the Key Plan, Mr. Farris was awarded $750,000 with respect to 1996 performance, and $450,000 with respect to 1995 performance. Mr. Farris did not receive an award under the Key Plan with respect to 1997 performance. Compensation mandatorily deferred into the ESPP during 1997 was $214,187, during 1996 was $152,536, and during 1995 was $148,808. In addition, under the terms of the ESPP and the Deferred Compensation Plan, restricted stock valued at $84,828 vested during 1997.

 (8) Reflects compensation after June 16, 1997, the date Ms. Prairie commenced employment with the Company.

                        OPTION GRANTS FOR 1997

                                                           Potential Realizable
                                                               Value at Assumed
                                                           Annual Rates of Stock
                                                          Price Appreciation for
                                                            10 Year Option Term
          Individual                                       Through 11/19/2007(3)
            Grants
   (a)                (b)        (c)      (d)      (e)       (f)       (g)
                   Number of  % of Total
                   Securities   Options
                   Underlying  Granted to  Exercise
                      Options  Employees  or Base
                      Granted  in Fiscal   Price  Expiration
Name                 (#)(1)(2)   Year     $/Sh)   Date       5%($)      10%($)

Finn M. W. Caspersen  150,000  13.63%  $77.0625  11/19/07 $7,269,629 $18,422,667
David J. Farris        90,000   8.17%  $77.0625  11/19/07 $4,361,777 $11,053,600
Andrew C. Halvorsen    65,000   5.90%  $77.0625  11/19/07 $3,150,172 $ 7,983,156
James H. Gilliam, Jr.  65,000   5.90%  $77.0625  11/19/07 $3,150,172 $ 7,983,156
Patti Prairie          30,000   2.72%  $77.0625  11/19/07 $1,453,926 $ 3,684,533

_______________

 (1) 25% of the total grant vests on each of 11/19/98, 11/19/99, 11/19/00 and
     11/19/01.

 (2) Options were awarded on November 19, 1997 under the Company's 1990 Non-Qualified Stock Option Plan ("Option Plan"). All options were granted for a ten-year term, subject to forfeiture upon certain termination of employment events. The option price may be no lower than the fair market value of the Company's Common Stock of the date of grant. Unexercisable stock options become exercisable upon an optionee's retirement when certain conditions are met and upon a change in control. The plan permits optionees to satisfy the exercise price and tax withholding requirements by delivery of previously owned shares of Common Stock. Under the terms of the plan, no employee may receive options in any calendar year with respect to more than 200,000 Common shares.

 (3) The Potential Realizable Value to all common stockholders as of December 31, 1997 was $2,587,225,760 under column (f) and $6,529,665,014 under column (g). Potential Realizable Value represents the aggregate net gain to all common stockholders, assuming a beginning market price of $77.0625 (the fair market value option price determined on November 19, 1997) and appreciation at the assumed annual rates of 5% and 10% for the ten-year period from November 19, 1997 to November 19, 2007. The assumed rates of appreciation are set as part of the proxy rules. There can be no assurance that the Common Stock will perform at the assumed annual rates used for purposes of this table. The Company does not make or endorse any predictions as to future stock performance.

                        AGGREGATED OPTION EXERCISES IN 1997
                          AND 1997 YEAR-END OPTION VALUES

     (a)               (b)        (c)             (d)             (e)

                                             Number of
                                            Securities           Value of
                                             Underlying         Unexercised
                                            Unexercised        In-The-Money
                      Shares                 Options at          Options at
                    Acquired                1997 Year-End      1997 Year-End(1)
                          on       Value        (#)                   ($)
                    Exercise    Realized    Exercisable/        Exercisable/
      Name               (#)         ($)    Unexercisable       Unexercisable
 _______________________________________________________________________________

 Finn M. W. Caspersen .59,325  $2,477,145  62,500/336,825 $  1,586,406/5,896,926
 David J. Farris ......     0           0 341,550/217,050 $ 15,328,742/3,922,065
 Andrew C. Halvorsen...     0           0 176,600/147,200 $  7,634,222/2,548,825
 James H. Gilliam, Jr..33,000  $1,352,897 165,400/147,200 $  6,997,897/2,548,825
 Patti Prairie.........     0           0        0/30,000 $            0/163,125

 _______________

 (1) Based on a value per share at December 31, 1997 of $82.50.


                        PENSION AND SUPPLEMENTAL PLAN TABLE

The following table illustrates the estimated annual benefits, based on the indicated applicable average annual compensation and years of service upon retirement, payable under the Beneficial Corporation Pension Plan (the "Pension Plan") and the Supplemental Retirement Plan (the "Supplemental Plan") (prior to any offset) to a participant who retires at the end of the calendar year in which age 65 is attained.

                             Years of Service

 Remuneration    15         20        25          30          35           40

 $ 150,000   $ 34,125   $ 46,125   $ 58,500    $ 71,250    $ 84,375    $ 97, 875
 $ 250,000     56,875     76,875     97,500     118,750     140,625      163,125
 $ 450,000    102,375    138,375    175,500     213,750     253,125      293,625
 $ 650,000    147,875    199,875    253,500     308,750     365,625      424,125
 $ 850,000    193,375    261,375    331,500     403,750     478,125      554,625
 $1,000,000   227,500    307,500    390,000     475,000     562,500      652,500
 $1,250,000   284,375    384,375    487,500     593,750     703,125      815,625
 $1,500,000   341,250    461,250    585,000     712,500     843,750      978,750
 $1,750,000   398,125    538,125    682,500     831,250     984,375    1,141,875

The basic benefit formula under the Pension Plan (before the reduction discussed below) provides benefits of from 1.5% to 1.8% of average annual compensation, with the benefit accrual rate increasing with years of service. The maximum annual retirement benefit under the Pension Plan is generally 65.25% of an employee's highest applicable average annual compensation for three consecutive years. Compensation under the Pension Plan is defined to include wages paid, year-end adjustments (if any), bonuses, overtime, salary deferral contributions to the Beneficial Corporation Savings Plan (a 401k plan), any amounts subject to mandatory deferral under the Company's Deferred Compensation Plan and other special earnings. Company contributions under the Employees' Stock Purchase Plan and the Key Plan, income recognized pursuant to the Option Plan, certain moving expenses, taxable group life insurance premiums, certain commissions and incentive payments and severance pay are excluded from the definition of compensation.

In determining benefits payable under the Pension Plan, amounts payable are reduced by (1) one-half of an employee's annual social security benefit,
(2) benefits actuarially determined from Company contributions under the Beneficial Corporation Savings Plan and the earnings thereon and (3)any amount vested under the Company's prior pension plan which terminated in 1983. The actuarial value of an employee's annual retirement benefit may, at an employee's option, be paid in a single payment upon retirement. Benefits under the Pension Plan are fully vested after five years of cumulative service or at age 65. The Pension Plan also contains provisions for early retirement, disability and death benefits and payments to a vested employee who leaves the Company prior to retirement.

The Company also has a Supplemental Plan to restore to employees of the Company those retirement benefits earned by such persons under the Pension Plan but not payable because of the limitations imposed on qualified plan benefits by the Internal Revenue Code. Payment of benefits under the Supplemental Plan may be made at the same time and in the same manner benefits under the Pension Plan are paid. If a participant's employment is terminated and such person is entitled to a deferred vested benefit under the Pension Plan, such person will be entitled to receive benefits under the Supplemental Plan upon retirement. The Supplemental Plan also provides a lump sum death benefit to certain key employees equal to the amounts they have accrued under the Pension Plan.

Under the Company's Pension Plan and Supplemental Plan, covered earnings include salary and amounts mandatorily deferred into the Company's ESPP as set
forth in the Summary  Compensation   Table, but not long-term  incentive payouts
or any other incentive awards.

Messrs. Caspersen, Farris, Halvorsen and Gilliam and Ms. Prairie had approximately 26, 38, 20, and 18 years and 5 months of service, respectively, credited under the Pension Plan and the Supplemental Plan through 1997.

Compensation of Directors.

Directors who are not also employees of the Company receive for their services $1,500 per quarter and $7,000 for each Board meeting attended. Directors who are employees receive $200 for each Board meeting attended. In addition to the quarterly fee, non-employee directors who are members of the Audit, Compensation, Committee on Directors, Corporate Policy, Strategic Planning or any Ad Hoc committee receive $1,000 for each meeting attended or for each day services are performed on behalf of any such committee or the Board. Non-employee directors who are committee chairpersons receive an additional $500 for each meeting they chair or for each day services are performed on behalf of such committee. At the option of any director, payment of meeting and service fees may be deferred until a director either reaches the age of 70 or terminates his or her relationship with the Company. Such deferred fees bear interest at an annual rate equal to the average annual interest cost of all short- and long-term borrowings by the Company and its consolidated subsidiaries. Non-employee directors also receive an annual award of 4,000 options to purchase the Company's Common Stock under the Option Plan, and they are entitled to participate in the Company's
Employees' Stock Purchase Plan and in a health insurance arrangement made available by the Company. On December 1, 1997, each non-employee director was issued a non-recurring option to purchase 2,000 shares of the Company's Common Stock under the Option Plan.

In order to allow the Company to avail itself of the experience of retired directors, it is the Company's policy to pay each director who (a) ceases to be a director after having attained the age of 70 years and completed at least five years of service or (b) has served for ten years and either resigns voluntarily or decides not to stand for re-election, the sum of $8,500 per quarter if such director agrees to be available to render advice to the Board, its Executive Committee or any of its members. In addition, upon a change in control of the Company, wherein non-employee directors and directors emeriti would cease to hold such positions, such persons would receive quarterly payments ranging from $4,250 to $8,500, depending on their years of service, for the remainder of their lives in consideration for and subject to their continued availability to the Company or its successor for purposes of consultation. If a change in control occurs before Dr. Watts becomes a director emeritus, he would receive quarterly payments of $12,500 due to prior service as a General Director for a period exceeding five years. The Company will purchase annuities to provide for such payments in the event of a change of control of the Company.

Employment Contracts and Terminations of Employment and Change-in-Control Arrangements.

The Company has employment contracts with approximately 260 management level employees of the Company and its subsidiaries to assure such employees of equitable treatment in the event of a "change in control" of the Company (as defined below) not approved by the Company's Board of Directors.
Messrs. Caspersen, Farris, Halvorsen and Gilliam and Ms. Prairie are not covered by such agreements but, instead, have Severance Agreements as described below. The employment contracts are operative for a three-year period if a "change in control" occurs. They will provide such employees (a) compensation during the employment period at a rate equal to that existing immediately prior to the change in control, adjusted through such period to reflect increases based upon the Company's prior practices and (b) continued eligibility during such period under the Company's employee benefit plans. An employee's good faith determination that the nature and scope of his or her duties have been limited following a "change in control" would entitle the employee to terminate employment with the Company. In that event or in the event of a termination of employment by the Company other than for "cause" (as defined in the contract), most components of such compensation and benefits would continue through the remainder of the three-year period. The contracts also provide that in the event any payments thereunder become subject to excise tax under the Internal Revenue Code, the Company will make an additional cash payment to the employee to offset such tax.

For employment contract purposes, "change in control" will be deemed to have occurred if and when, without the approval of the Company's Board of Directors, (1) a "person" acquires 20% or more of the combined voting power of the Company's then outstanding securities; (2) a majority of the Board ceases to consist of (a) individuals who at the beginning of such period constitute the Board or(b) any new directors whose election by the Board on nomination for election by the Company's stockholders was approved by a vote of a least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved; (3) subject to certain specified exceptions, the Company (or a direct or indirect subsidiary of the Company) is merged or consolidated with any other corporation; or (4) the Company sells all or substantially all of its assets or stockholders of the Company approve a complete liquidation or dissolution of the Company.

Severance Agreements.

The Company has severance agreements with approximately 114 key officers of the Company and its subsidiaries with severance benefits that vary, depending on the individual's position. Messrs. Caspersen, Farris, Halvorsen and Gilliam and Ms. Prairie are covered by such agreements. As amended and restated as of March 26, 1996, the agreements for Messrs. Caspersen, Farris, Halvorsen, and Gilliam and Ms. Prairie provide, among other things, for severance payments in the event of termination by the Company other than for "cause" (as defined in the agreements) or by such officer for "good reason" (as defined in the agreements) following a "change in control" of the Company (as defined below). Severance benefits under the Severance Agreements consist principally of (i) three times the sum of the officer's (a) annual base salary, (b) the highest of the three most recent awards under the Key Plan and (c) the most recent annual award under any cash incentive plan (no such plan currently exists for U.S. executives, but would be covered if one should ever be adopted); (ii) a lump sum payment equal to (a) the aggregate nonvested share units credited to the officer's Employees' Stock Purchase Plan and (b) the aggregate value of the officer's account under the Key Plan; (iii) with some restrictions, three years of continued coverage under the Company's benefit plans; (iv) three years of credit for eligibility for retiree medical coverage; (v) that if he or she remains with the Company for three months following a "change in control", he or she may terminate employment for any reason during the fourth month and upon such termination receive the severance benefits set forth above; and (vi) for additional cash payments to offset any federal excise tax that may be imposed by reason of payments made in connection with a "change in control" of the Company.

For all severance agreement purposes, "change in control" will be deemed to have occurred if and when: (1) a "person" acquires 20% or more of the combined voting power of the Company's then outstanding securities; (2) a majority of the Board ceases to consist of (a) individuals who at the beginning of such period constitute the Board or (b) any new directors whose election by the Board on nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved; (3) subject to certain specified exceptions, the Company (or a direct or indirect subsidiary of the Company) is merged or consolidated with any other corporation; or (4) the Company sells all or substantially all of its assets or stockholders of the Company approve a complete liquidation or dissolution of the Company. The transactions contemplated by the Agreement and Plan of Merger, dated as of April 7, 1998, among Household International, Inc. ("Household"), Household Acquisition Corporation II, a wholly owned subsidiary of Household ("Merger Sub") and the Company, pursuant to which, among other things, Merger Sub will be merged with and into the Company with the Company surviving as a wholly owned subsidiary of Household, will constitute a "change in control" under all severance agreements.

Directors' Indemnification Agreements.

The Company entered into indemnification agreements with each of its directors which provide that such directors will be indemnified against expenses, judgments, penalties, fines and amounts paid in settlement with respect to threatened, pending or completed actions, suits or proceedings to which any such person is, or is threatened to be made, a party, to the fullest extent permitted by applicable law as in effect from time to time. Such agreements also require the Company to advance all reasonable expenses incurred by a director in any such proceeding provided that he or she undertakes to repay the amount advanced if it is ultimately determined that he or she is not entitled to indemnification for such expenses. The agreements provide that upon the occurrence of a "change in control" (defined in the agreements) of the Company, the Company has the burden of proof to establish that a director who has requested indemnification is not entitled to it.

Compensation Committee Interlocks and Insider Participation.

None.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

The following table sets forth information regarding each person who, to the Company's knowledge, owns more than 5% of any class of the Company's outstanding voting securities:
                                                       $4.30 Dividend
                                             Common     Cumulative    % of Class
Name and Address of Stockholder              Stock     Preferred Stock    Owned

FMR Corp.
82 Devonshire Street
Boston, MA 02109.........................      5,306,405(1)    -          9.82%

The Capital Group Companies, Inc. and Capital
Research and Management Company
333 South Hope Street
Los Angeles, CA 90071 . . . . . . . . . .      4,047,000(2)    -          7.49%

The Hodson Trust
100 Beneficial Center
Peapack, NJ 07977........................      3,476,667(3)    -          6.43%

The Life Insurance Company of Virginia
6610 West Broad Street
Richmond, VA 23230.......................           -      75,000(4)      8.97%
_______________

(1) Based on information contained in a report on Schedule 13G of FMR Corp. ("FMR"), dated February 14, 1998, filed with the Commission under the
      Securities Exchange Act of 1934, as amended (the "Exchange Act"). According to such report, FMR is the parent holding company of several investment adviser or investment manager subsidiaries which together beneficially own 5,306,405 shares (9.82%) of the Company's Common Stock. FMR has the sole power to vote 609,575 of such shares and the sole power to dispose of all 5,306,405 shares.

(2) Based on information contained in a report on Schedule 13G of The Capital Group Companies, Inc., and Capital Research and Management Company, dated February 10, 1998 filed with the Commission under the Exchange Act. According to such information, as of December 31, 1997, Capital Research and Management Company, an investment advisor registered under Section 203 of the Investment Advisor's Act of 1940 and wholly owned subsidiary of the Capital Group Companies, is the beneficial owner of 4,047,000 shares (7.49%) of the Company's Common Stock.

(3) As of March 23, 1998, The Hodson Trust held of record the number of shares of Common Stock indicated in the table, 40 shares of $4.30 Dividend Cumulative Preferred Stock (less than 1% of such class) and 73 shares of $5.50 Dividend Cumulative Convertible Preferred Stock (less than 1% of such class). Messrs. Caspersen, Holm, Tucker and four other persons serve as trustees of such trust and share voting and investment power, but have no interest in the principal or income of such trust. Such shares may be regarded as beneficially owned by each such person under Rule 13d-3 promulgated by the Commission under the Exchange Act.

(4) Based on information contained in a report on Schedule 13G of The Life Insurance Company of Virginia ("Life of Virginia"), dated May 21, 1987, filed with the Commission under the Exchange Act. According to such report, Life of Virginia, an insurance company as defined in
      Section 3(a)(19) of the Exchange Act, shares voting and dispositive power with an affiliated investment manager which together with Life of Virginia beneficially own 75,000 shares, (8.97%) of the $4.30 Dividend Cumulative Preferred Stock.

Security Ownership of Management.

The following table sets forth information regarding beneficial ownership of the Company's equity securities of each director, the five most highly compensated executive officers of the Company and its subsidiaries and the directors and executive officers of the Company as a group, as of February 28, 1998.


                         Equity Securities of the Company Beneficially Owned (1)


                            Common     Unexercisable   % of     5% Pfd.    % of
Name of Person or Group     Stock(10)  Options (11)  Class (12)  Stock     Class

Robert J. Callander...          16,727        6,000         *      -          -
Finn M. W. Caspersen(2)(3)
   (4)(5)(6)(7)(8).......    5,525,300      336,825      10.21%   2,636       *
Robert C. Clark..........          153        6,000         *       -         -
Leonard S. Coleman.......       19,173        6,000         *       -         -
David J. Farris(2).......      552,158      217,050         *       -         -
James H. Gilliam, Jr.(7)(8)    232,486      147,200         *       -         -
Andrew C. Halvorsen(2).....    267,468      147,200         *       -         -
Roland A. Hernandez........     13,651        6,000         *       -         -
J. Robert Hillier..........     34,126        6,000         *       -         -
Gerald L. Holm(4)(6)...      3,895,404        6,000       7.21%     -         -
Thomas H. Kean............      20,529        6,000         *       -         -
Steven Muller.............      20,988        6,000         *       -         -
Patti Prairie.............      11,661       30,000         *       -         -
Susan Julia Ross..........      26,851        6,000         *       -         -
Robert A. Tucker(2)(3)(4)(7) 3,765,369        6,000       6.97%     679       *
Susan M. Wachter(2)..........   30,649        6,000         *       -         -
Charles H. Watts, II(2)(3)...  183,157        6,000         *       737       *

All directors and executive officers
as a group (19 persons)
(2)(3)(4)(5)(6)(7)(8)(9)  .. 6,975,407t     976,700      12.69%   3,373t      *

In addition, as of such date, Mr. Tucker was the beneficial owner of 4,700* shares of $4.30 Dividend Cumulative Preferred Stock and 29* shares of $4.50 Dividend Cumulative Preferred Stock.
_______________

*Less than 1.0% of class.

tPursuant to Item 403 of Regulation S-K, this total does not reflect multiple counting of shares reflected above.

(1) Unless otherwise indicated below in footnotes (2) through (8), each director possesses sole voting and investment power with respect to the shares shown opposite his or her name.

(2) Includes shares of Common Stock owned by spouses or certain members of the families of directors, as to which such directors disclaim beneficial ownership, as follows: Caspersen 347,512 shares; Farris 138 shares; Halvorsen 14,986 shares; Tucker 7,628 shares; Wachter 800 shares, and Watts 22,817 shares.

(3) Includes 100,074 shares of Common Stock held by a trust as to which Messrs. Caspersen, Tucker, Watts and others serve as trustees (sharing voting and investment power), shown as beneficially owned by each of them.

(4) Includes shares owned by The Hodson Trust. For information concerning shares held by this trust see Security Ownership of Certain Beneficial Owners on page 11.

(5) Includes 625,190 shares of Common Stock other than shares referred to in notes (2), (3), (4), (6), (7) and (8), as to which Mr. Caspersen shares voting and investment power with others.

(6) Includes 372,320 shares of Common Stock owned by The Hodson Scholarship Foundation, Inc., as to which Messrs. Caspersen and Holm share voting and investment power with others.

(7) Includes 119,222 shares of Common Stock and 679 shares of 5% Pfd. Stock owned by the Beneficial Foundation, Inc., as to which Messrs. Caspersen, Tucker and others share voting and investment power. On April 7, 1998, Mr. Gilliam was elected a Member and Director of the Beneficial Foundation, Inc. The Equity Securities beneficially owned by Mr. Gilliam do not include shares held by Beneficial Foundation, Inc.

(8) Includes 15,000 shares of Common Stock owned by two charitable trusts as to which Messrs. Caspersen and Gilliam share voting and investment power with another.

(9) Includes shares of Common Stock which will vest in March of 1998 under the Employees' Stock Purchase Plan.

(10) Includes the number of shares that could be acquired as of February 28, 1998 by the exercise of options granted under the Company's Option Plan as follows: Callander (12,000), Caspersen (62,500), Clark (0), Coleman (16,000), Farris (341,550),Gilliam (165,400), Halvorsen (176,600),
      Hernandez (12,000), Hillier (16,000), Holm (12,000), Kean (16,000), Muller
      (16,000),  Prairie (0), Ross (16,000),  Tucker (12,000), Wachter (16,000),
      Watts (16,000), and all directors and officers as a group 919,325.

(11)  Options to purchase  Common  Stock  awarded  under the  Company's  Option
      Plan not currently exercisable. This information is voluntarily disclosed and such amounts are not included in the Common Stock beneficially owned column or in the percentage of class column.

(12) Percentages include shares that could be acquired under the Company's Option Plan as set forth in footnote (10) above.

      For a brief discussion of the merger of a wholly owned subsidiary of Household with and into the Company with the Company surviving as a wholly owned subsidiary of Household, see "Item 11.
      EXECUTIVE COMPENSATION-Employment Contracts and Termination of Employment and Change-in-Control Arrangements-Severance Agreements".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Loans.

Certain banking and mortgage company subsidiaries of the Company have made, and will continue to make, mortgage and other loans, in the ordinary course of business, to directors and officers of the Company. These loans have been and will be made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers and do not and will not involve more than the normal risk of collectibility or present other unfavorable features.

Transactions with Management and Others.

On February 5, 1997 the Company purchased 9,000 shares of Common Stock from Finn M. W. Caspersen, Chairman of the Board of Directors, Chief Executive Officer and a director of the Company, in a privately negotiated transaction. The price paid was $67.8125 per share ($610,312.50), which was the average between the highest and lowest quoted selling price per share on the New York Stock Exchange Composite Transaction Tape on the date of sale. The Company purchased the shares as a part of its acquisition program for shares of its Common Stock to fund its contribution under the Key Plan for anticipated February 1997 awards to employees for 1996 performance. Such transaction was authorized by a majority of the members of the Executive Committee of the Board of Directors in a meeting held February 4, 1997. The shares of Common Stock were awarded to Mr. Caspersen in February 1993 for 1992 performance and distributed to Mr. Caspersen in January 1997 pursuant to the terms of the Company's Key Plan.

Professional Associations.

The Hillier Group, an architectural firm, of which Mr. Hillier is Chairman and Chief Executive Officer, performed architectural and land planning services for a subsidiary of the Company in 1997.



                            SIGNATURES

Pursuant to the Requirements of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BENEFICIAL CORPORATION
                                  By     /s/ Scott A. Siebels
                                             Scott A. Siebels
                                           Senior Vice President
                                          Corporate Secretary and
                                          Assistant General Counsel

Date: April 28, 1998