Form 10-Q
period 1998-03-31
BENEFICIAL CORP
filed 1998-05-13
CIK 8960

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q

    (Mark One)
     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

At May 1, 1998, the number of shares outstanding of the registrant's common stock was 54,704,509.





================================================================================

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    BENEFICIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                 (in millions)
                                                       March 31,    December 31,
                                                          1998          1997
                                                       ----------    ---------

ASSETS
Cash and Equivalents  .  .  .  .  .  .  .  .  .  .  .  .$   224.6     $   253.9
Finance Receivables (Note 3).  .  .  .  .  .  .  .  .  . 14,550.8      15,030.2
  Allowance for Credit Losses (Note 4)  .  .  .  .  .  .   (554.3)       (559.9)
                                                        ---------     ---------
     Net Finance Receivables.  .  .  .  .  .  .  .  .  . 13,996.5      14,470.3
Investment Securities (Note 5) .  .  .  .  .  .  .  .  .    903.4         866.2
Property and Equipment.  .  .  .  .  .  .  .  .  .  .  .    233.0         229.3
Other Assets .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  1,260.5       1,825.4
                                                         ---------    ----------

      TOTAL ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .$16,618.0      $17,645.1
                                                         =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-Term Debt (Note 7) .  .  .  .  .  .  .  .  .  .  .$ 3,935.6     $ 4,585.1
Deposits Payable.  .  .  .  .  .  .  .  .  .  .  .  .  .    509.7         555.3
Long-Term Debt (Note 8)  .  .  .  .  .  .  .  .  .  .  .  8,662.7       8,887.2
                                                         ---------    ---------
  Total Interest-Bearing Debt  .  .  .  .  .  .  .  .  . 13,108.0      14,027.6
Accounts Payable and Accrued Liabilities.  .  .  .  .  .    892.8         708.0
Insurance Policy and Claim Reserves  .  .  .  .  .  .  .    569.2       1,137.2
                                                         ---------    ---------
  Total Liabilities.  .  .  .  .  .  .  .  .  .  .  .  . 14,570.0      15,872.8
                                                         ---------    ---------

Shareholders' Equity:
  Preferred Stock  .  .  .  .  .  .  .  .  .  .  .  .  .    114.8         114.8
  Common Stock  .  .  .  .  .  .  .  .  .  .  .  .  .  .     54.4          53.3
  Additional Capital  .  .  .  .  .  .  .  .  .  .  .  .    349.7         250.7
  Accumulated Other Comprehensive Income (Note 11)  .  .    (22.3)        (43.0)
  Retained Earnings.  .  .  .  .  .  .  .  .  .  .  .  .  1,551.4       1,396.5
                                                         ---------     ---------
    Total Shareholders' Equity .  .  .  .  .  .  .  .  .  2,048.0       1,772.3
                                                         ---------     ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .  .  .$16,618.0     $17,645.1
                                                        =========     =========

See Notes to Financial Statements.

                       BENEFICIAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                       (in millions, except per share amounts)

                                                           Three Months Ended
                                                                March  31,
                                                             1998         1997

REVENUE
  Finance Charges and Fees .  .  .  .  .  .  .  .  .        $614.6       $579.4
  Interest Expense.  .  .  .  .  .  .  .  .  .  .  .         223.6        214.7
                                                            ------       ------
    Lending Spread.  .  .  .  .  .  .  .  .  .  .  .         391.0        364.7
  Insurance Premiums .  .  .  .  .  .  .  .  .  .  .          45.0         45.9
  Other (Note 2)  .  .  .  .  .  .  .  .  .  .  .  .         317.1        147.3
                                                            ------       ------

      Total .  .  .  .  .  .  .  .  .  .  .  .  .  .         753.1        557.9
                                                            ------       ------

OPERATING EXPENSES
  Salaries and Employee Benefits .  .  .  .  .  .  .         111.0        105.1
  Insurance Benefits .  .  .  .  .  .  .  .  .  .  .          15.9         22.8
  Provision for Credit Losses .  .  .  .  .  .  .  .         139.8         93.1
  Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         173.1        174.5
                                                            ------       ------
      Total    .  .  .  .  .  .  .  .  .  .  .  .  .         439.8        395.5
                                                            ------       ------

Income Before Income Taxes .  .  .  .  .  .  .  .  .         313.3        162.4
Provision for Income Taxes .  .  .  .  .  .  .  .  .         125.8         61.7
                                                            ------       ------
NET INCOME  .  .  .  .  .  .  .  .  .  .  .  .  .  .         187.5        100.7
Other Comprehensive Income (Note 11).  .  .  .  .  .          20.7         (7.6)
COMPREHENSIVE INCOME .  .  .  .  .  .  .  .  .  .  .        ------       ------
                                                            $208.2       $ 93.1
                                                            ======       ======

BASIC EARNINGS PER COMMON SHARE (Note 10) .  .  .  .        $ 3.49       $ 1.85
                                                            ======       ======

DILUTED EARNINGS PER COMMON SHARE (Note 10)  .  .  .        $ 3.34       $ 1.80
                                                            ======       ======

DIVIDENDS PER COMMON SHARE .  .  .  .  .  .  .  .  .       $  .57        $  .52
                                                            ======       ======

See Notes to Financial Statements.

                      BENEFICIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in millions)

                                                            Three Months Ended
                                                                March 31,

                                                             1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income  .  .  .  .  .  .  .  .  .  .  .  .  .  .     $  187.5     $  100.7
 Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Provision for Credit Losses .  .  .  .  .  .  .  .        139.8         93.1
   Provision for Deferred Income Taxes  .  .  .  .  .         (3.8)       (10.8)
   Depreciation and Amortization  .  .  .  .  .  .  .         10.4         12.9
   Insurance Policy & Claim Reserves .  .  .  .  .  .       (568.0)         (.9)
   Accounts Payable & Accrued Liabilities  .  .  .  .        184.8        161.5
                                                          --------     --------
     Net Cash (Used in) Provided by Operating Activities     (49.3)       356.5
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Receivables Originated or Acquired  .  .  .  .  .  .     (3,517.9)    (3,170.3)
 Receivables Collected.  .  .  .  .  .  .  .  .  .  .      3,080.2      2,921.5
 Canadian Receivables Sold  .  .  .  .  .  .  .  .  .        804.0         --
 Investment Securities Purchased  .  .  .  .  .  .  .        (92.4)      (110.0)
 Investment Securities Sold .  .  .  .  .  .  .  .  .         42.0         68.1
 Investment Securities Matured .  .  .  .  .  .  .  .         31.7         26.2
 Deposit from Reinsurer  .  .  .  .  .  .  .  .  .  .        576.5         --
 Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         81.6        (27.3)
                                                          --------     --------
     Net Cash Provided by (Used in) Investing Activities   1,005.7       (291.8)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-Term Debt, Net Change.  .  .  .  .  .  .  .  .       (665.2)      (196.4)
 Deposits Payable, Net Change  .  .  .  .  .  .  .  .        (39.2)       (30.6)
 Long-Term Debt Issued.  .  .  .  .  .  .  .  .  .  .        703.0      1,081.8
 Long-Term Debt Repaid.  .  .  .  .  .  .  .  .  .  .       (940.7)      (905.1)
 Dividends Paid .  .  .  .  .  .  .  .  .  .  .  .  .        (32.6)       (29.8)
 Common Stock Repurchased.  .  .  .  .  .  .  .  .  .        (11.0)       (15.1)
                                                           --------    --------
     Net Cash Used in Financing Activities .  .  .  .       (985.7)       (95.2)
                                                           --------    --------

NET DECREASE IN CASH AND EQUIVALENTS .  .  .  .  .  .        (29.3)       (30.5)
Cash and Equivalents at Beginning of Period.  .  .  .        253.9        279.6
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD.  .  .  .  .  .     $  224.6     $  249.1
                                                           ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid  .  .  .  .  .  .  .  .  .  .  .  .  .     $  165.1     $  135.1
 Income Taxes Paid .  .  .  .  .  .  .  .  .  .  .  .        (25.7)          .4

See Notes to Financial Statements.

                     BENEFICIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     (in millions, except per share amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting policies used in the preparation of the unaudited quarterly financial statements are consistent with accounting policies described in the notes to financial statements contained in the Beneficial Corporation (the Company) Annual Report on Form 10-K for the fiscal year-ended December 31, 1997. In the opinion of management, all adjustments, consisting of a normal recurring nature, necessary for a fair presentation have been reflected. Certain prior period amounts have been reclassified to conform with the 1998 presentation. Interim results are not necessarily indicative of results for a full year.

2.   SALE OF CANADIAN SUBSIDIARY

         On March 2, 1998, the Company sold its Canadian subsidiary, Beneficial Canada Holdings Inc., to Associates Capital Corporation of Canada, a subsidiary of Associates First Capital Corporation, resulting in a net aftertax gain of $118.5 million, which is included in other income.

3.   FINANCE RECEIVABLES

        Finance receivables consisted of the following:

                                                    March 31,       December 31,
                                                      1998              1997

         Receivables Owned:
           Real Estate Secured.  .  .  .  .  .     $ 6,124.5         $ 5,905.3
           Personal Unsecured .  .  .  .  .  .       3,080.8           3,262.4
           Credit Cards .  .  .  .  .  .  .  .       4,200.6           4,685.4
           Sales Finance Contracts  .  .  .  .         962.0             994.3
           Commercial.  .  .  .  .  .  .  .  .         182.9             182.8
                                                   ---------         ---------
             Total Owned.  .  .  .  .  .  .  .      14,550.8          15,030.2
         Receivables Sold with Servicing Retained
              (all real estate secured).  .  .       2,629.8           2,912.7
                                                   ---------         ---------
         Total Managed Receivables  .  .  .  .     $17,180.6         $17,942.9
                                                    ========          ========

4.   ALLOWANCE FOR CREDIT LOSSES

        An analysis of the allowance for credit losses follows:

                                                                         1998

         Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .  .    $559.9
         Accounts Charged Off  .  .  .  .  .  .  .  .  .  .  .  .  .    (135.4)
         Recoveries on Accounts Previously Charged Off .  .  .  .  .      13.6
         Provision for Credit Losses .  .  .  .  .  .  .  .  .  .  .     139.8
         Sale of Canada  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     (25.7)
         Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       2.1
                                                                         ------
         Balance at March 31.  .  .  .  .  .  .  .  .  .  .  .  .  .     $554.3
                                                                         ======

5.   INVESTMENT SECURITIES

        Investment securities were as follows:

                                 March 31, 1998            December 31, 1997
                                 --------------            -----------------
                              Carrying       Market       Carrying       Market
                                Value         Value         Value         Value

         AVAILABLE-FOR-SALE
           Debt Securities:
             Corporate          $314.0       $314.0        $300.1        $300.1
             Mortgage-backed      33.5         33.5          30.7          30.7
             Municipal             5.1          5.1           5.3           5.3
             U.S. Government     132.4        132.4         116.8         116.8
             Foreign Government   54.2         54.2          60.5          60.5
             Other                 5.4          5.4           5.5           5.5
                                ------       ------        ------        ------
                                 544.6        544.6         518.9         518.9
           Equity Securities        .6           .6            .6            .6
                                ------       ------        ------        ------
              Total             $545.2       $545.2        $519.5        $519.5
                                ======       ======        ======        ======

         HELD-TO-MATURITY
           Debt Securities:
             Corporate          $ 44.8       $ 45.1        $ 48.8        $ 49.1
             Mortgage-backed       1.8          1.8           2.2           2.2
             Municipal            10.8         11.1          10.8          11.1
             U.S. Government       8.4          8.3          10.4          10.3
             Foreign Government    1.1          1.0           1.1           1.0
             Other                10.2         10.2          10.2          10.2
                                ------       ------        ------        ------
               Total            $ 77.1       $ 77.5        $ 83.5        $ 83.9
                                ======       ======        ======        ======


                Included in total investment securities is $281.1 and $263.2 at March 31, 1998 and December 31, 1997, respectively, classified as trading securities.

                There were no investments transferred from Held-To-Maturity to Available-For-Sale, nor were there any sales of Held-To-Maturity investments during the three-month period ended March 31, 1998.

6.   SERVICING ASSET AND INTEREST-ONLY STRIPS

         The activity in the servicing asset is summarized as follows:

                                                                         1998
             Balance at January 1  .  .  .  .  .  .  .  .  .  .  .  .    $11.4
             Amortization .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     (1.1)
                                                                          ----
             Balance at March 31.  .  .  .  .  .  .  .  .  .  .  .  .    $10.3
                                                                         =====

         Previously recognized servicing assets that exceed contractually specified servicing fees were reclassified as interest-only strips and are carried at fair value which amounted to $66.3 at March 31, 1998. Both the servicing assets and the interest-only strips are included in other assets on the balance sheet. The servicing assets and interest-only strips are amortized in proportion to and over the period of estimated net future servicing fee income. The servicing assets and interest-only strips are periodically reviewed for valuation impairment. This review is performed on a disaggregated basis for the predominate risk characteristics of the underlying loans which are loan type, term, interest rate, prepayment rate and loss rate. The fair value of the servicing assets and interest-only strips are determined by present valuing the estimated net future cash flows. The weighted-average assumptions used in the fair value calculations include: discount rate - 15%, prepayment rate - 34%, loss rate - 1.4%, and servicing fees - 1.0%. As of March 31, 1998, fair value approximates carrying value and therefore no valuation allowance is required.

7.       SHORT-TERM DEBT

         Short-term debt outstanding consisted of the following:

                                                        March 31,   December 31,
                                                          1998          1997

         Commercial Paper.  .  .  .  .  .  .  .  .  .   $3,471.7       $3,770.5
         Bank Borrowings .  .  .  .  .  .  .  .  .  .      463.9          814.6
                                                        --------       --------
               Total  .  .  .  .  .  .  .  .  .  .  .   $3,935.6       $4,585.1
                                                        ========       ========

         The weighted average interest rates (including the costs of maintaining lines of credit) on short-term borrowings during the three months ended March 31 were as follows:
                                                            1998          1997
                                                          --------       ------

         U.S. Dollar Borrowings.  .  .  .  .  .  .  .       5.70%          5.47%
         Other Currency Borrowings.  .  .  .  .  .  .       7.22           5.63
         Overall.  .  .  .  .  .  .  .  .  .  .  .  .       6.02%          5.49%

         The impact of interest rate hedging activities on the Company's weighted average short-term borrowing rates and on the reported short-term interest expense for the three months ended March 31 was a decrease of .04% (annualized) and $0.5 in 1998 and an increase of .13% (annualized) and $1.4 in 1997.

8.   LONG-TERM DEBT

         Long-term debt is shown below in the earliest year it could become payable:

                                  Weighted Average
                                  Interest Rates at     March 31,   December 31,
         Maturity                   March 31,1998         1998          1997
         --------                -----------------    -----------    ---------

           1998                         6.75%           $1,529.2      $2,246.1
           1999                         6.69             1,912.6       1,990.7
           2000                         6.68             1,174.2       1,254.1
           2001                         7.00               934.1         946.3
           2002                         6.77             1,259.3       1,293.4
           2003-2007                    6.78             1,634.0         959.3
           2008-2023                    7.49               219.3         197.3
                                                        --------      --------
               Total                    6.78%           $8,662.7      $8,887.2
                                                        ========      ========

         The weighted average interest rates (including issuance costs) on the Company's long-term debt during the three months ended March 31 were as follows:

                                                             1998          1997
                                                            ------        -----
           U.S. Dollar Borrowings.  .  .  .  .  .  .  .      6.82%         6.87%
           Other Currency Borrowings.  .  .  .  .  .  .      7.56          6.89
           Overall.  .  .  .  .  .  .  .  .  .  .  .  .      6.91%         6.87%

         Long-term debt outstanding at March 31, 1998, and December 31, 1997, includes $4,198.3 and $4,174.6, respectively, of variable-rate debt that reprices based on various indices. Such variable-rate debt generally has an original maturity of one-to-three years.

         The impact of interest rate hedging activities on the Company's weighted average long-term borrowing rates and on the reported long-term interest expense for the three months ended March 31 was an increase of .05% (annualized) and $1.2 in 1998 and .01% (annualized) and $0.3 in 1997.

9.    DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into foreign exchange forward agreements, options and currency swaps to hedge its net investment in foreign subsidiaries. At March 31, 1998, the Company had purchased options to deliver British pounds in exchange for US$475.6, as compared to December 31, 1997, when the Company owned the right to deliver British pounds for US$386.3. Concurrently, the Company had sold options to buy British pounds for US$483.0 at March 31, 1998, as compared with sales of call options on British pounds for US$391.2 at year-end 1997.

         The Company's outstanding forward agreements as of March 31, 1998, consisted of forward sales of (pound)61.1 in exchange for US$101.0 and a forward purchase of DM18.0 in exchange for US$9.8. This compared to a forward sale of (pound)46.0 in exchange for US$71.6 and a net forward purchase of DM17.0 in exchange for US$9.6 at December 31, 1997.

         Currency swaps outstanding at year-end were terminated during the period based on market prices at the time of termination.

         The Company accrued pretax losses of $9.3 at March 31, 1998, and pretax gains of $6.0 at December 31, 1997 on open hedges. These gains and losses represent a mark to spot on all open hedges and are recognized in a separate component of equity. There were no gains or losses recognized in net income attributable to the above hedging programs.

         The Company and its subsidiaries utilize interest-rate swaps to allow it to match fund its variable- and fixed-rate receivables and to manage basis risk. The amounts to be paid or received under the agreements are accrued in interest expense consistent with the terms of the agreements. At March 31, 1998, accrued interest payable related to these interest-rate swaps totaled $13.5, which is largely offset by $12.3 of accrued interest receivable. The impact of interest rate hedging activities on the Company's weighted average borrowing rates and on the reported interest expense for the three months ended March 31, was an increase of .02% (annualized) and $0.7 in 1998 and .05% (annualized) and $1.6 in 1997.

         The following table summarizes the interest-rate swaps outstanding at March 31, 1998:
                                                  Weighted Average   Weighted
                                       Notional    Interest Rates     Average
                                        Amount     Pay     Receive   Maturity*

Pay fixed-rate - receive floating-rate  $ 741.8    7.40%     7.40%      2.6
Pay floating-rate - receive fixed-rate
  Denominated in:
     US$                                  153.0    5.83      6.51       8.2
     British pounds                       143.0    8.06      7.94       1.3
Pay floating-rate - receive
 floating-rate                            724.6    5.98      5.57       1.5
                                          ------
Total                                   $1,762.4   6.73%     6.61%      2.5
                                        ========

*Remaining term in years.


10.  EARNINGS PER COMMON SHARE

    Computations of basic and diluted earnings per common share are as follows:

                                                                       Per Share
                                                    Income     Shares     Amount

March 31, 1998
Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  .   $187.5
  Less: Preferred stock dividends .  .  .  .  .  .     (1.3)
Basic Earnings per Share:
  Income available to common stockholders  .  .  .    186.2     53.4       $3.49
                                                     ------     ----       -----
  Convertible preferred stock  .  .  .  .  .  .  .     --        0.1
  Options .  .  .  .  .  .  .  .  .  .  .  .  .  .     --        1.9
  Employee stock purchase plan .  .  .  .  .  .  .     --        0.3
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions  .  .  .  .  .  .  .  .  .   $186.2     55.7       $3.34
                                                     ======     ====       =====

March 31, 1997
Net Income.  .  .  .  .  .  .  .  .  .  .  .  .  .   $100.7
  Less: Preferred stock dividends .  .  .  .  .  .     (1.3)
Basic Earnings per Share:
  Income available to common stockholders  .  .  .     99.4     53.6       $1.85
                                                     ------     ----       -----
  Convertible preferred stock  .  .  .  .  .  .  .     --        0.2
  Options .  .  .  .  .  .  .  .  .  .  .  .  .  .     --        1.2
  Employee stock purchase plan .  .  .  .  .  .  .     --        0.3
Diluted Earnings per Share:
  Income available to common stockholders and
    assumed conversions  .  .  .  .  .  .  .  .  .   $ 99.4     55.3       $1.80
                                                     ======     ====       =====



11.   COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130 was adopted by the Company effective January 1, 1998. As a result, the income statement includes an amount for other comprehensive income, as well as total comprehensive income. Other comprehensive income includes revenues, expenses, gain and losses that have affected shareholders' equity but not net income, such as foreign currency translation adjustments and unrealized gains and losses on the available-for-sale investment portfolio. Other comprehensive income of $20.7 million for the three months ended March 31, 1998 resulted from $20.8 of aftertax foreign currency translation adjustments, primarily as a result of a $20.4 million reclassification adjustment for the sale of the Canadian operations, and $.1 million related to unrealized losses on available-for-sale investments, compared to a loss of $7.6 million for the three months ended March 31, 1997.

         On the balance sheet, accumulated other comprehensive income totaled ($22.3) at March 31, 1998 compared to ($43.0) at December 31, 1997. These amounts are net of accumulated foreign currency translation adjustments of ($27.4) and ($48.2) and net unrealized gain on investment securities of $5.1 and $5.2 at March 31, 1998 and December 31, 1997, respectively.


12.  RATIO OF EARNINGS TO FIXED CHARGES

                                                             Three Months Ended
                                                                  March 31,
                                                              1998       1997

           Net Income.  .  .  .  .  .  .  .  .  .  .        $187.5      $100.7
           Add Provision for Income Taxes .  .  .  .         125.8        61.7
                                                            ------      ------
               Earnings Before Income Taxes  .  .  .         313.3       162.4
                                                            ------      ------

           Fixed Charges:
             Interest and Debt Expense .  .  .  .  .         223.6       214.7
             Interest Factor Portion of Rentals .  .           7.9         6.2
                                                            ------      ------
               Total Fixed Charges  .  .  .  .  .  .         231.5       220.9
                                                            ------      ------

           Earnings Before Income Taxes and Fixed Charges   $544.8      $383.3
                                                            ======      ======

           Ratio of Earnings to Fixed Charges   .  .  .       2.35        1.74
                                                            ======      ======

           Preferred Dividend Requirements   .  .  .  .     $  2.2      $  2.1
                                                            ======      ======

           Ratio of Earnings to Fixed Charges and Preferred
             Dividend Requirements  .  .  .  .  .  .  .       2.33        1.72
                                                            ======      ======

         In computing the ratio of earnings to fixed charges, earnings consist of net income to which has been added income taxes and fixed charges. Fixed charges consist principally of interest on all indebtedness and that portion of rentals considered to represent an appropriate interest factor. Preferred dividend requirements are grossed up to their pretax equivalent.

13.      CONTINGENT LIABILITIES

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

         In order to limit the further accrual of interest on the proposed adjustments, the Company paid $105.5 of tax and interest during the third quarter 1992.

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

                       BENEFICIAL CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Events

         On April 7, 1998, Beneficial Corporation ("the Company") announced that it had entered into a definitive merger agreement (the "Merger Agreement") with Household International, Inc. ("Household") and Household Acquisition Corporation II ("HAC"), pursuant to which the Company and Household would combine their business operations by means of a merger (the "Merger") of HAC with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Household. In the Merger, (i) holders of common stock, par value $1.00 per share (Beneficial Common Stock"), will receive 1.0222 shares of common stock, par value $1.00 per share ("Household Common Stock"), of Household for each such share; (ii) holders of shares of the $5.50 Dividend Cumulative Convertible Preferred Stock, without par value ("Beneficial Convertible Preferred Stock"), of the Company will receive for each such share the number of shares of Household Common Stock they would have been entitled to receive had they converted such shares of Beneficial Common Stock immediately prior to the effective time of the Merger; and (iii) holders of the Company's other series of preferred stock will receive shares of Household preferred stock with identical terms, except that all such shares will be entitled to one vote per share, voting as a single class with the holders of shares of Household Common Stock. Consummation of the Merger is subject to regulatory approval, the approval of the stockholders of both the Company and Household and other customary conditions. The companies will have combined pro forma 1997 managed revenues of over $7 billion, managed receivables of $62 billion and over 30 million customer accounts.

         On March 2, 1998, the Company sold its Canadian subsidiary, Beneficial Canada Holdings, Inc., to Associates Capital Corporation of Canada, a subsidiary of Associates First Capital Corporation, resulting in a net aftertax gain of $118.5 million.

         On April 28, 1998, the Company sold Beneficial Bank AG, its subsidiary based in Stuttgart, Germany, to Banque Sofinco, a large European consumer lender based in Paris, France. At December 31, 1997, the Company had accrued an aftertax loss of $27.8 million associated with the sale. No additional losses were realized as a result of the sale.

Financial Condition

         Total owned receivables decreased $479 million, or 3%, during the first three months of 1998, compared with an increase of $61 million, or 1%, during the first three months of 1997. Managed receivables, which include loans sold in securitizations but still serviced, decreased $762 million during the quarter compared with a decrease of $126 million in the prior year. The decline in both owned and managed receivables for the quarter resulted primarily from the sale of the Canadian operations, which reduced finance receivables by $804 million. The current quarter decline also reflects the anticipated significant paydown of certain maturing special financing portfolio tranches, in addition to the planned run-off of certain convenience user balances at Beneficial National Bank USA (BNB USA), the Company's private-label credit card subsidiary. BNB USA's receivables declined $311 million during the quarter, compared with a decline of $222 million a year earlier. Conversely, internally-generated receivables growth in the U.S. loan office system for the quarter was $132 million, compared to a gain of $111 million a year earlier. Portfolio acquisitions added $100 million to 1998's growth for the quarter, while contributing $44 million last year. Reflecting the remaining balance of receivables serviced from prior securitizations, total receivables sold with servicing retained were $2,630 million at March 31, 1998, compared with $2,138 million at March 31, 1997.

         At March 31, 1998, the allowance for credit losses was $554.3 million, or 3.81%, as a percentage of owned finance receivables compared with $559.9 million, or 3.73%, at December 31, 1997, and $494.5 million, or 3.39%, at March 31, 1997. This minor reduction in the allowance from 1997 year-end relates primarily to the reduction of the receivable portfolio as a result of the sale of the Canadian operations and to the BNB USA runoff discussed above offset by increases to the current quarter provision due to higher delinquency experience. At March 31, 1998, the reserve covered annualized net chargeoffs 1.14 times, compared with 1.36 times at December 31, 1997 and 1.33 times at March 31, 1997. As a percentage of average owned receivables, annualized net chargeoffs were 3.26%, compared with 2.56% in the first quarter of 1997, reflecting higher consumer bankruptcy experience in North America.

         As disclosed in the table that follows, all owned receivables delinquent two months and greater on a contractual basis increased to 4.33% of total outstandings at March 31, 1998, from 3.70% a year earlier and 4.24% at the end of 1997. The increase reflects somewhat higher delinquency rates on the BNB USA portfolio. On a managed basis, delinquency increased to 4.16% at March 31, from 3.58% a year earlier and 4.02% at December 31, 1997. The table that follows details delinquency by product type on both an owned and managed basis.

      Delinquency % on a                                   Delinquency % on an
         Managed Basis           Product Type                 Owned Basis
      ------------------         ------------               ---------------
March 31,   Dec. 31,  March 31,                   March 31,  Dec. 31,  March 31,
 1998         1997      1997                        1998       1997       1997
--------    -------   --------                    --------   -------     ------

 3.16%       3.03%      2.58%    Real Estate Secured  3.13%    3.14%      2.56%
 5.82        5.86       6.08     Personal Unsecured   5.82     5.86       6.08
 4.84        4.47       3.67     Credit Card          4.84     4.47       3.67
 4.97        4.17       3.70     Sales Finance        4.97     4.17       3.70
 4.16%       4.02%      3.58%    Overall              4.33%    4.24%      3.70%

         The Company's leverage (the ratio of interest-bearing debt to total equity) was sharply reduced to 6.40 to 1 at March 31, 1998, from 7.91 to 1 at year-end 1997 resulting primarily from the strong earnings of the first quarter. Additional capital also increased $99 million during the first quarter, largely due to the exercise of employee stock options. Similarly, the managed leverage ratio, which recharacterizes securitized receivables as debt, improved dramatically to 7.68 to 1 from 9.56 to 1 at year-end 1997.

Results of Operations

         First-quarter 1998 net income increased to $187.5 million, up 86% from net income of $100.7 million in the first quarter of 1997. Diluted earnings per share also increased 86% to $3.34 from $1.80 in the 1997 period. 1998 results benefited from a net aftertax, non-recurring gain of $110.8 million, or $1.99 per share, consisting of a $118.5 million gain-on-sale of the Company's Canadian consumer finance subsidiary, partially offset by a $7.7 million addition to tax reserves for certain outstanding tax issues. Aftertax profits from the Company's tax refund anticipation loan (RAL) business declined to $25.6 million ($42.6 million pretax) from $42.1 million ($70.1 million pretax) in the first quarter of 1997, reflecting certain limited measures taken by the Internal Revenue Service to delay payment on the returns of selected taxpayers claiming an earned income tax credit. Removing the influence of the Canadian gain-on-sale, the addition to tax reserves, and the full impact of RAL profits in both years, the Company's earnings declined 13%, chiefly reflecting an increase in the loan loss reserve percentage.

         Lending spread exceeded 10% on both an owned and managed basis, benefiting from strong yields on the personal unsecured loan portfolio and in BNB USA. Lending spread increased $26.3 million or 7% for the quarter as compared with the first quarter of 1997. As a percentage of average owned receivables, the lending spread was 10.47% for the 1998 quarter, compared to 10.05% in the first quarter of 1997. As a percentage of average managed receivables, the lending spread was 10.04% for the 1998 quarter, compared to 9.74% in the first quarter of 1997. For the 1998 quarter, the gross yield as a percentage of average owned receivables increased to 16.46% from 15.97% in 1997, while interest expense increased to 5.99% for the 1998 quarter compared to 5.92% in 1997. The increase in lending spread was primarily the result of higher margins at BNB USA.

         During the first quarter, other revenue increased $169.8 million, or 115%, to $317.1 million from $147.3 million in the first quarter of 1997 resulting primarily from the gain-on-the-sale of the Canadian operations, offset to some extent by the reduction in RAL income.

         Insurance pretax earnings increased 9% to $24.7 million from $22.7 million in the prior year reflecting strong premium revenues and lower loss ratios corresponding to continued strong growth in the consumer finance subsidiaries.

         Subsidiaries outside the United States contributed $12.9 million to pretax income for the 1998 quarter, an increase of 21%, compared to $10.7 million in the first quarter of 1997. The favorable earnings comparisons were driven by the United Kingdom and Ireland. Endeavor Personal Finance, a recent United Kingdom acquisition, contributed $1.6 million to pretax income.

         First-quarter chargeoffs increased to $121.8 million from $92.9 million in the first quarter of 1997. As a result of the significant increase in net chargeoffs as a percentage of average owned receivables and an increase in the average receivable base for the quarter, the provision for credit losses increased 50% for the quarter to $139.8 million from $93.1 million in the first quarter of 1997. As an annualized percentage of average owned receivables, net chargeoffs increased to 3.26% from 2.56% a year earlier, but were unchanged from the fourth quarter of 1997. As an annualized percentage of average managed receivables, net chargeoffs increased to 2.75% from 2.22% a year earlier and 2.73% in the fourth quarter of 1997. From a product line perspective, the increase in net chargeoffs to average finance receivables was most evident in the credit card portfolio which rose to 5.73% compared to 3.93% in the first quarter of 1997 and 4.84% for the full year 1997 and in the sales finance portfolio which increased to 3.43% from 2.70% during the first quarter of 1997 and 2.88% for the full year 1997. These trends reflect the continued high level of consumer bankruptcy in North America. The increase in credit card rates also reflects the maturing of BNB USA's private-label credit card portfolio. Management expects chargeoffs in the credit card portfolio to continue at high levels in the short term as the portfolio continues to mature and consumer bankruptcies remain high. Chargeoff rates will continue to reflect the economic cycle and economic health of the consumer.

         Owned receivables delinquent two months and greater on a contractual basis increased to 4.33% from 3.70% a year earlier, but were only slightly up from 4.24% at the end of 1997. Delinquent accounts two months and greater on a managed basis exhibited a similar pattern, up to 4.16% at the 1998 quarter from 3.58% for the first quarter of 1997 and 4.02% at year-end 1997.

         Salaries and other operating expenses in total increased $4.5 million, or 2%, for the first quarter of 1998 compared to the 1997 quarter. Relating these operating expenses to average owned receivables generates an operating expense ratio of 7.61% in the first quarter of 1998 compared with 7.71% in the first quarter of 1997. As a percentage of average managed receivables, the first three months operating expense ratio declined to 6.45% from 6.73% a year earlier. The effective tax rate was 40% for the first three months of 1998 compared to 38% for the comparable 1997 quarter. The higher rate reflects the $7.7 million addition to the tax reserves for certain outstanding tax issues.

         Other comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on the available-for-sale investment portfolio, was $20.7 million compared to a loss of $7.6 million in the first quarter of 1997. The increase in 1998 is largely the result of a $20.4 million reclassification to net income of accumulated foreign currency translation losses related to the sale of the Canadian operations.

Changes in Cash Flow and Liquidity

         The principal sources of cash are collections of finance receivables, proceeds from the issuance of short- and long-term debt, proceeds from the sale of receivables through securitizations, and cash provided through operations. The monthly collections of cash principal as a percentage of average receivables was 6.87% in the first three months of 1998, compared to 6.55% in the first three months of 1997 reflecting the paydown of certain maturing same-as-cash portfolio tranches at BNB USA.

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

Item 6.  Exhibits and Reports on Form 8-K.

    a) Exhibits -

Exhibit
Number                             Exhibit

3(i) Copy of the Company's Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 1997.

3(ii) Copy of the Company's By-Laws, as amended through February 17, 1998, is incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 1997.

27           Financial Data Schedule (in EDGAR filing only).

         b) The Company filed the following reports on Form 8-K during the period covered by this Form 10-Q:

                1) A report on Form 8-K, dated January 28, 1998, relating to the Company's fourth-quarter earnings, which were announced on January 28, 1998.

                2) A report on Form 8-K, dated February 10, 1998, relating to a definitive agreement to sell its Canadian subsidiary, Beneficial Canada Holdings Inc. to Associates First Capital Corporation.

                3) A report on Form 8-K, dated February 10, 1998, relating to the Terms Agreement dated February 10, 1998 between the Company and UBS Securities LLC with Union Bank of Switzerland, London branch, joining solely for the purposes of the assignment of the Call Option, executed in connection with the Company's Medium-Term Notes program.

                4)  A report on Form 8-K, dated February 17, 1998, relating to a special letter sent to shareholders of the Company.

                5) A report on Form 8-K, dated February 17, 1998, relating to action by the Board of Directors in setting the time and date of the Annual Meeting of Stockholders and amending the Company's By-Laws.

                6) A report on Form 8-K, dated March 2, 1998, relating to the finalization of the previously announced sale of the Company's Canadian subsidiary, Beneficial Canada Holdings Inc. to Associates Capital Corporation of Canada, a subsidiary of Associates First Capital Corporation.

                       BENEFICIAL CORPORATION AND SUBSIDIARIES





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date   May 11, 1998                                   /s/ Jonathan Macey
      --------------                                  ------------------
                                                          Jonathan Macey
                                                          Sr. Vice President
                                                          and Controller
                                                          (Chief Accounting
                                                          Officer)




Date   May 11, 1998                                  /s/ Andrew C. Halvorsen
      --------------                                 -----------------------
                                                         Andrew C. Halvorsen
                                                         Member of the Office
                                                         of the President and
                                                         Director (Chief
                                                         Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                 Exhibit

 3(i) Copy of the Company's Restated Certificate of Incorporation, as amended, is incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 1997.

 3(ii) Copy of the Company's By Laws, as amended through February 17, 1998, is incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 1997.

27               Financial Data Schedule (in EDGAR filing only).